Form 10-Q
period 1994-06-30
BUCYRUS ERIE CO /DE
filed 1994-08-15
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

             ________________________________________________


                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1994

                       Commission File Number: 1-871


             ________________________________________________


                           BUCYRUS-ERIE COMPANY

             DELAWARE                              39-0188050

                               P. O. BOX 500
                           1100 MILWAUKEE AVENUE
                     SOUTH MILWAUKEE, WISCONSIN 53172

                              (414) 768-4000




Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                 No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                              Outstanding August 10, 1994
Class A Common Stock, par value $.01
per share                                                    100

                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES

                                   INDEX



                                                  Page No.

Part I. Financial Information:


        Consolidated Condensed Balance Sheets -
          June 30, 1994 and December 31, 1993         3-4

        Consolidated Condensed Statements of Operations -
          Quarters and six months ended June 30,
          1994 and 1993                               5-6

        Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 1994 and 1993     7-8

        Notes to Consolidated Condensed Financial
          Statements                                 9-13

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations       14-21



Part II.  Other Information                         22-23

        Signature Page                                 24

                                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       PART 1.  FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           June 30,     December 31,                             June 30,    December 31,
                             1994           1993                                   1994          1993
ASSETS                                                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT ASSETS:                                        (DEFICIENCY IN ASSETS)
 Cash and cash                                         CURRENT LIABILITIES:
  equivalents            $ 14,604,757   $ 12,419,585    Accounts payable and
 Restricted funds                                        accrued expenses      $ 25,421,643  $ 51,084,351
  on deposit                        -        512,173    Liability to customers
 Receivables - Note 6      31,243,377     24,608,865     on uncompleted contracts
 Inventories - Note 5      62,479,510     57,231,179     and warranties           2,837,960     7,576,250
 Prepaid expenses and                                   Income taxes                297,140       232,037
  other assets              1,998,025      1,574,597    Notes payable - Note 6            -       295,131
                         ____________   ____________    Short-term obligations       192,798            -
 Total Current Assets     110,325,669     96,346,399    Current maturities of
                                                         long-term debt - Note 8  7,052,677     3,430,311
OTHER ASSETS:                                                                  ____________  ____________
 Restricted funds                                                                35,802,218    62,618,080
  on deposit                5,587,688      6,024,659    Long-term debt classified
 Notes receivable-Note 6   11,309,898     10,636,880     as a current
 Goodwill - net            12,673,654     12,942,226     liability - Note 8               -   201,239,574
 Intangible assets - net    6,830,271      7,780,263                           ____________  ____________
 Other assets               1,034,341      2,480,555    Total Current
                         ____________   ____________     Liabilities             35,802,218   263,857,654
                           37,435,852     39,864,583
                                                       DEFERRED LIABILITIES:
PROPERTY, PLANT AND EQUIPMENT:                          Income taxes                 80,336        85,992
 Cost                      83,833,002     83,029,462    Liability to customers on
 Less accumulated                                        uncompleted contracts
  depreciation            (42,904,857)   (39,845,214)    and warranties           4,495,983     4,587,014
                         ____________   ____________    Postretirement benefits  15,494,702    15,590,236
                           40,928,145     43,184,248    Deferred plant closing
                                                         expenses and other       5,972,050     7,298,284
                                                                               ____________  ____________
                                                                                 26,043,071    27,561,526
                                                       LONG-TERM DEBT, less
                                                        amounts classified as
                                                        current liabilities
                                                        and liabilities subject
                                                        to compromise - Note 8       83,269       768,728
                                                       LIABILITIES SUBJECT
                                                        TO COMPROMISE - Note 4  253,179,998             -

                                                       PREFERRED STOCK -
                                                        Notes 4 and 9
                                                        Series A Redeemable, subject
                                                        to compromise in 1994 -
                                                         par value $.01 share,
                                                         liquidation preference
                                                         $25 share plus accrued
                                                         dividends, 2,412,791.57
                                                         shares in 1994 and 1993
                                                         issued and outstanding
                                                         (aggregate liquidation/
                                                         redemption preference
                                                         $71,091,180 at June 30,
                                                         1994 and $70,088,379 at
                                                         December 31, 1993)      71,091,180    30,301,570

                                                       COMMON STOCKHOLDERS' INVESTMENT
                                                       (DEFICIENCY IN ASSETS):
                                                        Common Stock - par value $.01
                                                         per share, authorized
                                                         1,000 shares, issued and
                                                         outstanding 100 shares           1             1
                                                        Warrants - authorized
                                                         10,000,000, issued and
                                                         outstanding 1,114 in 1994
                                                         and 6,392 in 1993              169           971
                                                        Accumulated deficit    (194,054,265) (140,332,981)
                                                        Cumulative foreign
                                                         currency translation
                                                         adjustments             (3,455,975)   (2,762,239)
                                                                               ____________  ____________
                                                                               (197,510,070) (143,094,248)
                         ____________   ____________                           ____________  ____________
                         $188,689,666   $179,395,230                           $188,689,666  $179,395,230


                   See accompanying notes to consolidated condensed financial statements

                                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       PART I.  FINANCIAL INFORMATION
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                             Quarter Ended June 30,            Six Months Ended June 30,
                                              1994           1993                1994           1993
Revenues:
  Net shipments                           $ 46,285,461   $ 47,993,979        $ 82,884,494   $ 90,401,095
  Interest, royalties and miscellaneous      1,947,911      1,080,173           3,080,888      2,331,493
                                          ____________   ____________        ____________   ____________

                                            48,233,372     49,074,152          85,965,382     92,732,588
                                          ____________   ____________        ____________   ____________
Costs and Expenses:
  Cost of products sold                     39,220,975     41,306,221          70,872,858     77,925,598
  Product development, selling,
    administrative, and
    miscellaneous expenses                   7,123,772      8,010,433          13,915,846     15,857,750
  Interest expense (contractual
    interest for 1994 - $9,180,535
    and $18,417,523, respectively-Note 4     2,391,883      8,508,186           8,560,249     16,945,129
                                          ____________   ____________        ____________   ____________

                                            48,736,630     57,824,840          93,348,953    110,728,477
                                          ____________   ____________        ____________   ____________

Loss before reorganization items, income
  taxes and cumulative effects of changes
  accounting principles                       (503,258)    (8,750,688)         (7,383,571)   (17,995,889)

Reorganization items - pre-petition-Note 4      71,194        730,452           1,255,200      1,171,157

Reorganization items - post-petition-Note 4  2,006,657              -           3,760,293              -
                                          ____________   ____________        ____________   ____________
Loss before income taxes and cumulative
  effects of changes in accounting
  principles                                (2,581,109)    (9,481,140)        (12,399,064)   (19,167,046)

Income taxes                                   267,925        106,985             533,411        702,523
                                          ____________   ____________        ____________   ____________
Loss before cumulative effects of changes
  in accounting principles                  (2,849,034)    (9,588,125)        (12,932,475)   (19,869,569)

Cumulative effects of changes in accounting
  principles for:
    Postretirement benefits                          -              -                   -    (11,744,109)
    Income taxes                                     -              -                   -        368,968
                                          ____________   ____________        ____________   ____________

Net loss                                    (2,849,034)    (9,588,125)        (12,932,475)   (31,244,710)

Redeemable preferred stock accretion -
  pre-petition                                       -       (167,527)           (105,548)      (318,423)
Redeemable preferred stock dividends -
  pre-petition                                       -        (79,895)            (40,453)       196,121
Redeemable preferred stock reorganization
  item - Note 4                                      -              -         (40,554,805)             -
                                          ____________   ____________        ____________   ____________

Net loss attributable to common
  stockholders                            $ (2,849,034)  $ (9,835,547)       $(53,633,281)  $(31,367,012)

                 See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                         Six Months Ended June 30,
                                           1994          1993
Cash Flows From Operating Activities
Net loss                              $ (12,932,475) $(31,244,710)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                          3,801,672     3,597,509
    Amortization of purchase adjustments
      and financing fees                  1,852,345     2,110,373
    Deferred rent (interest) on sale and
      leaseback financing arrangement     3,340,958     2,765,307
    Amortization of debt discount            71,179       224,747
    (Gain) loss on sale of property,
      plant and equipment                    (9,780)        7,746
    Cumulative effects of changes in
      accounting principles                       -    11,375,141
    Non-cash reorganization items         1,079,805             -
    Changes in assets and liabilities
      including items subject to
      compromise:
      Increase in receivables            (6,880,982)   (6,451,109)
      Increase in inventories            (5,740,751)   (3,878,866)
      (Increase) decrease in other
        current assets                     (430,150)       50,748
      Increase in notes receivable
        and other assets                   (222,605)     (881,095)
      Increase in current liabilities
        other than income taxes
        and current maturities
        of long-term debt                16,206,954    11,370,548
      Increase (decrease) in income taxes   202,771    (1,568,997)
      Decrease in deferred liabilities
        other than income taxes            (571,693)   (1,717,351)
                                       ____________  ____________

Net cash used in operating activities      (232,752)  (14,240,009)
                                       ____________  ____________
Cash Flows From Investing Activities
Decrease in restricted
  funds on deposit                          949,144     3,162,931
Purchases of property, plant
  and equipment                          (1,479,410)   (1,383,087)
Proceeds from sale of property, plant
  and equipment                              54,597        52,071
                                       ____________  ____________
Net cash (used in) provided by
  investing activities                     (475,669)    1,831,915
                                       ____________  ____________
Cash Flows From Financing Activities
Payment of current maturities of
  long-term debt                            (27,473)      (26,045)
Increase in notes payable                         -         9,820
Payment of other obligations - net         (183,036)            -
Proceeds from issuance of long-term
  project financing obligations           5,366,628     3,938,420
Reduction of long-term project
  financing obligations                  (2,029,342)            -
                                       ____________  ____________
Net cash provided by financing
  activities                              3,126,777     3,922,195
                                       ____________  ____________

Effect of exchange rate changes
  on cash                                  (233,184)       70,482
                                       ____________  ____________
Net increase (decrease) in cash
  and cash equivalents                    2,185,172    (8,415,417)

Cash and cash equivalents at
  beginning of period                    12,419,585    15,666,805
                                       ____________  ____________
Cash and cash equivalents at
  end of period                        $ 14,604,757  $  7,251,388


Supplemental Disclosures of Cash Flow Information

                                           1994          1993
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings                $     76,288  $     79,407
  Income taxes - net of refunds            (102,059)    1,239,214
  Reorganization items                    2,269,200     1,171,157


Supplemental Schedule of Non-Cash Investing and Financing Activities

Prior to the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which are payable under mandatory redemption features. The Company also recorded preferred stock discount accretion on these securities prior to the Petition Date. As of the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Prepackaged Plan. The amounts as reflected in the consolidated condensed financial statements were as follows:

                                           1994          1993

  Redeemable preferred stock
    dividends at net book value        $    129,257  $    150,800
  Redeemable preferred stock accretion      105,548       318,423
  Write-up to amount of allowed
    claim in the Prepackaged Plan        40,554,805             -
                                       ____________  ____________

                                       $ 40,789,610  $    469,223

  See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("Holdings") and Bucyrus-Erie Company ("the Company") commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization (the "Prepackaged Plan") in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). Pursuant to the Bankruptcy Code, the business and affairs of Holdings and the Company are being conducted as debtors-in-possession by their respective officers and directors, subject to the supervision and orders of the Bankruptcy Court.

   Holdings and the Company have reported recurring losses from operations which have resulted in a common stockholders' net deficiency in assets, and they have been unable to generate sufficient cash flow to meet their obligations and sustain their operations. In addition, Holdings and the Company have refrained from paying interest due on certain long-term debt obligations and are not in compliance with their debt agreements, which has resulted in certain debt holders accelerating the due dates of the related obligations. These matters raise substantial doubt about Holdings', the Company's and their subsidiaries' abilities to continue as going concerns.

   The accompanying consolidated condensed financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern; such principles assume realization of assets and payment of liabilities in the normal course of business. The appropriateness of using the going concern basis is also dependent upon, among other things, confirmation of a plan of reorganization, future successful operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

   The accompanying consolidated condensed financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings, including the result if the Bankruptcy Court does not approve the Prepackaged Plan. If Holdings and the Company are unable to obtain such approval, and no other consensual plan of reorganization can be agreed upon under chapter 11 of the Bankruptcy Code, Holdings and the Company believe it is possible that a liquidation under chapter 7 of the Bankruptcy Code will occur and that no net proceeds would be available for distribution to the holders of Holdings' and the Company's equity securities and, possibly, various classes of Holdings' and the Company's debt securities. Such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; the amounts that may be allowed for claims or contingencies, or the status of priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of Holdings and the Company; or (d) as to operations, the effect of any changes that may be made in their business. The outcome of these matters is not presently determinable.

2. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in subsequent notes) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain reclassifications have been made to the 1993 financial statements to present them on a basis consistent with the current year.

3. Certain notes and other information have been condensed or omitted from these interim financial statements and, therefore, these statements should be read in conjunction with the Company's 1993 annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1994.

4. The accompanying consolidated condensed financial statements have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, revenues and expenses resulting from the reorganization of the Company are recorded as earned and incurred and reported separately as reorganization items in the accompanying Consolidated Condensed Statements of Operations. Interest expense subsequent to the Petition Date on the unsecured debt of Holdings and the Company, excluding debt of the foreign subsidiaries, is not being accrued. In addition, liabilities and the redeemable preferred stock subject to compromise under the bankruptcy proceedings are now reported at the amount of the allowed claims in the Prepackaged Plan and are segregated from other liabilities in the Consolidated Condensed Balance Sheet at June 30, 1994.

   Liabilities Subject to Compromise as of June 30, 1994 are comprised of the following:

   10% Senior Notes of the Company                   $ 74,628,000
   Resettable Senior Notes of the Company              60,000,000
   Series A 12-1/2% Senior Debentures of Holdings      22,917,756
   9% Sinking Fund Debentures of the Company              804,000
   Lease Obligation of the Company under sale
     and leaseback financing arrangement               29,518,833
   Series A 10.65% Senior Secured Notes of the Company 11,500,000 Series B 16.5% Senior Secured Notes of the Company 5,250,000
   Accounts payable and accrued expenses                8,066,699
   Accrued interest                                    34,435,731
   Liability to customers on uncompleted contracts
     and warranties                                     4,450,000
   Notes payable                                          297,949
   Other                                                1,311,030
                                                     ____________

   Total                                             $253,179,998

   The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition machine contracts, customer warranty claims, and obligations owing to employees, including but not limited to, wages and salaries, payroll taxes, benefits, expenses and insurance premiums. Accordingly, such liabilities have not been classified as Liabilities Subject to Compromise.

   Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                     Quarter Ended June 30,       Six Months Ended June 30,
                       1994         1993             1994             1993
   Legal and pro-
    fessional fees -
    pre-petition   $     71,194 $    730,452    $  1,255,200     $  1,171,157
   Legal and pro-
    fessional fees -
    post-petition     2,080,575            -       2,791,871                -
   Net write-down of
    debt to amount
    of allowed claim
    in the Prepackaged
    Plan                      -            -         (33,122)               -
   Interest income      (73,918)           -         (111,383)              -
   Write-off
    capitalized
    financing
    costs                    -             -       1,112,927                -
                  ____________  ____________    ____________     ____________

   Subtotal          2,077,851       730,452       5,015,493        1,171,157

   Write-up of
    redeemable
    preferred
    stock to amount
    of allowed
    claim in the
    Prepackaged
    Plan                     -             -      40,554,805                -
                  ____________  ____________    ____________     ____________

   Total          $  2,077,851  $    730,452    $ 45,570,298     $  1,171,157

5. Inventories are summarized as follows:

                                          June 30,   December 31,
                                            1994         1993

   Raw materials and parts              $ 12,774,522 $ 10,324,233
   Inventoried costs relating to
     uncompleted contracts                 3,301,333      670,835
   Work in process                        13,039,751   15,344,264
   Finished products (primarily
     replacement parts)                   34,268,012   31,423,219
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                  (904,108)    (531,372)
                                        ____________ ____________

                                        $ 62,479,510 $ 57,231,179

6. The Consolidated Condensed Statements of Operations for the six months ended June 30, 1994 and 1993 and the Consolidated Condensed Balance Sheets as of June 30, 1994 and December 31, 1993 include transactions and balances with Holdings (the Company's parent), Wisconsin Holdings Pty. Limited and Bucyrus Europe Holdings Limited (both affiliates of the Company) as follows: Net Shipments - $2,419,667 and $824,478, respectively; Cost of Products Sold - $2,124,433 and $675,390, respectively; Interest, Royalties and Miscellaneous - $1,256,729 and $1,884,050, respectively; Interest Expense - $2,818 and $9,820, respectively; Receivables - $1,439,687 and $1,540,410, respectively; Notes Receivable - $11,309,898 and $10,636,880, respectively; Notes Payable - $297,949 (included in Liabilities Subject to Compromise) and $295,131, respectively.

   As stated in the first paragraph of Part 1. Financial Information - Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is required to use the "push down" method of accounting which requires that certain long-term debt, preferred stock and warrants that are legal liabilities of Holdings (and not of the Company) be included, for accounting purposes, in the financial statements of the Company. As a result, when the Company loaned money to Holdings to pay interest on Holdings' Series A 12-1/2% Senior Debentures, no accounting entry related to this intercompany loan was reflected since the interest expense was already recorded in the Company's financial statements. The legal amount outstanding related to the Company's loans to Holdings that is not reflected in the Consolidated Condensed Balance Sheet at June 30, 1994 is $20,548,386.

7. Net loss per share is not meaningful since only 100 shares of common stock are outstanding and all of these shares are owned by Holdings.

8. In accordance with SOP 90-7, all long-term debt of the Company and Holdings, except for the project financing obligations and debt of foreign subsidiaries, has been reclassified to Liabilities Subject to Compromise. Prior year comparative balances have not been reclassified to conform with current year balances stated under SOP 90-7. Long-term debt is comprised of the following:

                                          June 30,    December 31,
                                            1994          1993

   10% Senior Notes of the Company,
     in default                         $          -  $ 74,701,142
   Resettable Senior Notes of the
     Company, in default                           -    60,000,000
   Series A 12-1/2% Senior Debentures
     of Holdings, in default                       -    22,843,780
   9% Sinking Fund Debentures of the
     Company, in default                           -       766,777
   Lease Obligation of the Company
     under sale and leaseback financing
     arrangement, in default                       -    26,177,875
   Series A 10.65% Senior Secured Notes
     of the Company, in default                    -    11,500,000
   Series B 16.5% Senior Secured Notes
     of the Company, in default                    -     5,250,000
   Project financing obligations
     of the Company                        6,997,165     3,659,879
   Other                                     138,781       539,160
                                        ____________  ____________

                                           7,135,946   205,438,613
   Less:
     Current maturities of
       long-term debt                     (7,052,677)   (3,430,311)
     Amounts classified as a
       current liability                           -   (201,239,574)
                                         ____________  ____________

   Amounts classified as long-term debt  $     83,269  $    768,728

9. Holdings did not declare a dividend in cash or in kind on March 15, 1993, September 15, 1993 or March 15, 1994 on its Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock"). In accordance with SOP 90-7, Holdings has increased the carrying amount of the Series A Preferred Stock (which includes the unpaid dividends of March 15, 1993 and September 15, 1993 and the accrued dividend for the period of September 16, 1993 through February 18, 1994) in the accompanying Consolidated Condensed Balance Sheet to the amount of the allowed claim in the Prepackaged Plan.

10. The following balance sheet separates the Consolidated Condensed Balance Sheet as of June 30, 1994, into the assets, liabilities and stockholders' investment (deficiency in assets) of those entities that are in bankruptcy proceedings and those that are not in bankruptcy proceedings.


                  Debtors-     Non-
                  In-          Bankrupt
                  Possession   Entities  Eliminations  Consolidated
                               (Dollars in Thousands)

Current assets     $ 76,505    $ 33,308   $   (927)    $108,886
Property, plant &
 equipment, net      36,457       4,471          -       40,928
Other assets         74,728       3,269    (51,871)      26,126
Due from
 affiliates          26,030       1,706    (14,986)      12,750
                   ________    ________   ________     ________

 Total assets      $213,720    $ 42,754   $(67,784)    $188,690

Current
  liabilities      $ 29,750    $  6,182   $   (129)    $ 35,803
Long-term debt            -          83          -           83
Other liabilities   275,443       3,482          -      278,925
Due to affiliates       696      13,293    (13,691)         298
Preferred stock      71,091           -          -       71,091
Stockholders'
 investment
 (deficiency
 in assets)        (163,260)     19,714    (53,964)    (197,510)
                   ________    ________   ________     ________
 Total liabilities
 and stockholders'
 investment
 (deficiency in
 assets)           $213,720    $ 42,754   $(67,784)    $188,690

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

   The following information is provided to assist in the understanding of the Company's operations for the quarter ended June 30, 1994. The Merger (see the Company's 1993 Form 10-K for further information related to the Merger) has had a significant impact on the financial statements of the Company since such statements reflect the "push down" method of accounting related to purchase adjustments. The "push down" method of accounting requires that certain long-term debt, preferred stock and warrants that are legal liabilities of B-E Holdings, Inc. ("Holdings") (and not of the Company) be included, for accounting purposes, in the financial statements of the Company.

   The acquisition of the Company by Holdings was accounted for as a purchase and, accordingly, the assets and liabilities of Holdings were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets has been allocated to goodwill. The financial statements include the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

Corporate Reorganization

   On February 22, 1993, Holdings and the Company announced their intention to pursue a restructuring of their capital structures. Subsequent to Holdings' and the Company's announcement of their intention to pursue a restructuring and, at the suggestion of Holdings and the Company, holders of the Series A 12-1/2% Senior Debentures and the 10% Senior Notes, and other persons in an ex officio capacity, formed the Public Debtholders Committee for the purpose of negotiating a consensual plan of restructuring (the "Restructuring") which would be accomplished as part of a joint "prepackaged" plan of reorganization of Holdings and the Company under chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"). The purpose of the Restructuring is to improve and enhance the long-term viability of Holdings and the Company by adjusting their capitalization to reflect current and projected operating performance levels. Specifically, the Prepackaged Plan is designed to reduce Holdings' and the Company's overall indebtedness and their corresponding debt service obligations by exchanging all of their senior unsecured debt securities for common equity. In September, 1993, Holdings, the Company, and the negotiating subcommittee of the Public Debtholders Committee executed a non-binding agreement in principle containing certain principal terms of the Restructuring, including the principal components of the equity allocation under the Prepackaged Plan among Holdings' and the Company's senior unsecured debtholders and Holdings' stockholders (the "Agreement in Principle").

   Holdings and the Company also obtained a commitment (the "Commitment Letter") from Bank One, Milwaukee, N.A. ("Bank One"), Continental Bank, N.A. and Bank One, Dayton, N.A. (collectively, the "New Lenders") to provide, subject to certain terms and conditions, a $50 million secured credit facility (the "New Credit Agreement"), consisting of a term loan and a revolving line of credit, on the effective date of the Prepackaged Plan the proceeds of which would be used to repay the Bucyrus Secured Obligations (as defined below) and for working capital and other general corporate purposes. The New Lenders agreed in the Commitment Letter to use their best efforts to obtain commitments from one or more additional lenders to provide an additional $10 million in revolving credit under the New Credit Agreement. The Commitment Letter, and the New Lenders' commitment thereunder, expired on March 31, 1994. Holdings and the Company are in discussions with the New Lenders and other financial institutions which have expressed an interest in participating in post-confirmation credit facilities. In the event that some or all of the New Lenders do not extend the Commitment Letter and/or Holdings and the Company are unable to secure commitments from one or more additional financial institutions, the Prepackaged Plan contains an alternative $50 million post-confirmation credit facility which would be extended by the Bucyrus Secured Lenders as described in the immediately succeeding paragraph.

   After reaching an agreement with the Public Debtholders Committee, during the third quarter of 1993, Holdings and the Company began discussions with Greycliff Partners Limited ("Greycliff") acting on behalf of the holders (the "Bucyrus Secured Lenders") of the Company's Series A 10.65% Senior Secured Notes, Series B 16.5% Senior Secured Notes and obligations of the Company under its sale and leaseback financing arrangement (the "Sale Leaseback" and, together with the Senior Secured Notes, the "Bucyrus Secured Obligations").
In September, 1993, Holdings, the Company, and the Bucyrus Secured Lenders executed a Summary of Principal Terms for Stipulation on Adequate Protection and Use of Cash Collateral, Debtor-in-Possession Financing Facility and Post-Confirmation Credit Facilities (the "Initial South Street Term Sheet") which was subject to the approval of the Public Debtholders Committee. On
December 8, 1993, following negotiations between the Public Debtholders Committee and Greycliff, Holdings, the Company, and the Bucyrus Secured Lenders executed a Summary of Principal Terms for (A) Stipulation on Adequate Protection and Use of Cash Collateral, (B) Post-Petition Credit Facility and
(C) Post-Confirmation Credit Facilities (the "South Street Term Sheet") which contained additional negotiated concessions. The South Street Term Sheet sets forth the terms of, among other things, a stipulation on adequate protection and use of cash collateral and a debtor-in-possession financing facility to be extended by the Bucyrus Secured Lenders (the "Post-Petition Credit Facility"). The South Street Term Sheet also provides for a post-confirmation credit facility consisting of (i) a $5 million revolving loan and (ii) a $45 million term loan which would be extended by the Bucyrus Secured Lenders in the event that the conditions contained in the Commitment Letter are not satisfied or waived on or prior to the confirmation date of the Prepackaged Plan (the "South Street Financing Agreement").

   On March 17, 1994, Holdings and the Company obtained an order from the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court") approving an agreement (the "Cash Collateral Stipulation") with the Bucyrus Secured Lenders and Bank One authorizing the use of cash collateral during the period ending July 15, 1994. As adequate protection for the use of cash collateral, the Bankruptcy Court has authorized the Company to grant to the Bucyrus Secured Lenders and Bank One replacement liens on certain of the Company's assets along with superpriority administrative expense claims. Holdings and the Company have reached an agreement with the Secured Lenders and Bank One with respect to an extension of the Cash Collateral Stipulation to December 31, 1994, subject to approval of the Bankruptcy Court.

The Solicitation

   Following the announcement of the Agreement in Principle, the Initial
South Street Term Sheet and the Commitment Letter, Holdings and the Company filed a Disclosure Statement and Proxy Statement-Prospectus (the "Disclosure Statement") for the solicitation of votes for the Prepackaged Plan with the Securities and Exchange Commission (the "SEC"). On January 12, 1994, the Company's Registration Statement on Form S-4 bearing Registration
No. 33-73904, which included the final version of the Disclosure Statement dated January 12, 1994 detailing the terms of the Prepackaged Plan, was declared effective by the SEC. The Prepackaged Plan provides for Holdings to merge with and into the Company (the survivor of such merger is referred to as the "Reorganized Company"). The Reorganized Company would issue common stock ("New Common Stock") and warrants to purchase New Common Stock ("New Warrants") to holders of Holdings' and the Company's unsecured debt securities and equity securities. The Bucyrus Secured Obligations would be refinanced on the terms set forth in the Prepackaged Plan with a portion of the proceeds from the New Credit Agreement or the South Street Financing Agreement.

   On January 14, 1994, Holdings and the Company distributed the Disclosure Statement to holders of record on December 29, 1993 of all classes of Holdings' and the Company's debt securities and Holdings' equity securities soliciting from such holders acceptances of the Prepackaged Plan. The solicitation period for accepting or rejecting the Prepackaged Plan ended at 5:00 PM EST on February 14, 1994. All classes of Holdings' and the Company's bondholders and Holdings' stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, except for JNL, the holder of the Company's Resettable Senior Notes ("Resettable Notes"). On February 18, 1994 (the "Petition Date"), following expiration of the solicitation period, Holdings and the Company filed voluntary petitions under chapter 11 of the Bankruptcy Code, and filed the Prepackaged Plan in the Bankruptcy Court, Case Nos. 94-20786-RAE and 94-20787-RAE. Holdings' and the Company's chapter 11 cases have been assigned to United States Bankruptcy Judge Russell A. Eisenberg.

Hearing On The Disclosure Statement

   As required under the Bankruptcy Code, a hearing to consider whether the solicitation of acceptances or rejections of the Prepackaged Plan pursuant to the Disclosure Statement satisfied the applicable provisions of the Bankruptcy Code was held on June 16, 1994 by the Bankruptcy Court. At the conclusion of the hearing, the Bankruptcy Court directed reballoting by creditors and equity security holders on the Prepackaged Plan. The reballoting will be based on a supplement to the Disclosure Statement and on the terms of the Modified Plan, as described below. Among other things, the supplement will deal with matters that have come to light since the Petition Date and matters relating to litigation claims asserted by JNL, the largest creditor of the Company. The Bankruptcy Court further directed that the supplement to the Disclosure Statement be submitted for the Bankruptcy Court's approval at a hearing scheduled for July 14, 1994, which has since been adjourned to August 18, 1994, with reballoting to occur promptly thereafter.

   Holdings and the Company are engaged in discussions and negotiations with all of their financial creditor constituencies regarding modifications to the Prepackaged Plan (as so modified, the "Modified Plan"). The Bankruptcy Court also extended the duration of Holdings' and the Company's exclusive right to solicit acceptances with respect to a plan of reorganization through October 14, 1994. Subsequently, the Bankruptcy Court scheduled a hearing on confirmation of the Modified Plan to commence on November 28, 1994.

   Holdings and the Company intend to seek confirmation of the Modified Plan and will ask the Bankruptcy Court to confirm the Modified Plan either with the consent of all creditor classes or, if necessry, under the "cram down" provisions of the Bankruptcy Code, over the objection of one or more classes. The Bankruptcy Code provides a procedure, known as "cram down", under which a plan of reorganization may be confirmed despite the non-acceptance by an impaired class. The Bankruptcy Court must find that all statutory conditions to confirmation have been met, and accordingly, there can be no assurance that the Bankruptcy Court will confirm the Modified Plan. In addition, confirmation and consummation of the Modified Plan are subject to further conditions to be described in the Modified Plan, and there can be no assurance that these will be satisfied, or, if not satisfied, waived or waivable by Holdings and the Company.

Appointment of Examiner

   On May 26, 1994, the Bankruptcy Court ordered the appointment of an examiner in the Company's chapter 11 case. On May 27, 1994, the Bankruptcy Court entered an order in the Company's chapter 11 case approving the appointment of Salvatore A. Barbatano, a partner at the law firm of Rudnick & Wolf of Chicago, as the examiner. The examiner filed a preliminary report with the Bankruptcy Court on June 13, 1994.

Post-Petition Letter Of Credit Agreement

   On April 14, 1994, Holdings and the Company obtained an order from the Bankruptcy Court authorizing the Company to enter into a post-petition letter of credit financing agreement (the "Letter of Credit Agreement") with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of June 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,295,512. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized the Company to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of the Company and inventory of the Company generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994, unless extended, and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One.

Operation During Chapter 11 Proceedings

   Holdings and the Company intend to operate in the ordinary course during their chapter 11 cases and intend to take all steps necessary to ensure that their vendors, trade creditors, employees and customers with warranty or other claims are unimpaired by the Modified Plan. None of the subsidiaries of Holdings and the Company will be parties to the Modified Plan.

Liquidity Pending Consummation Of The Restructuring

   Until the Modified Plan is implemented on the Effective Date (as defined in the Modified Plan), Holdings and the Company will be required to rely on their internal cash resources to operate their businesses and pay other costs. The Company believes that it will have sufficient cash resources and financing to meet trade obligations and cover operating and restructuring expenses during the pendency of their chapter 11 cases. During the pendency of their chapter 11 cases, Holdings and the Company intend to pay all post-petition operating expenses (including trade obligations) in the ordinary course of business.

Net Shipments and Net Loss

   Net shipments for the quarter and six months ended June 30, 1994 were $46,285,461 and $82,884,494, respectively, compared with $47,993,979 and
$90,401,095 for the quarter and six months ended June 30, 1993, respectively. Shipments of repair parts and services for the quarter ended June 30, 1994 increased 9.9% from the quarter ended June 30, 1993 primarily due to increased shipments at Minserco, Inc. For the six months ended June 30, 1994, shipments of repair parts and services increased 1.9% from the six months ended June 30, 1993 primarily due to increased shipments at foreign locations. Machine shipments for the quarter ended June 30, 1994 decreased 27.2% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 27.0% from the six months ended June 30, 1993. Both decreases were primarily due to decreased electric mining shovel and blast hole drill shipments. The pricing for machines and repair parts has continued to remain steady during these periods.

   Net loss for the quarter and six months ended June 30, 1994 was $2,849,034 and $12,932,475, respectively, compared with a net loss of $9,588,125 and $31,244,710 for the quarter and six months ended June 30, 1993, respectively. The decrease in net loss for the quarter ended June 30, 1994 was primarily due to reduced interest expense. The decrease in net loss for the six months ended June 30, 1994 was primarily due to reduced interest expense and $11,375,141 for the cumulative effects of changes in accounting principles as a result of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of 1993, partially offset by increased reorganization items in 1994. Also included in net losses were amortizations of non-cash purchase accounting and financing charges of $1,845,819 and $3,893,865 for the quarter and six months ended June 30, 1994, respectively, and $1,995,316 and $3,966,546 for the quarter and six months ended June 30, 1993, respectively.

   The Company's consolidated backlog on June 30, 1994 was $66,975,469 compared with $59,143,004 on December 31, 1993 and $91,118,373 on June 30,
1993. Machine backlog is up 11.7% from December 31, 1993 and down 41.1% from June 30, 1993. The increase from December 31, 1993 was primarily in blast hole drill volume and the decrease from June 30, 1993 was primarily in electric mining shovel volume. Repair parts and service backlog is up 14.5% from December 31, 1993 and down 9.5% from June 30, 1993. The increase from December 31, 1993 is primarily at domestic locations.

   New orders for the quarter ended June 30, 1994 decreased 39.3% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 12.9% from the six months ended June 30, 1993. New machine orders for the quarter ended June 30, 1994 decreased 69.9% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 decreased 35.2% from the six months ended June 30, 1993. The decrease in both comparisons was primarily due to decreased electric mining shovel volume. During the second quarter of 1993, the Company received an order from Mitsubishi Corporation for Anshan Iron & Steel Company in China for eight electric mining shovels for approximately $38 million. New repair parts and service orders for the quarter ended June 30, 1994 decreased 1.7% from the quarter ended June 30, 1993 and for the six months ended June 30, 1994 increased 1.2% from the six months ended June 30, 1993. The decrease in the quarterly comparison was primarily due to decreases at domestic locations and the increase in the year-to-date comparison was primarily due to increases at foreign locations. The Company believes expansion of coal production in China and India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of machines along with movement of large draglines to new mine sites, and normal drill and shovel parts demand should result in increased shipments of repair parts worldwide in the next twelve months. However, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act. The Company is not able to determine the impact, if any, of the recent election in South Africa on future shipments by the Company in South Africa, however, the impact to date has not been severely negative.

Interest, Royalties and Miscellaneous

   Interest, royalties and miscellaneous for the quarter and six months ended June 30, 1994 were $1,947,911 and $3,080,888, respectively, compared with $1,080,173 and $2,331,493 for the quarter and six months ended June 30, 1993, respectively. The increase in the quarterly and year-to-date comparisons was primarily due to a favorable insurance settlement of $1,350,000 in the second quarter of 1994.

Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1994 was $39,220,975 or 84.7% of shipments compared with $41,306,221 or 86.1% of shipments for the quarter ended June 30, 1993. For the six months ended June 30, 1994, cost of products sold was $70,872,858 or 85.5% of shipments compared with $77,925,598 or 86.2% of shipments for the six months ended June 30, 1993. The change in the cost of products sold percentage was primarily the result of the mix of products sold. Included in cost of products sold were foreign currency translation gains of $146,112 for the quarter ended June 30, 1994 and losses of $211,648 for the six months ended June 30, 1994 compared with gains of $132,850 for the quarter ended June 30, 1993 and losses of $571,201 for the six months ended June 30, 1993. The gains and losses occurred in Brazil and were the result of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Product Development, Selling, Administrative, and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1994 were $7,123,772 or 15.4% of shipments compared with $8,010,433 or 16.7% of shipments for the quarter ended June 30, 1993. The amounts for the six months ended June 30, 1994 and 1993 were $13,915,846 or 16.8% of shipments and $15,857,750 or 17.5% of shipments, respectively. The decrease in the quarterly and year-to-date comparisons was primarily due to reduced product development expense as a result of increased work on specific customer contracts.

Interest Expense

   Interest expense for the quarter and six months ended June 30, 1994 was $2,391,883 and $8,560,249, respectively, compared with $8,508,186 and
$16,945,129 for the quarter and six months ended June 30, 1993, respectively. The decreases were primarily due to not accruing interest subsequent to February 18, 1994 on the Company's and Holdings' unsecured debt which includes the Company's 10% Senior Notes, the Company's Resettable Senior Notes, the Company's 9% Sinking Fund Debentures and Holdings' Series A 12-1/2% Senior Debentures.

Income Taxes

   The Company has federal net operating loss carryforwards of approximately $109,500,000 expiring in the years 2003 through 2009, available to offset future federal taxable income. The Company also has approximately $80,000,000 of state net operating loss carryforwards, which expire in the years 1997 through 2009, available to offset future state taxable income in states where it has significant operations.

   As previously discussed, Holdings and the Company have filed the Prepackaged Plan with the Bankruptcy Court and commenced cases under chapter 11 of the Bankruptcy Code. The consummation of the Prepackaged Plan would cause Holdings and the Company to undergo "ownership changes" within the meaning of Section 382 of the Internal Revenue Code. Such ownership changes will, depending on the outcome of the chapter 11 cases of Holdings and the Company, including the effective date of the Prepackaged Plan and various other matters, significantly restrict the utilization of Holdings' and the Company's net operating loss and tax credit carryforwards.

Profitability Measurements

   Ratios of returns on net shipments, assets employed, and shareholders' investment are not meaningful at this time for the Company due to losses incurred.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1994 and December 31, 1993 were as follows:

                                             June 30,   December 31,
                                               1994         1993
Working capital (deficiency) (in millions)   $   74.5     $(167.5)
Current ratio                                3.1 to 1     .4 to 1

   The increase in working capital for the six months ended June 30,1994 was primarily due to the reclassification of certain liabilities, primarily long-term debt and accrued interest, to Liabilities Subject to Compromise. Working capital includes restricted funds on deposit of zero and $512,173 at June 30, 1994 and December 31, 1993, respectively, and long-term debt classified as a current liability of zero and $201,239,574 at June 30, 1994 and December 31, 1993, respectively. If the long-term debt had not been reclassified, working capital and the current ratio would have been as follows:

                                             June 30,   December 31,
                                               1994         1993
Working capital (in millions)                $   74.5     $   33.7
Current ratio                                3.1 to 1     1.5 to 1

   The table below summarizes the Company's cash position at June 30, 1994:

                           Restricted   Unrestricted
Location                      Cash          Cash        Total

United States             $  2,340,000  $ 10,843,739 $ 13,183,739
Foreign Subsidiaries            16,822     2,555,833    2,572,655
Equipment Assurance
  Limited                    3,230,866     1,205,185    4,436,051
                          ____________  ____________ ____________

                          $  5,587,688  $ 14,604,757 $ 20,192,445

   The unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of the Company, is primarily required for working capital purposes at these respective locations.

   In order to provide a better understanding of the Company's results from operations, the following table reconciles Loss Before Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles to Cash Provided From Operations Before Interest Expense, Reorganization Items, Income Taxes and Cumulative Effects of Changes in Accounting Principles:

                   Quarter Ended June 30,      Six Months Ended June 30,
                    1994             1993        1994           1993
Loss before
 reorganization items,
 income taxes and
 cumulative effects
 of changes in
 accounting
 principles     $   (503,258)  $ (8,750,688)   $ (7,383,571)  $(17,995,889)

Non-cash expenses:
 Depreciation
  expense -
  historical         902,866        943,295       1,831,331      1,966,083
 Depreciation and
  amortization of
  purchase adjustments
  and financing
  fees             1,845,819      1,877,915       3,822,686      3,741,799
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement      1,670,479      1,400,565       3,340,958      2,765,307
 Amortization of debt
  discount                 -        117,401          71,179        224,747
                ____________   ____________    ____________   ____________

Cash provided from
 (used in) operations
 after interest
 expense and before
 reorganization
 items, income taxes
 and cumulative
 effects of changes
 in accounting
 principles        3,915,906     (4,411,512)      1,682,583     (9,297,953)
Cash interest
 expense (1)         721,404      6,990,220       5,148,112     13,955,075
Cash provided
 from           ____________   ____________    ____________   ____________
 operations before
 interest expense,
 reorganization
 items, income taxes
 and cumulative
 effects of changes
 in accounting
 principles     $  4,637,310   $  2,578,708    $  6,830,695   $  4,657,122

(1) Includes accrued but unpaid interest prior to the Petition Date as a result of the corporate reorganization and excludes amortization of debt discount and deferred rent (interest) on the sale and leaseback financing arrangement.

   On July 24, 1992, the Company entered into a credit agreement with Bank
One which provides for the issuance from time to time by Bank One of standby letters of credit for the account of the Company in an aggregate amount of up to $12,500,000 at any one time, secured in part pursuant to a security agreement and in part by cash provided by the Company, and certain other commercial and standby letters of credit. The agreement expired on February 28, 1994. On April 14, 1994, the Company and Holdings obtained an order from the Bankruptcy Court authorizing the Company to enter into the Letter of Credit Agreement with Bank One to meet its on-going business needs following the Petition Date. Pursuant to the Letter of Credit Agreement, Bank One has agreed to issue (a) stand-by letters of credit in an amount, which when added to the aggregate amount available for drawing under certain stand-by letters of credit issued by Bank One prior to the Petition Date, does not exceed $12,500,000 and (b) commercial letters of credit in an amount not to exceed $250,000. As of June 30, 1994, the unused portion of the letter of credit facility under the Letter of Credit Agreement was $9,295,512. As security for the financing under the Letter of Credit Agreement, the Bankruptcy Court has authorized the Company to pledge cash collateral to Bank One and to grant liens and security interests to Bank One over certain accounts receivable of the Company and inventory of the Company generated on or after the Petition Date and certain other assets. The Letter of Credit Agreement expires on October 31, 1994 and stand-by letters of credit issued pursuant to the Letter of Credit Agreement may not terminate later than April 30, 1995 without the consent of Bank One. The Company has pledged to Bank One $2,340,000 of its cash to secure its reimbursement obligations under the Letter of Credit Agreement.

   As required under various agreements, EAL has pledged $3,230,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at June 30, 1994. These collateral amounts are classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   At June 30, 1994 the Company had approximately $735,000 of open approved capital appropriations.

                                  PART II
                             OTHER INFORMATION

Item 1. Legal Proceedings and Other Contingencies

        Voluntary Petitions under Chapter 11 of the Bankruptcy Code

        On February 18, 1994 (the "Petition Date"), Holdings and the Company commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed the Prepackaged Plan in the United States Bankruptcy Court, Eastern District of Wisconsin, Case Nos. 94-20786-RAE and 94-20787-RAE and thereby commenced cases under chapter 11 of the Bankruptcy Code. Holdings' and the Company's prepackaged chapter 11 cases (the "Prepackaged Chapter 11 Cases") have been assigned to United States Bankruptcy Judge Russell A. Eisenberg.

        See Part I, "Appointment of Examiner" and "Hearing on the
        Disclosure Statement."

Item 3. Defaults Upon Senior Securities.

        (i) Bucyrus 9% Sinking Fund Debentures. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on June 1, 1993 and December 1, 1993 on its 9% Sinking Fund Debentures ("Sinking Fund Debentures"). In addition, the Company did not pay interest which was due and payable on June 1, 1994 on the Sinking Fund Debentures. The applicable period of grace for such payments under the indenture governing the Sinking Fund Debentures has expired, resulting in an event of default thereunder. The indenture trustee for the Sinking Fund Debentures, Chemical Bank, has advised the Company of the occurrence of an event of default. Each of such defaults was in an amount of $36,180, and the total arrearage as of the Petition Date was $88,296.

        (ii) Bucyrus Resettable Senior Notes. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Resettable Senior Notes ("Resettable Senior Notes"). In addition, the Company did not pay interest which was due and payable on June 30, 1994 on the Resettable Senior Notes. The applicable period of grace for such payments under the indenture governing the Resettable Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $4,500,000, and the total arrearage as of the Petition Date was $10,824,107 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Senior Secured Notes and the 10% Senior Notes constitute an event of default under the Resettable Senior Notes. On October 20, 1993, the indenture trustee for the Resettable Senior Notes, at the direction of JNL, the sole holder of the Resettable Senior Notes, sent a notice of acceleration to the Company declaring all unpaid principal of, and accrued interest on, the Resettable Senior Notes to be immediately due and payable. On November 22, 1993, JNL, together with the indenture trustee for the Resettable Senior Notes, filed a notice of motion for partial summary judgment relating to its claim for all principal of and interest on the Resettable Senior Notes in connection with the JNL Lawsuit. As a result of Holdings' and the Company's chapter 11 petitions, prosecution of such motion for partial summary judgment has been stayed against the Company and Holdings as of the Petition Date.
       (iii) Bucyrus Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on June 30, 1993 and December 31, 1993 on its Series A 10.65% Senior Secured Notes and Series B 16.5% Senior Secured Notes (collectively, "Senior Secured Notes"). In addition, the Company did not pay interest which was due and payable on June 30, 1994 on the Senior Secured Notes. The applicable period of grace for such payments under the indenture governing the Senior Secured Notes has expired, resulting in an event of default thereunder. The trustee under the Senior Secured Notes, Norwest Bank Wisconsin, National Association ("Norwest") has advised the Company of the occurrence of an event of default. Each of such defaults was in an amount of $1,045,500, and the total arrearage on the date of filing this report is approximately $3,658,000 which includes default interest. In addition, the interest payment defaults which have occurred and are continuing in respect of the Sinking Fund Debentures, the Resettable Senior Notes and the 10% Senior Notes constitute an event of default under the Senior Secured Notes.
        (iv) Bucyrus 10% Senior Notes. As disclosed in the 1993 10-K, the Company did not pay interest which was due and payable on July 1, 1993 and January 1, 1994 on its 10% Senior Notes ("10% Senior Notes"). In addition, the Company did not pay interest which was due and payable on July 1, 1994 on the 10% Senior Notes. The applicable period of grace for such payments under the indenture governing the 10% Senior Notes has expired, resulting in an event of default thereunder. Each of such defaults was in an amount of $5,970,240, and the total arrearage as of the Petition Date was $13,575,189. On November 24, 1993, Firstar, the indenture trustee for the 10% Senior Notes, without instruction from the holders of such securities, sent a notice of acceleration to the Company declaring such securities to be immediately due and payable. On December 17, 1993, Firstar, a defendant in the JNL Lawsuit, filed a cross-claim against the Company seeking judgment on the principal of, interest on and other amounts due and owing under the 10% Senior Notes, and filed a notice of motion for summary judgment on such cross-claim. As a result of Holdings' and the Company's chapter 11 petitions, prosecution of the cross-claim against the Company has been stayed against the Company as of the Petition Date.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:  None.

        (b) Report on Form 8-K: No reports on Form 8-K were filed during the second quarter.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BUCYRUS-ERIE COMPANY
                                        (Registrant)



Date          August 15, 1994           /s/ Craig R. Mackus
                                        Craig R. Mackus
                                        Controller
                                        Principal Accounting Officer


Date          August 15, 1994           /s/ William B. Winter
                                        Chairman of the Board and
                                        Chief Executive Officer