Form 10-K
period 1994-12-31
BUCYRUS ERIE CO /DE
filed 1995-04-17
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

             ________________________________________________


                                 Form 10-K

                               ANNUAL REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Year Ended December 31, 1994

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

   Title of each Class

   Common Stock, par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                 No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



The aggregate market value of voting stock held by non-affiliates of the registrant as of March 14, 1995, was approximately $25,212,080 (based on the last sale price of the Company's Common Stock as reported by The NASDAQ Stock Market, Inc.).

ITEM 1. BUSINESS

      Bucyrus-Erie Company (the "Company") was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. On February 4, 1988, the Company became a wholly-owned subsidiary of B-E Holdings, Inc. ("Holdings"), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated as of July 28, 1987, as amended, among Holdings, the Company and B-E Merger Sub, Inc., a wholly-owned subsidiary of Holdings (the "1988 Merger"). The Company was a wholly-owned subsidiary of Holdings until December 14, 1994 when Holdings was merged with and into the Company pursuant to the terms of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and Bucyrus-Erie Company under chapter 11 of the Bankruptcy Code, as modified December 1, 1994 (the "Amended Plan"). The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blast hole drills, which are used by customers who mine coal, iron ore, copper, phosphate, bauxite and other minerals throughout the world.

The Restructuring

      On February 22, 1993, the Company and Holdings announced their intention to pursue a restructuring of their capital structures (the "Restructuring") and commenced negotiations for a prepackaged chapter 11 financial restructuring with certain of their secured and unsecured creditors. On January 12, 1994, the Company's Registration Statement on Form S-4 bearing Registration No. 33-73904, which included the Disclosure Statement and Proxy Statement-Prospectus (the "Disclosure Statement") for the solicitation of votes for the prepackaged joint plan of reorganization of Holdings and the Company under chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"), was declared effective by the Securities and Exchange Commission. The solicitation process for acceptance of the Prepackaged Plan was completed on February 14, 1994. On February 18, 1994 (the "Petition Date"), Holdings and the Company commenced voluntary petitions under chapter 11 of the Bankruptcy Code (Case Nos. 94-20786-RAE and 94-20787-RAE, respectively) in the U.S. Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). On June 20, 1994, the Bankruptcy Court directed the Company and Holdings to resolicit acceptances from their creditors and stockholders using amended disclosure materials. During the second and third quarters of 1994, the Company and Holdings held discussions with interested parties regarding possible modifications to the Prepackaged Plan which resulted in the formulation of the Amended Plan.

      The solicitation process for acceptance of the Amended Plan was completed on October 31, 1994 and on December 1, 1994 the Bankruptcy Court confirmed the Amended Plan. On December 14, 1994 (the "Effective Date"), the Amended Plan became effective and the Company and Holdings consummated the Restructuring through the implementation of the Amended Plan. None of the Company's or Holdings' subsidiaries were involved in the bankruptcy proceedings. The Amended Plan provided for payment in full of the allowed claims of the Company's vendors, suppliers and other trade creditors. The claims of current and retired employees of the Company were not affected by the Amended Plan and they will continue to receive full benefits under existing pension and welfare plans.

      The purpose of the Restructuring is to improve and enhance the long-term viability of the Company by adjusting its capitalization to reflect current and projected operating performance levels. Specifically, the Amended Plan was designed to reduce the Company's overall indebtedness and its corresponding debt service obligations by exchanging all outstanding senior unsecured debt securities for common equity.

      On the Effective Date, Holdings merged with and into the Company pursuant to the Amended Plan and the Agreement and Plan of Merger dated as of December 14, 1994 between Holdings and the Company (the "Merger Agreement"). Pursuant to the Amended Plan and the Merger Agreement, the Company issued 10,170,417 shares of its common stock, par value $.01 per share (the "Common Stock"). The Company issued 10,000,004 shares of Common Stock to holders of Holdings' and the Company's unsecured debt securities and Holdings' equity securities in exchange for such securities, and 170,413 shares of Common Stock were issued to Bell Helicopter Textron, Inc. ("Bell Helicopter") in settlement of a lawsuit against the Company. See ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES.

      On the Effective Date pursuant to the Amended Plan, the Company issued an aggregate principal amount of $52,072,000 of Secured Notes due December 14, 1999 (the "Secured Notes") to South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., and South Street Corporate Recovery Fund I (International), L.P. (collectively, the "South Street Funds") in exchange for the Company's outstanding Series A 10.65% Senior Secured Notes due July 1, 1995 and Series B 16.5% Senior Secured Notes due January 1, 1996 (collectively, the "Old South Street Notes")and the Company's obligations under a sale and leaseback financing arrangement. See
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES. Pursuant to the Amended Plan, the Company entered into a Credit Agreement with Bank One, Milwaukee, National Association ("Bank One"). See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.

MARKETS, PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

   The surface mining industry consists of three primary markets: coal mining, hard rock mining and phosphate production. Coal mining historically has accounted for approximately 70% of industry demand for the Company's machines and replacement parts, with hard rock mining accounting for 20% and phosphate and other applications accounting for the remaining 10%. In recent years, the share of hard rock mining has been increasing. Steam coal production for power generation represents approximately 85% of total coal mining activity. The demand for steam coal is based largely on the demand for electric power and the price and availability of competing sources of such power including oil, natural gas and nuclear power. Because steam coal is mined both in underground and in surface mines, the relative cost of competing mining methods is an important variable affecting equipment demand.

   Prior to the 1973 Arab oil embargo, the mining machinery industry could have been characterized as a cyclical, long-term growth industry. Its cyclical characteristic resulted from the cost relationship among competing fuel alternatives and mineral use and its long-term growth characteristic resulted from increases in overall energy consumption and mineral use tied to worldwide economic growth. However, with the oil embargo came an unprecedented increase in the demand for coal mining equipment. As a result, mining machinery production capacity was expanded dramatically, reflecting expectations that oil prices would continue to rise and tend to increase demand for substitute natural resources, including coal in particular. Consequently, the industry experienced dramatic growth through the early and mid-1970's. By the late 1970's, the installed base of mining machinery had increased substantially. However, at that time, macroeconomic conditions began to change. The effects of a worldwide recession, escalating interest rates, energy conservation efforts and an increase in the world's supply of oil, together with the large installed base of recently manufactured mining machinery, resulted in a sharp drop in demand for new mining machinery. More recently, the coal segment of the U.S. market has been severely impacted by the Clean Air Act causing numerous mid-western higher sulfur coal mines to be closed or to have outputs drastically curtailed; many machines have been shut down while a few have been relocated to lower sulfur mines in eastern Appalachia and Wyoming's Powder River Basin where excess production capacity and stagnant demand has driven coal prices downward. Consequently, meaningful new machine shipments to domestic coal customers cannot be expected until after the mid 1990's. Major potential international coal mining markets for the Company's equipment and replacement parts have been negatively impacted by the worldwide economic slump as evidenced by Japanese steelmakers imposing price cuts on Australian coking coal producers as well as tonnage reductions during negotiations in 1993 and 1994. In the longer term it is anticipated that growing electricity demand around the world and increasing depths of available coal will continue to drive demand for the Company's machines. Lately there have been positive increases in coal prices in Europe and Japan looks to be poised to increase coal prices in 1995 for the first time in several years.

   While iron ore demand decreased with the worldwide recession of 1992 and 1993, and Japanese and European iron ore buyers lowered ore contract prices significantly in 1992 and again in 1993, there was a marked increase in iron ore production in late 1994 that should be sustained through 1995. Furthermore, the Company anticipates that some iron ore producers will continue to invest in replacing aged electric mining shovel and blast hole drill fleets in an effort to reduce ore production costs. Copper prices have increased significantly and it appears as if they may stabilize at this level in the near term. This increase in copper prices has resulted in continued demand from this market segment for electric mining shovels and blast hole drills.

   The Company's line of mining machinery includes a full range of large walking draglines, electric mining shovels and blast hole drills. Walking draglines and electric mining shovels are used in a broad range of applications, including removal of overburden in mining operations, loading of coal, iron and copper ore, other minerals such as phosphate, bauxite, gold and silver, and a variety of other digging and loading applications. Blast hole drills are used for boring holes to be used in blasting rock and ore in mines.

   Draglines have the highest average price per unit of the Company's machine categories. Draglines are primarily used to remove overburden located over a coal or mineral deposit. To accomplish this, the machine drags a large bucket through the overburden and deposits such overburden in a remote spoil pile. Draglines are typically described in terms of their "bucket size", which can range from 9 to 220 cubic yards. The Company's draglines weigh from 500 to 7,500 tons. The Company currently offers a full line of models ranging in price from $5,000,000 to $40,000,000.

   Electric mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden and rock into some form of haulage system such as truck or conveyor. Shovels are characterized in terms of their weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,000 tons and having dipper capacities from 12 to 80 cubic yards. Prices range from $3,000,000 to $7,000,000 per shovel.

   Most surface mines require breakage of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Blast hole drills are used to drill the holes, and these machines are usually described in terms of the diameter of the hole which they bore. The Company offers a full line of blast hole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and in selling price from approximately $300,000 to $2,000,000, depending on machine size and variable features.

   Because of their size and weight, the Company's mining machines are shipped in sub-assembled units to the job site, where they are assembled for operation with the assistance of Company technicians. A number of the Company's smaller dragline products are modular, permitting shortened machine field assembly time and more economical teardown and movement of machines between non-contiguous mine sites. The planning and on-site coordination of machine erection is a critical component of the Company's service to its customers.

   In addition, the Company manufactures and sells replacement parts and components for its mining machines and supplies comprehensive after-sales service for its entire line of mining machinery. The average useful life of draglines is 20 to 30 years, and of shovels and drills is up to 20 years. The Company has a large installed base of surface mining machinery, which has provided a stream of parts sales. These sales comprise a substantial portion of the Company's revenues. The Company also provides after-sales service for certain equipment of other original equipment manufacturers ("OEMs"). In general, the Company realizes higher margins on sales of parts than it does on sales of new mining machines. In recent years, gross margins on machines have been low to negative because of lower prices resulting from overcapacity, although gross margins on replacement parts have been positive. Accordingly, most or all of the Company's operating profits are derived from parts sales.

   In the United States, mining machinery is sold directly by Company personnel and through a distributor. Outside of the United States, this equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries located in Australia, Brazil, Canada, Chile, England, India, Mauritius and South Africa. The Company's mining machines range in price up to $40,000,000. Typical payment terms for large draglines and electric mining shovels require a down payment and periodic progress payments, so that a substantial portion of the price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices which, where possible, reflect estimated future cost increases. The primary market for the Company's replacement parts and service is provided by the owners of the Company's equipment. Most sales of replacement parts call for prices in effect at the time of order. Recently, prices from the Company's vendors have remained stable and, coupled with fixed and stable prices to the Company's customers, have resulted in minor inflationary increases on the Company's reported net shipments.

   A wholly-owned subsidiary of the Company, Minserco, Inc. ("Minserco"), provides mining services in the following areas: comprehensive structural and mechanical engineering, non-destructive testing, rebuilt machine components, product and component upgrades, contract maintenance and turnkey repair, erection and machine moves. Minserco has completed a number of large projects and has others in process in the United States and select overseas locations.

   Another wholly-owned subsidiary, Boonville Mining Services, Inc. ("BMSI"), operates as a separate, independent enterprise and provides replacement parts and repair and rebuild services for surface mining machinery.

COMPETITION

   The Company encounters strong competition from a small number of manufacturers in the sales of its mining machinery products in both domestic and foreign markets. The Company manufactures walking draglines, with its principal competitors being Harnischfeger Corporation and Marion Power Shovel Company, a division of Indresco Inc. The Company manufactures electric mining shovels, with its principal competitor in this line being Harnischfeger Corporation. The Company produces large diameter rotary blast hole drills, and has several competitors in this product line. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

   For most Bucyrus-Erie machine owners, the Company is the primary source for replacement parts. The Company, however, encounters strong competition in parts sales in both domestic and foreign markets and intense competition in some domestic markets. The Company's competition in parts sales consists primarily of "will-fitters," which are smaller firms that produce copies of the parts manufactured by the Company and other OEMs, and which generally sell such parts at prices lower than those of the OEMs. The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company believes that it possesses certain non-price advantages over will-fitters. Will-fitters are in many cases unable to duplicate the exact specifications of genuine Company parts and because the use of parts not manufactured by the Company can void the warranty on a Company machine. The Company generally provides a one year warranty on its machines, with certain components being under warranty for longer periods. The Company also believes that its engineering and manufacturing technology and marketing expertise exceeds that of its will-fit competitors.

CUSTOMERS

   The Company's customers include most of the large surface mining operators around the world. A substantial portion of the Company's customers is engaged in the surface mining of coal which, in turn, is used to produce electric power. Other customers include companies engaged in the surface mining of iron ore, copper, phosphate, bauxite and other minerals. In 1994, one customer, BHP Minerals International Inc., received approximately 20% of the Company's consolidated net shipments. In 1993 and 1992, no customer received shipments of greater than 10% of the Company's consolidated net shipments.
The Company is not dependent upon any one customer.

BACKLOG

   The backlog of firm orders for the Company was $72,346,000 at December 31, 1994 and $74,023,000 at December 31, 1993. As of December 31, 1994,
approximately 11% of the backlog is not expected to be filled during 1995.

MATERIALS

   The Company purchases from outside vendors the semi- and fully-processed materials (principally structural steel, castings and forgings) required for its manufacturing operations, and other items, such as electrical equipment, which are incorporated directly into the end product, and the foreign subsidiaries of the Company purchase components and manufacturing services from local subcontractors and some components from the Company. Certain additional components are sometimes purchased from subcontractors, either to improve deliveries in times of high demand or to reduce costs. Because of numerous factors resulting in preference for local content in certain countries, local subcontractors are normally used to manufacture a substantial portion of the components required in the Company's foreign manufacturing operations. The Company believes that its competitors are subject to the same conditions as the Company.

INVENTORIES

   Inventories of the Company on December 31, 1994 were $82,393,000 (42% of net shipments) compared with $63,671,000 (32% of net shipments) on December 31, 1993. In accordance with the principles of fresh start reporting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", inventory as of the Effective Date was recorded at estimated fair value. The fair value adjustment totaled $10,427,000 and is being charged to cost of products sold as the inventory is sold. The fair value adjustment remaining in the December 31, 1994 inventory balance was $10,065,000. At December 31, 1994 and December 31, 1993, $51,889,000 and $37,863,000, respectively, were held as finished goods inventory (primarily replacement parts) to meet delivery requirements of customers.

PATENTS, LICENSES AND FRANCHISES

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

RESEARCH AND DEVELOPMENT

   Expenditures by the Company for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5,622,000 in 1994 including $2,573,000 of research and development activities directly related to shipments. Expenditures for 1993 were $6,939,000 including $2,042,000 for research and development activities directly related to shipments. The corresponding expenditures for 1992 were $7,420,000 and $4,116,000, respectively. The Company expenses all engineering and product development costs as incurred with amounts charged to Cost of Products Sold, if such activities are directly related to specific customer contracts, or to Product Development Expense.

ENVIRONMENTAL FACTORS

   Environmental problems have not interfered in any material respect with the Company's manufacturing operations. The Company believes that its compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. The Company has an ongoing program to address any potential environmental problems.

   Current federal and state legislation regulating surface mining and reclamation may affect some of the Company's customers, principally with respect to the cost of complying with, and delays resulting from, reclamation and environmental requirements. The Company's products are used for reclamation as well as for mining, which has a positive effect on the demand for such products and replacement parts therefor.

EMPLOYEES

   As of December 31, 1994, the Company employed 1,059 persons. Three-year contracts with unions representing hourly workers at the South Milwaukee, Wisconsin and Memphis, Tennessee facilities expire in August, 1997 and August, 1995, respectively.

SEASONAL FACTORS

   The Company does not consider a material portion of its business to be seasonal.

FOREIGN OPERATIONS

   The Company's products are manufactured by subcontractors and licensees in eight countries other than the United States and are sold internationally by the Company's and its subsidiaries' sales personnel, manufacturers' representatives and distributors.

   In 1981, the Company entered into a licensing agreement with Mitsui Engineering and Shipbuilding Co., Ltd. ("M.E.S."), a leading Japanese shipbuilder and manufacturer of steel structures, heavy machinery and chemical plants, for the manufacture and sale by M.E.S. of Company designed electric mining shovels. In December, 1985, the Company entered into a licensing agreement with China National Non-Ferrous Metals Industry Corporation ("C.N.N.C.") which provides for the manufacture and sale by C.N.N.C. of Bucyrus-Erie 195-BI electric mining shovels. This agreement was amended in April, 1994 to include certain components of the 195-BII model.

   In 1994, the Company's foreign sales in all segments, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $132,000,000. The corresponding figures in 1993 and in 1992 were $139,000,000 and $156,000,000, respectively. Approximately $60,000,000 of the
Company's backlog of firm orders on December 31, 1994 represented orders for export shipments, as compared with approximately $60,000,000 on December 31, 1993 and $76,000,000 on December 31, 1992. The Company and its U.S. subsidiaries normally price their products in U.S. dollars. Foreign subsidiaries normally procure and price their products in their local currency. Accordingly, in the usual case there are no material foreign currency transaction gains and losses borne by the Company. The Company believes that profitability of its export sales does not vary materially from the profitability of its domestic sales. A substantial portion of the Company's consolidated net sales and operating earnings is attributable to operations located abroad. In recent years, approximately 60 to 70% of the Company's consolidated net sales were to customers located outside the United States. Foreign operations are subject to special risks that can materially affect sales and earnings of the Company, including currency exchange rate fluctuations, government expropriation, exchange controls, political instability and other risks. A portion of the Company's consolidated net sales is to customers in South Africa, where such risks may be greater. The value, in U.S. dollars, of the Company's investments in its foreign subsidiaries, and of dividends paid to the Company by those subsidiaries, will be affected by changes in exchange rates. Further information regarding foreign operations is included in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CLASSES OF SIMILAR PRODUCTS

   Net shipments by the Company by class of similar products for the past three years were as follows:

                       1994             1993            1992
                                 (Dollars in Millions)
Shovels and
  Draglines       $164.5     85%   $167.7     84%   $198.2     82%
Drills              27.5     14      29.1     15      42.5     17


ITEM 2. PROPERTIES

  The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin and is owned in fee. This plant comprises approximately 1,038,000 square feet of floor space. A portion of this facility houses the corporate offices of the Company. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels and blast hole drills, are well maintained, in good condition and in regular use.

  The Company leases a facility in Memphis, Tennessee, having approximately 110,000 square feet of floor space, which is used as a central parts warehouse. The current lease is for five years commencing in July, 1991 and contains an option to renew for an additional ten years.

  BMSI leases a facility in Boonville, Indiana which has approximately
60,000 square feet of floor space on a 5.84 acre parcel of land. The facility has the manufacturing capability of large machining, gear cutting, heavy fabricating, rebuilding, and stress relieving. The major manufacturing buildings are constructed principally of structural steel with metal siding.


ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

CHAPTER 11 PLAN OF REORGANIZATION

  On February 18, 1994, the Company and Holdings commenced voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court (Case Nos. 94-20786-RAE and 94-20787-RAE). On December 1, 1994, the Bankruptcy Court issued an order confirming the Amended Plan, and on December 14, 1994, the Amended Plan became effective and the Company and Holdings consummated the Restructuring contemplated by the Amended Plan.

BANKRUPTCY CODE SECTION 503(b) CLAIM FOR REIMBURSEMENT OF PROFESSIONAL FEES

  Jackson National Life Insurance Company ("JNL"), the holder of approximately 41.58% of the Company's Common Stock, has filed a claim against the Company for reimbursement of professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code in the amount of approximately $3,300,000. The basis of the claim by JNL is the asserted benefit which the work of the professionals retained by JNL in the Company's chapter 11 case conferred upon the creditors of the Company generally. On March 15, 1995, the Company's Board of Directors designated a committee of independent directors (the "Special Committee"), comprised of Messrs. Bartlett, Mork, Poole and Victor, to determine steps to be taken by the Company with respect to JNL's Section 503(b) claim. The Special Committee unanimously determined that the Company should file an objection to JNL's Section 503(b) claim. On March 31, 1995, the Company filed an objection to JNL's Section 503(b) claim with the Bankruptcy Court on the basis that JNL has failed to satisfy the standards prevailing under the Bankruptcy Code for an award of expenses under Section 503(b) of the Bankruptcy Code. A scheduling conference regarding JNL's
Section 503(b) claim was held on April 5, 1995 in the Bankruptcy Court. A status conference has been scheduled for June 2, 1995. JNL has publicly announced that, if JNL's Section 503(b) claim were allowed by the Bankruptcy Court, JNL would consider receiving shares of the Company's Common Stock from the Company in lieu of requiring payment in cash. The Company and the Special Committee have been advised by counsel to the Company that in such counsel's opinion JNL's Section 503(b) claim is without merit; however, the outcome of this matter cannot presently be determined.

CONTINGENT LIABILITIES RELATING TO SALES OF ASSETS AND SUBSIDIARIES AND PRODUCT LIABILITY

  The Company has assumed or retained certain liabilities relating to divested assets and subsidiaries, including, among others, product liability claims relating to Brad Foote Gear Works, Inc. ("Brad Foote"), Western Gear Machinery Co., Sky Climber, Inc. and its former construction machinery business.

  The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. At December 31, 1994, there were 19 product liability claims in various courts of law pending against the Company or one of its subsidiaries or for which the Company was responsible as a result of its divestiture agreements. The Company has insurance covering most of said claims, subject to varying deductibles, ranging from $300,000 to $3,000,000, and normally is not a factor in the final disposition of claims. It has various limits of liability depending on the insurance policy year in question. The Company expects, in light of its past experience in defending similar claims, that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material adverse effect on the Company and its subsidiaries considered as a whole, although no assurance to that effect can be given.

  In February, 1989, Bell Helicopter sued the Company, the Company's inactive subsidiary, Brad Foote (which is now known as BWC Gear, Inc. ("BWC")), and the purchaser of all of the assets of Brad Foote (the "BF Purchaser") in the District Court of Tarrant County, Texas, over allegedly defective gear boxes which were manufactured by BWC and the BF Purchaser under Bell Helicopter purchase orders that were originally placed with BWC, but which were assigned by BWC to the BF Purchaser as part of the sale of assets of Brad Foote. Bell Helicopter sought compensatory damages of approximately $30,350,000 plus punitive damages (the "Bell Helicopter Claim"). On January 26, 1994, BWC, the Company, Holdings and Bell Helicopter entered into a settlement agreement and release (the "Bell Settlement Agreement"), pursuant to which, Bell Helicopter agreed effective as of December 23, 1993 to settle the Bell Helicopter Claim in consideration of receiving an allowed claim against the Company in the amount of $3,350,000 in the chapter 11 bankruptcy proceedings. Pursuant to the Amended Plan, on the Effective Date, Bell Helicopter received $350,000 in cash and 170,413 shares of the Company's Common Stock in respect of its allowed claim. On the Effective Date, the Company was released from all liability in respect of the Bell Helicopter Claim.

CONTINGENT ENVIRONMENTAL CLAIMS

  The Company is one of 53 entities who have been named by the U.S. Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company was so named as a result of allegations that it disposed of foundry sand at said site in the 1970's. The U.S. Department of Justice ("DOJ") filed suit in the U.S. District Court for the Western District of Pennsylvania in October, 1989, against the Millcreek site owners and the haulers who allegedly transported waste to the site, for recovery of past cleanup costs incurred at the site, currently estimated by the EPA to be approximately $12,000,000. The Company, along with a number of other defendants, has reached agreement in principle on a settlement of the aforementioned cost recovery action which would have obligated the Company to pay approximately $600,000. The government increased its estimate of future operation and maintenance costs, and the settling defendants are negotiating with the government over methods of payment of these increased costs. Thirty-seven PRPs, including the Company, have received Administrative Orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform the soil capping portion of the remediation at the Millcreek site. Based on the number of substantial corporations among the PRPs identified by the EPA as connected with the Millcreek dump site and the potential availability of at least some insurance coverage, the Company believes that it will have no material liability with respect to resolution of this situation, although no assurance to that effect can be given.

  In December, 1990, the Wisconsin Department of Natural Resources ("WDNR") conducted a pre-remedial screening site inspection on property owned by the Company located at 1100 Milwaukee Avenue in South Milwaukee, Wisconsin. Approximately 35 acres of this site were allegedly used as a landfill by the Company until approximately 1983. The Company disposed of certain manufacturing wastes at the site, including primarily foundry sand. The results of the site inspection did not indicate that the site presented a substantial threat to health or safety or to the environment. To date, the Company has received no further communications from the WDNR regarding this site and is not aware of any initiative by the WDNR to require any further action with respect to this site. Consequently, the Company has not regarded, and does not regard, this site as presenting a material contingent liability. There can be no assurance, however, that additional investigation by the WDNR will not be conducted with respect to this site at some later date or that this site will not in the future require removal or remedial actions to be performed by the Company, the costs of which could, depending on the circumstances, be significant.

JNL LAWSUIT

  On September 24, 1993, JNL filed an amended complaint in a civil action in the United States District Court, Southern District of New York, against Goldman, Sachs & Co. ("Goldman Sachs"), Broad Street Investment Fund, L.P. ("Broad Street"), individually and as class representatives, Greycliff Partners, Ltd., Mikael Salovaara, Alfred C. Eckert III, South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., South Street Corporate Recovery Fund I (International), L.P. (Messrs. Salovaara and Eckert, Greycliff Partners, Ltd., such South Street funds and Greycliff Partners are collectively referred to as the "Greycliff Defendants"), Firstar Trust Company, National Association ("Firstar"), as trustee and class representative, State Street Bank and Trust Company of Connecticut, National Association ("State Street"), as trustee and Does 1-100. On October 27, 1993, JNL amended its complaint to name the Company, Holdings and Messrs. William B. Winter, then Chairman of the Board of the Company, Phillip W. Mork, the Company's President and a Director, Norbert J. Verville, the Company's Vice President - Finance and Treasurer and then a Director, and Ray G. Olander, the former Vice Chairman and Director of the Company, as additional defendants. On March 7, 1995, JNL again amended its complaint (such amended complaint is referred to as the "JNL Complaint") to name David
M. Goelzer, the Company's Vice President, Secretary and General Counsel, Messrs. Winter, Verville and Olander (collectively with Mr. Goelzer, the "Management Defendants"), State Street, the Greycliff Defendants and Does 1-100, as defendants (collectively, the "Defendants").

  The JNL Complaint seeks unspecified money damages and other equitable relief in connection with (i) JNL's purchase of the Company's Resettable Senior Notes (the "Resettable Notes") and (ii) certain of the Defendants' alleged orchestration of a series of financings for the Company and Holdings, including the 1988 Merger, a 1989 exchange offer by the Company, the transactions relating to the Old South Street Notes, the Company's sale and leaseback financing arrangement and the issuance of the Resettable Notes and certain other related transactions (collectively, the "Becor Transactions") which are alleged to have had the effect of rendering the Company insolvent, incapable of competing in its markets and unable to pay its creditors, including JNL. The JNL Complaint alleges that the Defendants accomplished the Becor Transactions through violations of federal securities laws and fraudulent conveyance statutes, common law fraud, negligent misrepresentation and breaches of fiduciary and other duties by the Management Defendants. On December 17, 1993, Firstar filed cross-claims against each of the Company and Holdings seeking judgment on the principal of, interest on and other amounts due and owing under the Company's 10% Senior Notes (interest rate reset to 16% as of January 1, 1993) due 1996 (the "10% Senior Notes") and Holdings' Series A 12-1/2% Senior Debentures due 2002 (the "Series A Debentures"), and filed a notice of motion for summary judgment on such cross-claims.

  As a result of the Company's and Holdings' chapter 11 petitions, prosecution of the claims asserted in the JNL Complaint was stayed against the Company and Holdings as of the Petition Date. On the Effective Date, pursuant to the Amended Plan, JNL exchanged the Resettable Notes for 4,057,203 shares of the Company's Common Stock. In February, 1995, pursuant to a stipulation among JNL, the Company and Holdings, the District Court formally dismissed the JNL Complaint as it relates to the Company and Holdings. Firstar's cross-claims in respect of the 10% Senior Notes and the Series A Debentures were discharged pursuant to the Amended Plan. In November, 1994, JNL entered into a settlement agreement with Goldman Sachs and Broad Street, two defendants named in JNL's amended complaints filed on September 24, 1993 and October 27, 1993. The terms of such settlement agreement were not disclosed. Mr. Mork was released by JNL in November, 1994 and was not named as a defendant in the JNL Complaint. The Management Defendants have rights to indemnification from the Company for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Company's Restated Bylaws. The Company has been informed by counsel to the Management Defendants that in said counsel's opinion it is probable that the Management Defendants have meritorious defenses to all claims asserted in the JNL Complaint; however, the outcome of this matter cannot currently be determined.

DRESSER INDUSTRIES LAWSUIT

BMSI is a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on September 24, 1992 by Dresser Industries, Inc. and Indresco Inc. ("Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constitute a misappropriation of Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Indresco Inc. Plaintiffs seek $40 million in compensatory damages, $80 million in punitive damages, an injunction against future use of Plaintiffs' trade secrets, and costs and reasonable attorneys fees. The Company has been advised by counsel to BMSI that in said counsel's opinion the claims against BMSI can be said to be greatly exaggerated. No claim has been asserted directly against the Company. BMSI has denied all of the claims asserted in Plaintiffs' amended complaint and intends to vigorously defend against those claims. The Company has been informed by counsel to BMSI that in said counsel's opinion BMSI will be able to assert meritorious defenses to this action; however, the outcome of this matter cannot currently be determined. The Company does not believe it is probable that BMSI will have material liability in this suit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  As noted above, during September, 1994 and October, 1994, the Company and Holdings solicited acceptances of the Amended Plan from their creditors and stockholders. On October 31, 1994, the solicitation period expired, and all classes of the Company's and Holdings' debt securities and Holdings' stockholders voting on the Prepackaged Plan voted to accept the Prepackaged Plan, other than the holders of Holdings' Series B Convertible Preferred Stock, Goldman Sachs and Broad Street. Following execution of a settlement agreement among Goldman Sachs, Broad Street and JNL (the terms of which were not disclosed), Goldman Sachs and Broad Street withdrew their objections to confirmation of the Amended Plan. On December 1, 1994, the Amended Plan was confirmed by the Bankruptcy Court and on December 14, 1994 the Amended Plan became effective and the Company and Holdings consummated the Restructuring through the implementation of the Amended Plan.


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock was issued on December 14, 1994 pursuant to the Amended Plan and the Merger Agreement in exchange for all of the Company's and Holdings' outstanding unsecured debt securities and Holdings' outstanding equity securities. Since December 22, 1994, the Company's Common Stock has been traded over the counter under the trading symbol BCYR. Prior to December 23, 1994, there was no established public trading market for the Company's Common Stock. Based solely on information provided to the Company by the National Association of Securities Dealers, Inc., for the period from December 23, 1994 through December 31, 1994: (a) 24,185 shares of the Company's Common Stock were traded over the counter, and (b) the high sale price for the Company's Common Stock was $7 3/4 per share and the low sale price was $6 per share.

  As of March 14, 1995, there were 2,220 stockholders of record of the Company's Common Stock.

  Prior to the Effective Date, the Company was a wholly-owned subsidiary of Holdings and no dividends were declared on its common equity during its two most recent fiscal years. Since the Effective Date, no dividends were declared on the Company's Common Stock.

  The Credit Agreement, as defined in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, prohibits the Company from making any dividends or other distributions upon the Company's Common Stock, other than dividends payable solely in the Company's Common Stock or other equity securities of the Company. The Indenture relating to the Secured Notes prohibits the Company from declaring or paying any dividend or making any distribution in respect of the Company's Common Stock (other than dividends or distributions payable solely in shares of its Common Stock or in options, warrants or other rights to acquire its Common Stock), if at the time thereof an Event of Default (as defined in such Indenture) or an event that with the lapse of time or the giving of notice, or both, would constitute an Event of Default (as defined in such Indenture) shall have occurred and be continuing.

ITEM 6.                             SELECTED FINANCIAL DATA

                          (Dollars In Thousands Except Per Share Amounts)
                      Reorganized
                      Company (b)                         Predecessor Company (c)
                     December 14 -  January 1 -
                     December 31,   December 13,          Years Ended December 31,
                         1994         1994         1993         1992        1991      1990
Consolidated Statements
 of Operations Data:
   Net shipments       $  7,810     $186,174     $198,464     $242,468    $249,053  $240,866
   Loss before
    extraordinary gain
    and cumulative
    effects of changes
   in accounting
    principles         $   (552)    $(22,833)    $(40,692)    $(16,747)   $(15,735) $(13,010)
   Net earnings (loss) $   (552)    $119,647     $(51,990)    $(16,747)   $(15,735) $(14,013)
   Net earnings (loss)
    attributable
    to common
    shareholders       $   (552)    $ 78,946     $(52,629)    $(19,138)   $(19,473) $(16,901)
   Loss per share
    before extra-
    ordinary gain
    and cumulative
    effects of changes
    in accounting
    principles         $   (.05)    $  (2.46)    $  (4.56)    $  (2.64)   $  (2.47) $  (2.05)
   Net earnings (loss)
    per share          $   (.05)    $  12.91     $  (5.82)    $  (2.64)   $  (2.47) $  (2.21)
   Net earnings (loss)
    per share
    attributable
    to common
    shareholders       $   (.05)    $   8.52     $  (5.89)    $  (3.01)   $  (3.06) $  (2.66)
   Cash dividends per
    common share       $      -     $      -     $      -     $      -    $      -  $      -

Consolidated Balance
 Sheets Data:
   Total assets        $177,954        N/A       $184,900     $204,090    $205,436  $231,227
   Long-term debt      $ 53,169        N/A       $    769(a)  $    165(a) $158,219  $157,436
   Redeemable
    preferred stock                    N/A          N/A       $ 30,302    $ 29,310  $ 26,342  $ 22,805

(a) Amounts are net of $201,979 at December 31, 1993 and $197,334 at December 31, 1992, of long-term debt classified as a current liability as discussed in ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

(b) As a result of the reorganization and implementation of fresh start reporting as of the Effective Date the financial statements of the Reorganized Company are not comparable to the financial statements of the Predecessor Company.  See ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for additional information.

(c) See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information describes the Company's operations as set forth in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and ITEM 6. SELECTED FINANCIAL DATA. Upon consummation of the Amended Plan, an extraordinary gain of $142,480,271 was recognized which represented forgiveness of debt, including accrued interest, write-off of associated financing fees and settlement of the Bell Helicopter claim, reduced by the estimated fair value of the Common Stock issued to the holders of Holdings' and the Company's unsecured debt securities and Bell Helicopter. Holdings and the Company have accounted for the reorganization by using the principles of fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Under the principles of fresh start reporting, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. In addition, the accumulated deficit of $60,136,850 and cumulative foreign currency adjustments of $3,217,977 were eliminated. As a result of the implementation of fresh start reporting, the financial statements of the Reorganized Company (the survivor of the merger of Holdings with and into the Company) after consummation of the Amended Plan are not comparable to the financial statements of prior periods. The financial statements presented for prior periods are not the Company's, but instead are those of Holdings (Holdings is referred to as the "Predecessor Company"), the former parent of the Company. The acquisition of the Company by Holdings on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities of Holdings were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets was allocated to goodwill. The Predecessor Company consolidated financial statements included the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 1994, 1993 and 1992 were as follows:
                                  1994        1993         1992
                              (Reorganized   (Predecessor Company)
                                Company)

Working capital (deficiency)
  (in millions)                   $ 77.8    $(164.0)     $(121.9)
Current ratio                   2.6 to 1    .4 to 1      .5 to 1

    The increase in working capital and the current ratio for the year ended December 31, 1994 was primarily due to the forgiveness of debt, principal and interest, upon consummation of the Amended Plan. The decrease in working capital and the current ratio for the year ended December 31, 1993 was primarily due to the accrual of interest expense. Due to the Restructuring, the accrued interest on Holdings' and the Company's unsecured debt securities was not paid.

    The table below summarizes the Company's cash position at December 31, 1994:

                                Restricted    Unrestricted
Location                           Cash           Cash          Total

United States                  $         -    $ 9,543,633    $ 9,543,633
Foreign Subsidiaries                18,898      5,848,035      5,866,933
Equipment Assurance Limited      3,655,866        816,911      4,472,777
                               ___________    ___________    ___________

                               $ 3,674,764    $16,208,579    $19,883,343


    Of the $9,543,633 of unrestricted cash in the United States, approximately $3,400,000 is required for payment of expenses that were incurred in connection with the Restructuring (primarily legal and professional fees) and approximately $2,700,000 is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. A portion of the unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of the Company, is not readily repatriatable because it is required for working capital purposes at these respective locations.

    The following table reconciles Loss Before Income Taxes, Extraordinary Gain and Cumulative Effects of Changes in Accounting Principles to earnings before reorganization items, inventory fair value adjustment charged to cost of products sold, interest, taxes, depreciation and amortization ("Adjusted EBITDA"):

              Reorganized
                  Company                Predecessor Company
                December 14 -  January 1 -
                December 31,   December 13,   Years Ended December 31,
                    1994          1994           1993           1992
Loss before
 income taxes,
 extraordinary
 gain and
 cumulative
 effects of
 changes in
 accounting
 principles     $   (427,114)  $(21,438,431)  $(39,775,632)  $(15,807,117)
Reorganization
 items                     -      9,337,797      4,387,266              -
Inventory fair
 value adjustment
 charged to cost
 of products
 sold                362,246             -               -              -
Non cash expenses:
 Depreciation        145,060      7,356,734      7,614,551      7,874,227
 Amortization
  of goodwill,
  intangible assets
  and other items     23,032      3,678,806      4,444,693      4,987,856
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement
  (Predecessor
  Company) and
  payment in kind
  interest on the
  Secured Notes
  (Reorganized
  Company)           258,190      7,286,686      5,749,264      2,178,611
 Amortization of
  debt discount            -         71,179        473,969      4,378,419
                ____________   ____________   ____________   ____________

Cash available
 for use before
 non-cash interest
 expense, income
 taxes and
 cumulative
 effects of
 changes in
 accounting
 principles          361,414      6,292,771    (17,105,889)     3,611,996

Cash interest
 expense (1)          25,981      6,552,825     28,841,951     21,589,194
                ____________   ____________   ____________   ____________

Adjusted EBITDA $    387,395   $ 12,845,596   $ 11,736,062   $ 25,201,190

    (1) Includes all accrued but unpaid interest prior to the Petition Date. Contractual interest of $20,250,230 on the unsecured debt of the Predecessor Company did not accrue subsequent to the Petition Date. Excludes amortization of debt discount, deferred rent (interest) on the sale and leaseback financing arrangement and interest on the Secured Notes that will be paid in kind.

         On the Effective Date pursuant to the Amended Plan, the Company issued an aggregate principal amount of $52,072,000 of Secured Notes due December 14, 1999 to the South Street Funds in exchange for the Old South Street Notes and the Company's obligations under a sale and leaseback financing arrangement. Interest on the Secured Notes accrues at a rate of 10.5% per annum until December 14, 1995. Thereafter, interest accrues at a rate of 10.5% per annum, if paid in cash, or 13.0% per annum, if paid in kind. The Credit Agreement
(as defined below) requires accrued interest on the Secured Notes, which aggregated $258,000 through December 31, 1994, to be paid in kind prior to January 1, 1996, and thereafter restricts the cash payment of principal and interest on the Secured Notes unless certain ratios and conditions are met. Otherwise, interest on the Secured Notes is payable in kind at the discretion of the Company during the term of the Secured Notes. The Secured Notes are secured by a security interest on substantially all of the Company's property (other than real estate) in favor of Harris Trust and Savings Bank, as Collateral Agent (the "Collateral Agent"), which is subordinated to the security interest in favor of Bank One securing up to $16,000,000 in indebtedness and other amounts owing under the Credit Agreement (as defined below). The Company has also granted a security interest in favor of the Collateral Agent in the shares of the Company's U.S. subsidiaries and 65% of the shares of certain non-U.S. subsidiaries (collectively, the "Pledged Shares").

    Pursuant to the Amended Plan, the Company entered into a Credit
Agreement dated as of December 14, 1994, with Bank One (the "Credit Agreement"). The Credit Agreement contains a credit facility for working capital and general corporate purposes (the "Loan Facility") and a letter of credit facility (the "L/C Facility"). Under the Loan Facility, the Company may borrow up to $5,000,000 through December 31, 1995, and from January 1, 1996 through December 31, 1996, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on December 31, 1996 and interest is payable at the Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit for the benefit of the Company through December 31, 1996 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after December 31, 1997. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Company's property (other than real estate), including the Pledged Shares, which, to the extent described above, is senior to the security interest created in favor of the Collateral Agent. As of December 31, 1994, the Company did not have any borrowings outstanding under the Loan Facility and $6,373,000 of the L/C Facility was being used.

    The agreements relating to the Secured Notes and the Credit Agreement permit project financing which enables the Company to borrow money to pay costs associated with the manufacture of mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. As of December 31, 1994, the Company had $6,237,000 of outstanding project financing borrowings.

    The Company believes that, as a result of the Restructuring, current and projected levels of liquidity, together with funds generated by operations, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

    The Company had outstanding letters of credit and guarantees of $9,578,000 at December 31, 1994. Of this amount, $6,373,000 is related to the Credit Agreement with the remainder provided by various banks and insurance companies.

    As required under various agreements, EAL has pledged $3,655,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and a subsidiary's bank debt at December 31, 1994. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Balance Sheets.

    At December 31, 1994, the Company had approximately $1,039,000 of open approved capital appropriations. The Company does not anticipate any substantial increase in the level of annual capital expenditures in 1995.

    The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all of Company's employees may become eligible for those benefits if they reach early retirement age while working for the Company.
The Company funds the majority of the costs of such benefits as they are incurred. The Company's obligation for these benefits as of December 31, 1994 was $13,237,000.

PROFITABILITY MEASUREMENTS

    Ratios of returns on net shipments, assets employed and shareholders' investment are not meaningful at this time for the Company due to losses incurred.

CAPITALIZATION

    As a result of the Restructuring, the long-term debt to equity ratio as of December 31, 1994 was 1.0 to 1. Financial ratios for prior periods are not meaningful at this time for the Company due to losses incurred.

RESULTS OF OPERATIONS

Net Shipments and Net Earnings (Loss)

    Net shipments for 1994 were $193,984,451 compared with $198,464,139 for 1993. Shipments of repair parts and services increased 1.6% from 1993 and machine shipments decreased 12.0%. The decrease in machine shipments was primarily due to reduced electric mining shovel shipments. The pricing for machines and repair parts has been stable during these periods.

    Net shipments for 1993 were $198,464,139 compared with $242,468,428 for 1992. Shipments of repair parts and services decreased 5.3% from 1992 and machine shipments decreased 39.0%. The decrease in repair parts and service shipments was primarily due to decreased repair parts shipments at foreign locations. This decrease was due to lower demand for replacement parts. The decrease in machine shipments was primarily due to an absence of dragline shipments in 1993. The pricing for machines and repair parts has continued to remain steady with the changes primarily related to volume.

    Net earnings for 1994 were $119,094,721 compared with a net loss of $51,989,651 for 1993. The increase in earnings for 1994 was primarily due to reduced interest expense of $20,870,323, an extraordinary gain on debt discharge of $142,480,271 and a net charge in 1993 of $11,297,385 for the cumulative effects of changes in accounting principles as a result of adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), partially offset by an increase in reorganization items of $4,950,531 in 1994. Also included in net earnings (loss) were non-cash depreciation and amortization charges of $11,203,632 and $12,059,244 for 1994 and 1993, respectively.

    Net loss for 1993 was $51,989,651 compared with a net loss of $16,747,090 for 1992. Included in net loss for 1993 was a net charge of $11,297,385 for the cumulative effects of changes in accounting principles as a result of adoption of SFAS 106 and SFAS 109. Also included in net losses for 1993 and 1992 were non-cash depreciation and amortization charges of $12,059,244 and $12,862,083, respectively. The increase in net loss was primarily due to reduced gross margin from lower repair parts volume, restructuring costs and increased interest expense.

    The Company's consolidated backlog on December 31, 1994 was $72,346,000 compared with $74,023,000 on December 31, 1993 and $92,386,000 on December 31, 1992. Machine backlog is down .8% from December 31, 1993. Repair parts and service backlog is down 3.1% from December 31, 1993, primarily due to a reduction at domestic locations.

    New orders for 1994 increased 6.8% from 1993. New machine orders for 1994 were 18.1% higher than 1993, primarily due to increased demand in copper markets. New repair parts and service orders for 1994 increased 3.4% from 1993, primarily due to increases at foreign locations.

    The Company believes expansion of coal and iron ore production in China and coal production in India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of existing machines along with movement of existing large draglines by operators to new mine sites and normal drill and shovel parts demand should result in steady shipments of repair parts worldwide in the next twelve months. Although the movement and upgrading of existing draglines should positively impact parts sales in 1995, these options continue to further reduce the worldwide demand for new draglines. In addition, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act.

Interest, Royalties and Miscellaneous

    Interest, royalties and miscellaneous for 1994 was $3,054,956 compared with $1,735,239 for 1993. The increase was primarily due to a favorable insurance settlement of $1,350,000 in 1994.

    Interest, royalties and miscellaneous for 1993 was $1,735,239 compared with $4,349,186 for 1992. The decrease was primarily due to the reversal of $794,000 of reserves of EAL resulting from an evaluation of the adequacy of these reserves in the fourth quarter of 1993 compared with a reversal of $1,500,000 in 1992, $1,022,757 of interest income on federal income tax refunds in 1992 and a reduction in interest income of $440,548 resulting from lower invested cash balances.

Cost of Products Sold

    Cost of products sold for 1994 was $163,892,682 or 84.5% of shipments compared with $166,921,197 or 84.1% of shipments for 1993 and $200,723,826 or 82.8% of shipments for 1992. The changes in the cost of products sold percentages were primarily the result of the mix of products sold.

    Included in cost of products sold for 1994 was $362,000 as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting and is being charged to cost of products sold as the inventory is sold. The Company expects the remaining adjustment of $10,065,000 to be charged to cost of products sold during 1995.

    Included in cost of products sold were foreign currency translation losses of $212,860 for 1994 compared with $695,011 for 1993 and $245,916 for 1992. The losses occurred primarily in Brazil and were the result of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation".

Product Development, Selling, Administrative and Miscellaneous Expenses

    Product development, selling, administrative and miscellaneous expenses for 1994 were $31,479,612 or 16.2% of shipments compared with $33,601,363 or 16.9% of shipments in 1993 and $33,754,681 or 13.9% of shipments in 1992. The decrease in 1994 from 1993 was primarily due to reduced product development expense as a result of increased work on specific customer contracts. The percentage increase in 1993 compared with 1992 was primarily due to decreased shipments in 1993.

Interest Expense

    Interest expense for 1994 was $14,194,861 compared with $35,065,184 for 1993. The decrease was primarily due to not accruing interest subsequent to the Petition Date on Holdings' and the Company's unsecured debt securities which included the Company's 10% Senior Notes, the Company's Resettable Senior Notes, the Company's 9% Sinking Fund Debentures and Holdings' Series A 12-1/2% Senior Debentures.

    Interest expense for 1993 was $35,065,184 compared with $28,146,224 for 1992. The increase was primarily due to an increase in the annual interest rates on the 10% Senior Notes to 16% per annum and on the Resettable Senior Notes to 15% per annum resulting in an increase in interest expense of $4,477,680 and $1,500,000, respectively, an increase in rent of $3,570,653, which, for accounting purposes, is classified as interest, on a sale and leaseback financing arrangement and an increase in interest of $1,257,889 on the Old South Street Notes, partially offset by a reduction in debt discount amortization of $3,904,450. Of the $35,065,184 of interest expense for 1993, $33,927,205 was accrued and unpaid interest on debt securities that were in default.

Reorganization Items

    Reorganization items represent the expenses incurred as a result of the commencement of the Restructuring and the Company's efforts to reorganize under chapter 11 of the Bankruptcy Code. Reorganization items in 1994 consist of $8,023,309 of legal and professional fees, $41,121,683 to adjust debt and redeemable preferred stock to the amount of the allowed claims in the Amended Plan and a $1,112,927 write-off of capitalized financing costs. These expenses were partially offset by $365,317 of interest income earned from the Petition Date through December 13, 1994 on accumulated cash balances of Holdings and the Company. In 1993, reorganization items consist entirely of legal and professional fees.

Income Taxes

    The provision for income taxes reflects the effects of applying SFAS 109 in 1994 and 1993 and Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes", in 1992 and the recognition of foreign tax expense at applicable statutory rates. The cumulative effect of adopting SFAS 109 on the Predecessor Company's financial statements was a tax benefit of $446,724 ($.05 per share) which has been included in the Consolidated Statement of Operations for the year ended December 31, 1993. In 1992, the Company reversed a portion of prior years' accruals for income taxes at an inactive subsidiary which was determined to be no longer necessary as a result of favorable settlements of state tax disputes during the year, resulting in a $2,000,000 reduction of income tax expense.

    A more detailed discussion of income taxes can be found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - NOTE I.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Reorganized
                                               Company                    Predecessor Company
                                             December 14 -  January 1 -
                                             December 31,   December 13,     Years Ended December 31,
                                                 1994           1994           1993           1992
REVENUES:
  Net shipments                              $  7,810,105   $186,174,346   $198,464,139   $242,468,428
  Interest, royalties and miscellaneous            79,385      2,975,571      1,735,239      4,349,186
                                             ____________   ____________   ____________   ____________
                                                7,889,490    189,149,917    200,199,378    246,817,614
                                             ____________   ____________   ____________   ____________
COSTS AND EXPENSES:
  Cost of products sold - Notes C and L         6,886,084    157,006,598    166,921,197    200,723,826
  Product development, selling, administrative,
    and miscellaneous expenses - Note L         1,146,349     30,333,263     33,601,363     33,754,681
  Interest expense (Predecessor contractual
    interest not recognized in 1994 -
    $20,250,230) - Note G                         284,171     13,910,690     35,065,184     28,146,224
  Reorganization items - Notes A and B                  -      9,337,797      4,387,266              -
                                             ____________   ____________   ____________   ____________
                                                8,316,604    210,588,348    239,975,010    262,624,731
                                             ____________   ____________   ____________   ____________
Loss before income taxes, extraordinary
  gain and cumulative effects of changes
  in accounting principles                       (427,114)   (21,438,431)   (39,775,632)   (15,807,117)

Income taxes - Note I                             125,276      1,394,729        916,634        939,973
                                             ____________   ____________   ____________   ____________
Loss before extraordinary gain and
  cumulative effects of changes in
  accounting principles                          (552,390)   (22,833,160)   (40,692,266)   (16,747,090)

Extraordinary gain - Note A                             -    142,480,271              -              -

Cumulative effects of changes in
  accounting principles for:
  Postretirement benefits - Note K           $          -   $          -   $(11,744,109)  $          -
  Income taxes - Note I                                 -              -        446,724              -
                                             ____________   ____________   ____________   ____________

Net earnings (loss)                              (552,390)   119,647,111    (51,989,651)   (16,747,090)

Redeemable preferred stock dividends -
 Note H                                                 -        (40,453)        50,459     (1,868,912)
Preferred stock accretion - Note H                      -       (105,548)      (689,481)      (522,004)
Reorganization item - preferred stock -
 Notes A and H                                          -    (40,554,805)             -              -
                                             ____________   ____________   ____________   ____________
Net earnings (loss) attributable
 to common shareholders                      $   (552,390)  $ 78,946,305   $(52,628,673)  $(19,138,006)

Net earnings (loss) per share of common
 stock - Note M:

  Loss before extraordinary gain and
    cumulative effects of changes
    in accounting principles                       $( .05)        $(2.46)        $(4.56)        $(2.64)
  Extraordinary gain                                    -          15.37              -              -
  Cumulative effects of changes in
    accounting principles for:
    Postretirement benefits                             -              -          (1.31)             -
    Income taxes                                        -              -            .05              -
                                                   ______         ______         ______         ______
  Net earnings (loss)                                (.05)         12.91          (5.82)         (2.64)

  Preferred stock dividends, accretion and
    reorganization item                                 -          (4.39)          (.07)          (.37)
                                                   ______         ______         ______         ______
Net earnings (loss) attributable to
 common shareholders                               $( .05)        $ 8.52         $(5.89)        $(3.01)


                              See notes to consolidated financial statements.

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  December 31,                                         December 31,
                              1994          1993                                   1994          1993
                          (Reorganized  (Predecessor                           (Reorganized  (Predecessor
                            (Company)     (Company)                               Company)      Company)
                                                      LIABILITIES AND SHAREHOLDERS'
ASSETS - Notes B and G                                INVESTMENT (DEFICIENCY IN ASSETS)
CURRENT ASSETS:                                       CURRENT LIABILITIES:
 Cash and cash equivalents                             Accounts payable and
  - Notes C and O         $ 16,208,579  $ 13,696,244    accrued expenses - Notes B,
 Restricted funds on                                    F, J and K             $ 31,703,558  $ 53,665,642
  deposit - Note C                   -       512,173   Liability to customers on
 Receivables - Notes D                                  uncompleted contracts,
  and O                     26,219,945    25,731,294    warranties and other -
 Inventories - Notes C                                  Notes A and C             7,238,504     8,196,401
  and E                     82,393,121    63,671,237   Income taxes-Notes B and I 2,819,743       448,493
 Prepaid expenses and                                  Current maturities of long-
  other assets               1,855,961     1,630,226    term debt - Note G        7,123,272     4,954,196
                          ____________  ____________                           ____________  ____________

    Total Current Assets   126,677,606   105,241,174                             48,885,077    67,264,732

OTHER ASSETS:                                          Long-term debt classified
 Restricted funds on                                    as a current liability -
  deposit - Note C           3,674,764     6,024,659    Notes A and G                     -   201,979,324
 Goodwill - Note C                   -    17,003,213                           ____________  ____________
 Intangible assets - Note C  9,497,149     7,780,263
 Other assets - Note I       2,414,087     2,480,555   Total Current Liabilities 48,885,077   269,244,056
                          ____________  ____________
                                                      DEFERRED LIABILITIES:
                            15,586,000    33,288,690   Income taxes - Notes
                                                        B and I                     122,331       157,544

PROPERTY, PLANT AND EQUIPMENT                          Liabilities to customers
 - Note C:                                              on uncompleted contracts
  Land                       1,521,678     2,132,556    and warranties - Note C   3,260,814     4,587,014
  Buildings and improvements 5,262,122    18,985,480   Postretirement benefits -
  Machinery and equipment   29,113,022    66,393,652    Notes B and K            11,828,446    15,590,236
  Less accumulated                                     Deferred expenses
   depreciation               (206,457)  (41,141,094)   and other - Note B        7,070,735     7,298,284
                          ____________  ____________                           ____________  ____________

                            35,690,365    46,370,594                             22,282,326    27,633,078

                                                      LONG-TERM DEBT, less
                                                       amounts classified as
                                                       current liabilities -
                                                       Notes A, B and G          53,169,481       768,728

                                                      COMMITMENTS AND CONTINGENCIES -
                                                       Notes A, G and O

                                                      PREFERRED STOCK - Notes A,
                                                       B and H:
                                                        Series A Redeemable - par
                                                         value $.01 per share,
                                                         liquidation preference
                                                         $25 per share, 2,412,792
                                                         shares issued and
                                                         outstanding (aggregate
                                                         liquidation/redemption
                                                         preference $70,088,379)          -    30,301,570
                                                        Series B - par value $.01
                                                         per share, issued and
                                                         outstanding 6,291,805
                                                         shares                           -        62,918

                                                      COMMON SHAREHOLDERS' INVESTMENT
                                                      (DEFICIENCY IN ASSETS) -
                                                      Notes A, B and H:
                                                       Reorganized Company:
                                                        Common Stock - par value $.01
                                                         per share, authorized
                                                         20,000,000 shares, issued
                                                         and outstanding 10,170,417
                                                         shares                     101,704             -
                                                        Additional paid-in
                                                         capital                 53,898,296             -
                                                        Accumulated deficit        (552,390)            -
                                                        Cumulative foreign currency
                                                         translation adjustments    169,477             -

                                                       Predecessor Company:
                                                        Class C - par value $.01
                                                         per share, issued and
                                                         outstanding 9,176,427
                                                         shares                           -        91,764
                                                        Class D - par value $.01
                                                         shares, issued and
                                                         outstanding 88,154 shares        -           882
                                                        Warrants - issued and
                                                         outstanding 6,392                -           971
                                                        Accumulated deficit               -  (138,994,351)
                                                        Cumulative foreign currency
                                                         translation adjustments          -    (4,209,158)
                                                                               ____________  ____________
                                                                                 53,617,087  (143,109,892)
                          ____________  ____________                           ____________  ____________

                          $177,953,971  $184,900,458                           $177,953,971  $184,900,458

                                   See notes to consolidated financial statements.

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Reorganized
                                               Company                         Predecessor Company
                                             December 14 -  January 1 -
                                             December 31,   December 13,     Years Ended December 31,
                                                 1994           1994           1993           1992
Cash Flows From Operating Activities
Net earnings (loss)                          $   (552,390)  $119,647,111   $(51,989,651)  $(16,747,090)
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation                                    145,060      7,356,734      7,614,551      7,874,227
  Amortization of goodwill, intangible assets
   and other items                                 23,032      3,678,806      4,444,693      4,987,856
  Deferred rent (interest) on sale and leaseback
   financing arrangement                                -      7,286,686      5,749,264      2,178,611
  Payment in kind interest on the Secured Notes   258,190              -              -              -
  Amortization of debt discount                         -         71,179        473,969      4,378,419
  Loss (gain) on sale of property, plant
   and equipment                                    5,105         37,372        (42,022)       145,393
  Non-cash reorganization items                         -      1,679,805              -              -
  Extraordinary gain                                    -   (142,480,271)             -              -
  Cumulative effects of changes in
   accounting principles                                -              -     11,297,385              -
  Changes in assets and liabilities:
   Decrease (increase) in receivables           4,318,474     (4,616,173)       944,456     (2,156,599)
   (Increase) decrease in inventories             (61,102)    (7,539,570)     2,193,570     (2,302,307)
   (Increase) decrease in other current assets    (73,296)       124,866        772,295     (1,999,034)
   Decrease (increase) in other assets             14,629        505,013       (621,953)      (746,345)
   (Decrease) increase in current liabilities
    other than income taxes and current
    maturities of long-term debt               (5,162,406)    17,548,053     22,301,377    (16,770,104)
   Increase (decrease) in income taxes            301,696        543,127     (1,566,057)    (1,724,874)
   Decrease in deferred liabilities
    other than income taxes                      (153,879)    (2,112,065)    (7,390,729)    (2,863,872)
                                             ____________   ____________   ____________   ____________
Net cash provided by (used in)
 operating activities                            (936,887)     1,730,673     (5,818,852)   (25,745,719)
                                             ____________   ____________   ____________   ____________

Cash Flows From Investing Activities
(Increase) decrease in restricted funds
 on deposit                                          (205)     2,862,843      3,273,815     (5,711,880)
Purchases of property, plant and equipment       (190,460)    (2,615,888)    (2,989,482)    (3,750,148)
Proceeds from sale of property, plant
 and equipment                                          -        125,263        284,054         52,233
                                             ____________   ____________   ____________   ____________

Net cash provided by (used in)
 investing activities                            (190,665)       372,218        568,387     (9,409,795)
                                             ____________   ____________   ____________   ____________
Cash Flows From Financing Activities
Payment of current maturities of long-term debt         -       (833,843)    (1,137,847)    (1,195,518)
Proceeds from issuance of long-term
 project financing obligations                  1,619,525      7,891,323      8,516,241              -
Reduction of long-term project
 financing obligations                                  -     (6,933,696)    (4,856,362)             -
(Payments of) proceeds from other obligations           -       (375,834)       375,834              -
Proceeds from issuance of long-term debt                -              -              -     16,750,000
Proceeds from sale and leaseback
 financing arrangement                                  -              -              -     18,250,000
Proceeds from exercise of warrants                      -             64         29,039              -
Proceeds from exercise of stock options                 -              -            753              -
                                             ____________   ____________   ____________   ____________
Net cash provided by (used in)
 financing activities                           1,619,525       (251,986)     2,927,658     33,804,482
                                             ____________   ____________   ____________   ____________

Effect of exchange rate changes on cash            (4,840)       174,297           (466)       171,601
                                             ____________   ____________   ____________   ____________
Net increase (decrease) in cash
 and cash equivalents                             487,133      2,025,202     (2,323,273)    (1,179,431)

Cash and cash equivalents at beginning
 of period                                     15,721,446     13,696,244     16,019,517     17,198,948
                                             ____________   ____________   ____________   ____________

Cash and cash equivalents at end of period   $ 16,208,579   $ 15,721,446   $ 13,696,244   $ 16,019,517
                                             ============   ============   ============   ============

Supplemental Disclosures of Cash Flow Information

Cash paid (received) during the period for:
 Interest on long-term debt and
  bank borrowings                            $     19,595   $    344,895   $  4,209,125   $ 21,653,287
 Reorganization items (1)                         484,380      4,582,027      3,600,258              -
 Income taxes (2)                                  12,257       (259,426)       380,087      1,743,726


 (1) The 1994 amount for the Predecessor Company is net of interest income received of $365,317.
 (2) These amounts are net of federal and state income tax refunds of $908,299 (including $838 for the Reorganized Company) in 1994, $1,071,261 in 1993 and $870,655 in 1992.



Supplemental Schedule of Non-Cash Investing and Financing Activities

(A)  Prior to the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which were payable under mandatory redemption features.  The Company also recorded preferred stock discount accretion on these securities prior to the Petition Date.  As of the Petition Date, the Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Prepackaged Plan.  The amounts as reflected in the consolidated financial statements were as follows:

                                                                          Predecessor Company
                                                            January 1 -
                                                            December 13,      Years Ended December 31,
                                                                1994           1993           1992

Redeemable preferred stock dividends at net book value      $    129,257   $    301,600   $  2,446,187
Redeemable preferred stock accretion                             105,548        689,481        522,004
Write-up of redeemable preferred stock issued at a discount to
 amount of allowed claim in the Amended Plan                  40,554,805              -              -
                                                            ____________   ____________   ____________
                                                            $ 40,789,610   $    991,081   $  2,968,191


(B)  Pursuant to the Amended Plan, the Reorganized Company issued shares of New Common Stock in exchange for the unsecured debt securities of Holdings and Bucyrus and the equity securities of Holdings.  Also, as of the Effective Date, the
Reorganized Company adopted the principles of fresh start reporting.  See Notes A and B of the Notes to the Consolidated
Financial Statements.
                               See notes to consolidated financial statements.

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)

                        Periods Ended December 31, 1994 and December 13, 1994 and
                                  Years Ended December 31, 1993 and 1992
                                                                                                Cumulative
                                                                                                 Foreign
                                                                     Additional                  Currency
                                 Common Stock                         Paid-In    Accumulated    Translation
                   Class A   Class C   Class D     New     Warrants   Capital      Deficit      Adjustments
Predecessor Company

Balance at
 January 1, 1992  $  63,547 $       - $       - $       - $ 636,962 $         -  $ (66,935,022) $  (156,846)

 Conversion of
  Class A common
  stock to Class
  C common stock
  6,354,724
  shares)           (63,547)   63,547
 Net loss                                                                          (16,747,090)
 Preferred stock
  accretion                                                                           (522,004)
 Preferred stock
  dividends                                                                         (2,446,187)
 Translation
  adjustments                                                                       (2,895,418)
                  _________ _________ _________ _________ _________ ___________  _____________ ___________

Balance at
 December 31, 1992        -    63,547         -         -   636,962           -    (86,650,303) (3,052,264)

 Exercise of
  warrants
  (2,903,832
  shares)                      29,039                      (440,961)    440,961
 Expiration of
  warrants                                                 (195,030)    195,030
 Conversion of
  Class C common
  stock to Class
  D common stock
  (88,154 shares)                (882)      882
Exercise of
  options
  (6,025 shares)                   60                                       693
 Net loss                                                                          (51,989,651)
 Preferred stock
  accretion                                                            (423,169)      (266,312)
 Preferred stock
  dividends                                                            (213,515)       (88,085)
 Translation
  adjustments                                                                                   (1,156,894)
                  _________ _________ _________ _________ _________ ___________  _____________ ___________

Balance at
 December 31,
 1993             $       -    91,764 $     882 $       - $     971           -   (138,994,351) (4,209,158)

 Exercise of
  warrants (6,392
  shares)                          64                          (971)        971
 Conversion of
  Class C common
  stock to Class
  D common stock
  (20,926 shares)                (209)      209
 Net earnings                                                                      119,647,111
 Preferred stock
  accretion                                                                           (105,548)
 Preferred stock
  dividends                                                                           (129,257)

Reorganization
 item -
  preferred stock                                                                  (40,554,805)
 Translation
  adjustments                                                                                      991,181
 Cancellation of
  former equity
  and elimination
  of accumulated
  deficit and
  cumulative
  foreign currency
  translation
  adjustments                 (91,619)   (1,091)                           (971)    60,136,850   3,217,977
 Issuance of new
  common stock
  (10,170,417
  shares)                                       $ 101,704            53,898,296
                  _________ _________ _________ _________ _________ ___________  _____________ ___________

Balance at
 December 13,
 1994             $       - $       - $       - $ 101,704 $       - $53,898,296  $           - $         -

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS) (CONTINUED)

                        Periods Ended December 31, 1994 and December 13, 1994 and
                                  Years Ended December 31, 1993 and 1992

                                                                                    Cumulative
                                                                                    Foreign
                                                      Additional                    Currency
                                         Common        Paid-In       Accumulated    Translation
         Reorganized Company             Stock         Capital         Deficit      Adjustments

         Balance at December 14, 1994   $ 101,704     $53,898,296    $        -     $       -
          Net loss - December 14
           to December 31, 1994                                        (552,390)
          Translation adjustments -
           December 14 to
           December 31, 1994                                                           169,477
                                        _________     ___________    __________      _________

         Balance at December 31, 1994   $ 101,704     $53,898,296    $ (552,390)     $ 169,477

                                    See notes to consolidated financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Periods Ended December 31, 1994 and December 13, 1994 and
                  Years Ended December 31, 1993 and 1992

Note A -  Reorganization:

       On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Bucyrus-Erie Company ("Bucyrus"), commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). No subsidiaries of Holdings or Bucyrus were included in the filing.

       On December 1, 1994 (the "Confirmation Date"), the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization of Holdings and Bucyrus as modified on December 1, 1994 (the "Amended Plan"). The effective date of the Amended Plan was December 14, 1994 (the "Effective Date"). During the period from the Petition Date through December 13, 1994, the business and affairs of Holdings and Bucyrus were conducted as debtors-in-possession by their respective officers and directors, subject to the supervision and orders of the Bankruptcy Court.

       On the Effective Date, Holdings merged with and into Bucyrus (the survivor of such merger is referred to as the "Reorganized Company") pursuant to the Amended Plan and the Agreement and Plan of Merger dated as of December 14, 1994 between Holdings and Bucyrus (the "Merger Agreement"). Pursuant to the Amended Plan and the Merger Agreement, the Reorganized Company issued 10,170,417 shares of its common stock, par value $.01 per share (the "New Common Stock"). The Reorganized Company issued 10,000,004 shares of New Common Stock to holders of Holdings' and Bucyrus' unsecured debt securities and Holdings' equity securities in exchange for such securities as described below:

       For each $1,000
       principal amount of:           The holder received:

       10% Senior Notes (interest
         rate reset to 16% as of
         January 1, 1993) due
         1996 of Bucyrus . . . . . .  67.1374 shares of New Common Stock
       Resettable Senior Notes
         due 1996 of Bucyrus . . . .  67.62005 shares of New Common Stock
       9% Sinking Fund Debentures
         due 1999 of Bucyrus . . . .  63.0427 shares of New Common Stock
       Series A 12-1/2% Senior
         Debentures due 2002
         of Holdings . . . . . . . .  17.4228 shares of New Common Stock

       For each 100 shares of:

       Series A 12-1/2% Cumulative
         Exchangeable Preferred
         Stock, par value $.01 per
         share, of Holdings. . . . .  6.6477 shares of New Common Stock
       Series B Convertible
         Preferred Stock, par
         value $.01 per share,
         of Holdings . . . . . . . .  0.5153 shares of New Common Stock
       Class C Common Stock, par
         value $.01 per share,
         of Holdings . . . . . . . .  0.5153 shares of New Common Stock
       Class D Common Stock, par
         value $.01 per share,
         of Holdings . . . . . . . .  0.5153 shares of New Common Stock

       The Reorganized Company issued 170,413 shares of New Common Stock and paid $350,000 in cash to Bell Helicopter Textron, Inc. ("Bell Helicopter") in settlement of Bell Helicopter's claims against Bucyrus and an inactive subsidiary of Bucyrus asserted in a civil action.

       Also on the Effective Date pursuant to the Amended Plan, the Reorganized Company issued an aggregate principal amount of $52,072,000 of Secured Notes due December 14, 1999 (the "Secured Notes") in exchange for the outstanding Series A 10.65% Senior Secured Notes due July 1, 1995 of Bucyrus, the outstanding Series B 16.5% Senior Secured Notes due January 1, 1996 of Bucyrus, the obligations of Bucyrus under its sale and leaseback financing arrangement and accrued interest, the sum of said items being $54,571,403. The Reorganized Company also entered into a new credit agreement with Bank One, Milwaukee, National Association ("Bank One"). See Note G for further discussion of the new debt and credit agreements of the Reorganized Company.

       Upon consummation of the Amended Plan, an extraordinary gain on debt discharge of $142,480,271 was recognized, which consists of the following:

       Carrying value of unsecured debt securities
        of Holdings and Bucyrus                   $158,349,756
       Accrued interest on unsecured debt
        securities of Holdings and Bucyrus          31,662,581
       Concession on Series A and B Senior Secured
        Notes and obligation under sale and leaseback
        financing arrangement                        2,499,403
       Settlement of Bell Helicopter claim           3,000,000
       Write-off previously recorded capitalized
        financing costs                               (309,053)
                                                  ____________

                                                   195,202,687
       Estimated fair value of New Common Stock
        issued for unsecured debt securities
        and Bell Helicopter claim                   52,722,416
                                                  ____________

       Total Extraordinary Gain                   $142,480,271


       For financial statement purposes, there was no income tax expense recognized.

       Reorganization items included in the Consolidated Statements of Operations consist of the following:

                                January 1 to         Year Ended
                              December 13, 1994   December 31, 1993
       Legal and professional
        fees - pre and
        post-petition            $  8,023,309        $  4,387,266
       Net adjustment of debt
        to amount of allowed
        claim in the
        Prepackaged Plan              566,878                   -
       Interest income               (365,317)                  -
       Write-off previously
        recorded capitalized
        financing costs             1,112,927                   -
                                 ____________        ____________

       Total                     $  9,337,797        $  4,387,266

       Write-up of redeemable
        preferred stock issued
        at a discount to amount
        of allowed claim in the
        Prepackaged Plan         $ 40,554,805        $          -


Note B - Financial Reporting Relating to Reorganization Proceedings:

       Holdings and Bucyrus have accounted for the reorganization by using the principles of fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under the principles of fresh start reporting, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate.

       The total reorganization value assigned to the assets was calculated by using market capitalization and net present value discounted cash flow valuation methodologies. In the market capitalization approach, ranges of reorganization value were developed by multiplying representative levels of the Reorganized Company's revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") by the risk adjusted trading multiples of the guideline companies, taking into account perceived differences such as operating margins, historical revenue growth and cyclicality, profitability, industry capital structure, geographic location and market position between the guideline companies and the Reorganized Company. In the net present value discounted cash flow approach, the unleveraged, after-tax cash flows of the Reorganized Company and estimated terminal value were calculated using projections for the period from 1995 to 1998. The terminal value was determined based on a weighting of multiples of the Reorganized Company's projected 1998 revenues and EBITDA, plus growth to each at 4.5 percent; additionally, consideration was also given to a model which capitalizes terminal year debt-free net cash flow. The resulting amounts were discounted to present value at rates selected to approximate the Reorganized Company's adjusted weighted average cost of capital. The market capitalization and net present discounted cash flow approaches were then compared, and the value of excess cash and certain non-operating assets was added and certain nonoperating liabilities subtracted to arrive at a reorganization equity value of $54,000,000 for the Reorganized Company which resulted in a reorganization value assigned to the assets of $181,389,776.

       As a result of the implementation of fresh start reporting, the financial statements of the Reorganized Company after consummation of the Amended Plan are not comparable to the financial statements of prior periods.

       The effect of the Amended Plan and the implementation of fresh start reporting on the Consolidated Balance Sheet as of December 13, 1994 was as follow:

                                           Confirmation of Amended Plan      Reorganized
                     December 13, 1994                         Fresh           Company
                      Preconfirmation      Reorganization      Start           Balance
                       Balance Sheet        Adjustments     Adjustments         Sheet
Assets
Current Assets:
 Cash and cash
  equivalents          $ 13,731,446       $  1,990,000 (1)                   $ 15,721,446
 Receivables             30,459,539                                            30,459,539
 Inventories             71,882,724                       $ 10,427,499 (7)     82,310,223
 Prepaid expenses and
  other assets            1,802,419                             (6,714)(8)      1,795,705
                       ____________       ____________    ____________       ____________

  Total Current Assets  117,876,128          1,990,000      10,420,785        130,286,913

 Restricted funds
  on deposit              6,014,506         (2,340,000)(2)                      3,674,506
 Goodwill                16,623,174                        (16,623,174)(9)             -
 Intangible assets        6,041,899                          3,478,282 (10)     9,520,181
 Other assets               351,486           (309,053)(3)   2,371,210 (8)      2,413,643
 Property, plant and
  and equipment          42,039,880                         (6,545,347)(11)    35,494,533
                       ____________       ____________    ____________       ____________

                       $188,947,073       $   (659,053)   $ (6,898,244)      $181,389,776
                       ============       ============    ============       ============
Liabilities and
Shareholders'
Investment (Deficiency
in Assets)
Current Liabilities:
 Accounts payable and
  accrued expenses     $ 35,990,490                       $  1,853,282 (12)  $ 37,843,772
 Liabilities to customers
  on uncompleted contracts,
  warranties and other    6,032,585                                             6,032,585
 Income taxes             1,235,773                          1,432,280 (8)      2,668,053
 Current maturities of
  long-term debt          5,500,910                                             5,500,910
                       ____________                       ____________       ____________
   Total Current
   Liabilities           48,759,758                          3,285,562         52,045,320

Income taxes               213,562                             (91,231)(8)        122,331
 Liabilities to
  customers on
  uncompleted
  contracts and
  warranties              3,260,814                                             3,260,814
 Postretirement
  benefits               15,496,980                          (3,657,305)(13)   11,839,675
 Deferred expenses
  and other               7,032,934                             180,098 (12)    7,213,032
 Long-term debt             836,604         52,072,000 (4)                     52,908,604
 Liabilities subject
  to compromise:
   Exchanged for equity 193,362,337       (193,362,337)(5)                              -
   Exchanged for debt    54,571,403        (54,571,403)(5)                              -
 Preferred stock         71,154,098        (71,154,098)(6)                              -
 Common stock                92,710              8,994 (14)                       101,704
 Additional paid-in
  capital                       971        123,867,520 (15) (69,970,195)(15)   53,898,296
 Accumulated deficit   (202,617,121)       142,480,271 (16)  60,136,850 (17)            -
 Cumulative foreign
  currency translation
  adjustments            (3,217,977)                          3,217,977 (17)            -
                       ____________       ____________     ____________      ____________

                       $188,947,073       $   (659,053)   $ (6,898,244)      $181,389,776

(1)  Restricted cash that became unrestricted less $350,000 cash paid to Bell Helicopter.
(2)  Restricted cash that became unrestricted.
(3)  Write-off capitalized financing costs.
(4)  Record new Secured Notes.
(5)  Discharge or exchange of debt ($208,564,317), accrued interest ($36,019,423) and Bell Helicopter claim ($3,350,000).
(6)  Exchange of preferred stock for New Common Stock.
(7)  Adjust inventory to estimated fair value.
(8)  Adjust deferred tax assets and liabilities to estimated fair value.
(9)  Write-off of goodwill.
(10) Adjust intangible assets to the extent of available reorganization value.
(11) Adjust property, plant and equipment to the extent of available reorganization value.
(12) Adjust pension liability to excess of projected benefit obligation over plan assets.
(13) Adjust postretirement benefits liability to amount of accumulated postretirement benefit obligation.
(14) Record exchange of Holdings' common stock ($92,710) and issuance of New Common Stock ($101,704).
(15) Adjust equity to $54,000,000.
(16) Extraordinary gain on debt discharge.
(17) Eliminate balances as of Effective Date.

Note B - Financial Reporting Relating to Reorganization Proceedings:
         (Continued)

       Interest income earned from the Petition Date through December 13, 1994 on accumulated cash balances of Holdings and Bucyrus, and expenses resulting from the reorganization of Holdings and Bucyrus, were recorded as earned and incurred, respectively, and reported separately as reorganization items in the accompanying Consolidated Statements of Operations. Interest expense subsequent to the Petition Date on the unsecured debt securities of Holdings and Bucyrus, excluding debt of the foreign subsidiaries, was not accrued. In addition, liabilities and the redeemable preferred stock subject to compromise under the bankruptcy proceedings were reported at the amount of the allowed claims in the Amended Plan.

Note C - Summary of Accounting Policies:

       Basis of Presentation

       The Reorganized Company has accounted for the reorganization by using the principles of fresh start reporting as required by SOP 90-7. Accordingly, the financial statements of the Reorganized Company are not comparable to the financial statements of prior periods. The Predecessor consolidated financial statements are those of Holdings which include the accounts and operating results of its wholly-owned subsidiary, Bucyrus.

       The acquisition of Bucyrus by Holdings on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities of Holdings were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets was allocated to goodwill. The Predecessor Company consolidated financial statements included the related depreciation and amortization charges associated with the fair value adjustments since the date of the acquisition.

       Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions, profits and accounts are eliminated. The foreign subsidiaries' accounts are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". In addition to the translation adjustments reported in the Consolidated Balance Sheets, cost of products sold includes translation losses of $213,000 (including a translation gain of $2,000 for the Reorganized Company) in 1994, $695,000 in 1993 and $246,000 in 1992.

       Cash and Cash Equivalents

       All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents approximates its fair value.

       Restricted Funds on Deposit

       Restricted funds on deposit represent cash and temporary investments used to support the issuance of standby letters of credit and other obligations. The carrying amount reported in the Consolidated Balance Sheets for restricted funds on deposit approximates its fair value.

       Inventories

       Inventory was recorded at estimated fair value as of the Effective Date in accordance with the principles of fresh start reporting. At December 31, 1994 and December 31, 1993, inventories are stated at lower of cost (first-in, first-out method) or market (replacement cost or estimated net realizable value). Advances from customers are netted against inventories to the extent of related accumulated costs. Advances in excess of related costs and earnings on uncompleted contracts are classified as a liability to customers.

       Property, Plant and Equipment

       As of the Effective Date, property, plant and equipment was recorded at estimated fair value to the extent of available reorganization value and accumulated depreciation was eliminated in accordance with the principles of fresh start reporting. Additions made subsequent to the Effective Date are recorded at cost. Depreciation is provided over the estimated useful lives of respective assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Estimated useful lives used for financial statement purposes range from ten to forty years for buildings and improvements and three to twelve years for machinery and equipment.

       Income from Sales Contracts

       Income from long-term sales contracts is recorded using the percentage-of-completion method. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Included in the current portion of Liability to Customers on Uncompleted Contracts, Warranties and Other are advances in excess of related costs and earnings on uncompleted contracts of $2,050,000 at December 31, 1994 and $1,037,000 at December 31, 1993.

       Intangibles

       As of the Effective Date, intangible assets were recorded at estimated fair value to the extent of available reorganization value and accumulated amortization was eliminated in accordance with the principles of fresh start reporting. Intangible assets consist of engineering drawings and bill-of-material listings which are being amortized on a straight-line basis over 20 years (30 years for the Predecessor Company). At December 31, 1994 and 1993, accumulated amortization for intangible assets was $23,000 and $11,220,000, respectively. Predecessor Company goodwill was written off as of the Effective Date in accordance with the principles of fresh start reporting. Predecessor Company goodwill was amortized on a straight-line basis over 30 years.

       Warranty

       Estimated product warranty costs are accrued using the percentage of completion method for long-term sales contracts and at the time the products are shipped for all other shipments.

       Reclassifications

       Certain reclassifications have been made to the 1993 financial statements to present them on a basis consistent with those for the periods ended December 13, 1994 and December 31, 1994.

Note D - Receivables:

       Receivables at December 31, 1994 and 1993 include $3,490,000 and $4,817,000, respectively, of recoverable costs and related earnings from long-term contracts which were not billed or billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts. All of these amounts will become billable in the following fiscal year.

       Current receivables are reduced by an allowance for losses of $691,000 at December 31, 1994 and $803,000 at December 31, 1993.

Note E - Inventories:

       Inventories are summarized as follows:

                                       1994           1993

       Raw materials and parts     $ 13,528,834   $ 10,324,233
       Inventoried costs relating to
         uncompleted contracts        6,525,606      1,361,864
       Customers' advances offset
         against costs incurred on
         uncompleted contracts       (2,619,351)      (531,372)
       Work in process               13,069,191     14,653,235
       Finished products (primarily
         replacement parts)          51,888,841     37,863,277
                                   ____________   ____________

                                   $ 82,393,121   $ 63,671,237


       As of December 31, 1994, the remaining estimated fair value adjustment included in inventory was $10,065,253.

Note F - Accounts Payable and Accrued Expenses:

       Accounts payable and accrued expenses are comprised of the following:

                                       1994           1993

       Trade accounts payable      $ 12,718,751   $  9,348,688
       Wages and salaries             3,206,514      3,900,486
       Accrued interest (1)             201,506     29,641,684
       Reorganization items           3,378,593        787,008
       Excess refund from
        Internal Revenue Service      2,700,000      2,700,000
       Miscellaneous accrued
        expenses                      9,498,194      7,287,776
                                   ____________   ____________

                                   $ 31,703,558   $ 53,665,642


       (1) The balance at December 31, 1993 includes $29,528,849 of accrued but unpaid interest on notes and debentures that were subsequently exchanged for debt or equity.

Note G - Long-Term Debt and Financing Arrangements:

       Long-term debt is comprised of the following;

                                       1994           1993
       Secured Notes due
         December 14, 1999
         (including payment in
         kind interest of $258,190 $ 52,330,190   $          -
       10% Senior Notes of Bucyrus
         (interest rate reset to
         16% as of January 1, 1993),
         net of unamortized premium
         of $73,142 based on
         imputed interest rate
         of 15.9%                             -     74,701,142
       Resettable Senior Notes of
         Bucyrus (interest rate
         reset to 15% from 12-1/2%
         as of January 1, 1993)               -     60,000,000
       Series A 12-1/2% Senior
         Debentures of Holdings,
         net of unamortized discount
         of $13,958,102 based on
         imputed interest rate
         of 22.7%                             -     22,843,780
       9% Sinking Fund Debentures
         of Bucyrus, net of
         unamortized discount of
         $37,223 based on imputed
         interest rate of 12.8%               -        766,777
       Lease Obligation of Bucyrus
         under sale and leaseback
         financing arrangement
         (including deferred rent
         (interest) of $7,927,875)            -     26,177,875
       Series A 10.65% Senior
         Secured Notes of Bucyrus,
         issued on July 24, 1992              -     11,500,000
       Series B 16.5% Senior
         Secured Notes of Bucyrus,
         issued on July 24, 1992              -      5,250,000
       Facility Loan Account of
         Bucyrus Europe Holdings
         Limited (530,000 pounds
         sterling at December 31,
         1994 and 1,030,000 pounds
         sterling at December 31,
         1993) at floating
         interest rate                  829,450      1,523,885
       Bridge Loan Account of Bucyrus
         Europe Limited (500,000
         pounds sterling at
         December 31, 1994 and
         1993) at floating interest
         rate (8.375% at December 31,
         1994 and 7.625% at December 31,
         1993), due 1996                782,500        739,750
       Project financing obligations
         of Bucyrus, interest rate of
         6.75%, due in various amounts
         through 1995                 6,237,031      3,659,879
       Other                            113,582        539,160
                                   ____________   ____________

                                     60,292,753    207,702,248
       Less:
         Current maturities of
           long-term debt            (7,123,272)    (4,954,196)
         Amounts classified as
           a current liability                -   (201,979,324)
                                   ____________   ____________
       Amounts classified as
         long-term debt            $ 53,169,481   $    768,728

       On the Effective Date pursuant to the Amended Plan, the Reorganized Company issued its New Common Stock to holders of Holdings' and Bucyrus' unsecured debt securities as discussed in Note A. Also on the Effective Date pursuant to the Amended Plan, the Reorganized Company issued its Secured Notes to South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., and South Street Corporate Recovery Fund I (International), L.P. in exchange for Bucyrus' outstanding Series A 10.65% Senior Secured Notes due July 1, 1995 and Series B 16.5% Senior Secured Notes due January 1, 1996 (the "South Street Notes") and Bucyrus' obligations under a sale and leaseback financing arrangement. Interest on the Secured Notes accrues at a rate of 10.5% per annum until December 14, 1995. Thereafter, interest accrues at a rate of 10.5% per annum, if paid in cash, or 13.0% per annum, if paid in kind. The Credit Agreement (as defined below) requires accrued interest on the Secured Notes, which aggregated $258,190 through December 31, 1994, to be paid in kind prior to January 1, 1996, and thereafter restricts the cash payment of principal and interest on the Secured Notes unless certain ratios and conditions are met. Otherwise, interest on the Secured Notes is payable in kind at the discretion of the Reorganized Company during the term of the Secured Notes. The Secured Notes are secured by a security interest on substantially all of the Reorganized Company's property (other than real estate) in favor of Harris Trust and Savings Bank, as Collateral Agent (the "Collateral Agent"), which is subordinated to the security interest in favor of Bank One securing up to $16,000,000 in indebtedness and other amounts owing under the Credit Agreement (as defined below). The Reorganized Company has also granted a security interest in favor of the Collateral Agent in the shares of the Reorganized Company's U.S. subsidiaries and 65% of the shares of certain non-U.S. subsidiaries (collectively, the "Pledged Shares").

       Pursuant to the Amended Plan, the Reorganized Company entered into a Credit Agreement dated as of December 14, 1994, with Bank One (the "Credit Agreement"). The Credit Agreement contains a credit facility for working capital and general corporate purposes (the "Loan Facility") and a letter of credit facility (the "L/C Facility"). Under the Loan Facility, the Reorganized Company may borrow up to $5,000,000 through December 31, 1995, and from January 1, 1996 through December 31, 1996, the Reorganized Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on December 31, 1996 and interest is payable at the Reorganized Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit for the benefit of the Reorganized Company through December 31, 1996 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Reorganized Company under the Loan Facility, provided that no letter of credit may expire after December 31, 1997. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Reorganized Company's property (other than real estate), including the Pledged Shares, which, to the extent described above, is senior to the security interest created in favor of the Collateral Agent. As of December 31, 1994, the Reorganized Company did not have any borrowings outstanding under the Loan Facility and $6,373,000 of the L/C Facility was being used.

       The Credit Agreement prohibits the Reorganized Company from making any dividends or other distributions upon the New Common Stock, other than dividends payable solely in New Common Stock or other equity securities of the Reorganized Company. The Indenture relating to the Secured Notes prohibits the Reorganized Company from declaring or paying any dividend or making any distribution in respect of the New Common Stock (other than dividends or distributions payable solely in shares of its New Common Stock or in options, warrants or other rights to acquire New Common Stock), if at the time thereof an Event of Default (as defined in such Indenture) or an event that with the lapse of time or the giving of notice, or both, would constitute an Event of Default (as defined in such Indenture) shall have occurred and be continuing.

       The agreements relating to the Secured Notes and the Credit Agreement permit project financing which enables the Reorganized Company to borrow money to pay costs associated with the manufacture of mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. As of December 31, 1994, the Reorganized Company had $6,237,000 of outstanding project financing borrowings.

       In the second quarter of 1993, Bucyrus entered into a project financing loan agreement with Mitsubishi International Corporation for the manufacture of eight electric mining shovels. Borrowings by Bucyrus under this agreement are used to finance a portion of the production costs that Bucyrus will incur in the production of these electric mining shovels and the borrowings are collateralized by the electric mining shovels during the course of production. A portion of the borrowings will be satisfied as each electric mining shovel is completed and delivered. Interest accrues at an interest rate of 6.75% per annum and will be offset by an increase in the selling price of each electric mining shovel to be paid by the purchaser thereof.

       On July 24, 1992, Bucyrus sold, in a sale and leaseback financing arrangement, its principal manufacturing equipment (collectively, the "Equipment") for an aggregate consideration of $18,250,000. Bucyrus leased the Equipment back at a semi-annual rental which, for accounting purposes, was classified as interest. The imputed effective interest rates for 1994, 1993 and 1992 were 27.1%, 26.4% and 27.4%, respectively. Pursuant to the Amended Plan, the Secured Notes were issued in exchange for Bucyrus' obligations under the sale and leaseback financing arrangement and the South Street Notes.

       Repayment of the Facility Loan Account is due by December 31, 1995. The interest rate is LIBOR (London Inter-Bank Market Rate for British pounds sterling denominated deposits) plus a variable margin. The interest rate was 8.8125% at December 31, 1994 and 7.875% at December 31, 1993.

       On February 22, 1993, Holdings and Bucyrus announced their intention to pursue a reorganization of their capital structures. Subsequent to that date, Holdings and Bucyrus did not pay the interest due on various debt securities. At December 31, 1993, substantially all of the debt securities issued by Holdings and Bucyrus were in default causing them to be subject to acceleration by the requisite holders thereof at any time. Accordingly, the amounts due under these securities were classified as a current liability in the December 31, 1993 Consolidated Balance Sheet.

       Maturities of long-term debt are the following for each of the next five years:

                    1995           $  7,123,272
                    1996                839,291
                    1997                      -
                    1998                      -
                    1999             52,330,190

       As required under various agreements, Equipment Assurance Limited, an off-shore insurance subsidiary of the Reorganized Company, has pledged $3,655,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and bank debt at December 31, 1994. Bucyrus Chile Ltda. has pledged $18,898 of its cash for a bank guarantee at December 31, 1994. These collateral amounts are classified as Restricted Funds on Deposit in the Consolidated Balance Sheet.

       Disclosure of the estimated fair value of certain financial instruments is required in accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). The estimated fair value of long-term debt as of December 31, 1994 approximates recorded amounts due to the recent adoption of fresh start reporting. Management determined that it was not practicable or meaningful to present fair value information regarding financial instruments as of December 31, 1993 due to uncertainties surrounding the bankruptcy proceedings.

Note H - Common Stock, Warrants and Preferred Stock

       Pursuant to the Amended Plan, all equity securities of Holdings and Bucyrus were cancelled and the certificate of incorporation and bylaws of Bucyrus were amended and restated in connection with the merger of Holdings with and into Bucyrus. The Reorganized Company is authorized to issue 20,000,000 shares of New Common Stock. Holders of New Common Stock are entitled to receive dividends as declared by the Board of Directors of the Reorganized Company. The Credit Agreement contains certain restrictions regarding the payment of dividends or other distributions upon the New Common Stock. These restrictions are discussed in Note G - Long-Term Debt and Financing Arrangements. In the event of a liquidation, dissolution or winding up of the Reorganized Company, the holders of New Common Stock are entitled to share ratably in all of the assets of the Reorganized Company available for distribution to its stockholders. Holders of New Common Stock are entitled to one vote per share on each matter submitted to a vote at any meeting of stockholders, including elections of directors, and, except as required by law, the holders of New Common Stock exclusively possess all voting power.

       Pursuant to the Amended Plan, all holders of Holdings' and Bucyrus' unsecured debt securities and Holdings' equity securities who have accepted the Amended Plan by ballot or master ballot and all holders of Holdings' and Bucyrus' unsecured debt securities and Holdings' equity securities who are entitled to receive shares of New Common Stock pursuant to the Amended Plan are deemed as of the Effective Date to have irrevocably agreed without any further action:

       (i) to cause the shares of the New Common Stock received pursuant to the Amended Plan and all other shares of the New Common Stock beneficially owned by any such holder following the Effective Date to be voted for the election of each of the Original Directors as directors of the Reorganized Company at the 1996 Annual Meeting for a one-year term ending on the date of the 1997 Annual Meeting and until their successors have been duly elected and qualified; and

       (ii) that any sale, transfer or other disposition, whether voluntary or involuntary, by operation of law or otherwise of any shares of the New Common Stock at any time prior to the 1996 Annual Meeting (a "Transfer"; and any person to whom any shares of the New Common Stock are Transferred is referred to as a "Transferee") shall be made subject to the irrevocable agreement to vote such shares of the New Common Stock for the election of each of the Original Directors at the 1996 Annual Meeting.

       The irrevocable voting agreement described in (i) above is binding upon all Transferees.

       Warrants previously issued by Holdings were exercisable from January 22, 1993 through March 24, 1993 (the "Warrant Exercise Period"), for the purchase of one share of Holdings' Class C Common Stock, par value $.01 per share. The exercise price of the warrants was $.01 per share. During the Warrant Exercise Period, 2,903,832 warrants were exercised for an equal number of shares of Holdings' Class C Common Stock. In addition to these shares, warrants were exercised for 6,392 shares of Holdings' Class C Common Stock but such stock was not issued because the respective former warrant holders resided in states where registration or exemption permitting the sale of such stock under state securities laws was still pending. In 1994, in connection with the Amended Plan, these 6,392 shares of Class C Common Stock were issued and pursuant to the Amended Plan were exchanged for shares of New Common Stock.

       Holdings' stockholders previously adopted the B-E Holdings, Inc. 1988 Stock Option Plan, an employee stock option plan for the issuance of either qualified incentive stock options or nonqualified stock options, or any combination thereof, for up to 2,500,000 shares of Holdings' Class C Common Stock at an exercise price based on the defined "fair market value" of the shares. Pursuant to the Amended Plan, all outstanding stock options granted by Holdings under the B-E Holdings, Inc. 1988 Stock Option Plan that were not exercised on or prior to the Effective Date were cancelled.

       The following summary shows activity and outstanding balances from time to time of options exercisable for shares of stock of Holdings:

                                          Options
                            Reserved    Outstanding  Available
Balances, January 1, 1992
($1.375 - $2.3375)          2,500,000    2,014,690     485,310

Granted January 10, 1992
($0.375 - $0.4125)                         476,110    (476,110)

Granted March 10, 1992 ($0.75)                           6,000                 (6,000)

Surrendered for cancellation,
options granted on June 22,
1989 at $2.125 - $2.3375 per
share, for an equal number
of options                                (570,000)    570,000

Granted April 30, 1992
($0.50 - $0.55)                            570,000    (570,000)

Surrendered for cancellation, options
granted on April 23, 1990 ($1.375 -
$1.5125); February 25, 1991 ($1.50 -
$1.65); January 10, 1992 ($0.375 -
$0.4125); March 10, 1992 ($0.75); and
April 30, 1992 ($0.50 - $0.55), for an
equal number of options                 (2,372,760)  2,372,760

Granted August 14,
1992 ($0.125)                            2,372,760  (2,372,760)
                           __________   __________  __________
Balances, December 31, 1992
($0.125 - $2.125)           2,500,000    2,496,800       3,200

Exercised ($0.125)             (6,025)      (6,025)

Lapsed ($0.125 - $2.125)                   (55,800)     55,800
                           __________   __________  __________
Balances, December 31, 1993
($0.125 - $2.125)           2,493,975    2,434,975      59,000

Cancellation pursuant to
Amended Plan               (2,493,975)  (2,434,975)    (59,000)
                           __________   __________  __________

Balances, December 13, 1994                      -           -                      -

       Dividends on Holdings' Series A 12-1/2% Cumulative Exchangeable Preferred Stock ("Series A Preferred Stock") were payable in additional shares of preferred stock, provided, however, that Holdings could elect to pay dividends in such additional shares for not more than an aggregate of 12 semi-annual payments. Such payments were made beginning on September 15, 1988 and semi-annually thereafter through September 15, 1992. Subsequent to that date, Holdings did not declare or pay any dividends which resulted in an event of default under the Restated Certificate of Incorporation of Holdings. Holdings did, however, increase the carrying amount of the Series A Preferred Stock in the accompanying Consolidated Balance Sheets by amounts representing the estimated fair value of the dividends that were not declared or paid through the Petition Date, but which were payable under mandatory redemption features.

       All Series A Preferred Stock was recorded at fair value. The difference between the initial fair value of this stock and the aggregate redemption value was accreted by a charge to retained earnings (accumulated deficit) and a corresponding credit to the carrying value of the Series A Preferred Stock during the period from issuance to February 4, 2003 using the interest method.

       As of the Petition Date, the carrying amount of the Series A Preferred Stock was increased to the amount of the allowed claim in the Prepackaged Plan resulting in a $40,554,805 reduction of net earnings attributable to common shareholders.

Note I - Income Taxes

       Holdings adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), effective January 1, 1993. This statement superseded Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("SFAS 96"), which was previously adopted by Holdings. The cumulative effect of adopting SFAS 109 on Holdings' financial statements was a tax benefit of $446,724 ($.05 per share) which has been included in the Consolidated Statement of Operations for the year ended December 31, 1993.

       SFAS 109 requires an asset and liability method which generally requires the recognition of deferred tax assets and liabilities based on the future tax consequences of events that have previously been recognized in a company's financial statements or tax returns. In addition, a valuation allowance is to be recognized if it is more likely than not that some or all of the deferred tax asset will not be realized.

       The provision for income tax expense (benefit) consists of the following:

                    Reorganized
                      Company            Predecessor Company
                    December 14 -            January 1 -
                    December 31,  December 13, Years Ended December 31,
                        1994          1994      1993        1992
                                  (Dollars in Thousands)
Federal income taxes:
  Current           $       -     $       -   $     -     $     -
  Deferred                  -             -         -         (97)
                      _______     _________   _______     _______
                            -             -         -         (97)
Foreign income taxes:
  Current                  90           956       778       2,925
  Deferred                  -           259        (8)        (27)
                      _______     _________   _______     _______
  Total                    90         1,215       770       2,898

Other (state and
 local taxes):
  Current                  35           180       147         139
  Adjustment of prior
   years' accruals for
   income taxes at
   inactive subsidiary      -             -         -      (2,000)
                      _______     _________   _______     _______
  Total                    35           180       147      (1,861)
                      _______     _________   _______     _______
Total income tax
 expense              $   125     $   1,395   $   917     $   940

       The provision for deferred income taxes in 1992 resulted from the application of the alternative minimum tax system under SFAS 96 and certain foreign items.

       Loss before income taxes, extraordinary gain and cumulative effects of changes in accounting principles consists of the following:

                    Reorganized
                      Company            Predecessor Company
                    December 14 -            January 1 -
                    December 31,  December 13, Years Ended December 31,
                        1994          1994      1993        1992
                                  (Dollars in Thousands)
United States       $    (199)    $ (23,972)  $ (41,624)  $ (22,097)
Foreign                  (228)        2,534       1,848       6,290
                    _________     _________   _________   _________

Total               $    (427)    $ (21,438)  $ (39,776)  $ (15,807)

       Total income taxes differ from amounts expected by applying the Federal statutory income tax rate to loss before income taxes, extraordinary gain and cumulative effects of changes in accounting principles for the following reasons:

                             Reorganized
                               Company                          Predecessor Company
                             December 14 -     January 1 -
                             December 31,      December 13,             Years Ended December 31,
                                1994              1994               1993                 1992
                            Tax                Tax                Tax                 Tax
                          Expense            Expense            Expense             Expense
                         (Benefit)  Percent (Benefit)  Percent (Benefit)  Percent  (Benefit)  Percent
(Dollars in Thousands)
Tax benefit at
  Federal statutory
  rate                   $   (150)  (35.0)% $ (7,503)  (35.0)% $(13,922)  (35.0)% $ (5,374)  (34.0)%
Loss for which no
  U.S. tax benefit
  was recorded                 92    21.5      5,310    24.8     12,600    31.7      7,440    47.1
Impact of foreign
  subsidiary income,
  tax rates and tax
  credits                     179    41.9        187      .9        142      .4        536     3.4
Nondeductible
  reorganization
  expenses                      -       -      3,268    15.2      1,535     3.8          -       -
Bell Helicopter
  settlement                    -       -       (439)   (2.0)         -       -          -       -
Adjustment of prior
  years' accruals for
  income taxes at
  inactive subsidiary           -       -          -       -          -       -     (2,000)  (12.7)
Other items                     4      .9        572     2.6        562     1.4        338     2.1
                         ________   ______  ________   ______  ________   ______  ________   ______
Total income
 tax expense             $    125    29.3%  $  1,395     6.5%  $    917     2.3%  $    940     5.9%

       In 1992, Holdings reversed a portion of prior years' accruals for income taxes at an inactive subsidiary which was determined to be no longer necessary as a result of favorable settlements of state tax disputes during the year.

       Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                           December 31,
                                      1994           1993
                                      (Dollars in Thousands)
       Deferred tax assets:
        Postretirement benefits    $    4,881     $    6,340
        Inventory valuation
         provisions                     1,811          5,149
        Accrued and other
         liabilities                    7,300          6,968
        Tax loss carryforward          20,849         43,112
        Tax credit carryforward           479            877
        Other items                       616            609
                                   __________     __________

        Total deferred tax assets      35,936         63,055
                                   __________     __________
       Deferred tax liabilities -
        Excess of book basis over
         tax basis of property,
         plant and equipment and
         intangible assets            (10,003)       (13,421)

       Valuation allowance            (25,326)       (49,792)
                                   __________     __________
       Net deferred tax asset
        (liability) recognized
        in the Consolidated
        Balance Sheet              $      607     $     (158)


       Due to the recent history of net operating losses, a valuation allowance is used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. For the period January 1, 1994 through December 13, 1994, the valuation allowance was decreased by $24,719,000, due primarily to the decrease of the tax loss carryforward explained below. For the period December 14, 1994 through December 31, 1994 and the year ended December 31, 1993, the valuation allowance was increased by $253,000 and $13,971,000, respectively, to offset an increase in net deferred tax assets for which no tax benefit was recognized.

       The consummation of the Amended Plan on December 14, 1994 resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. As a result, the amount of the federal net operating loss carryforward ("NOL") available to the Reorganized Company as of December 31, 1994 will be limited to $53,460,000 (expiring in years 2003 through 2009), the annual use of which will be limited to $3,564,000 plus any unused limitation amount from prior years.

       Additionally, the Reorganized Company has available for federal income tax purposes approximately $479,000 of alternative minimum tax credit carryforward which carries forward indefinitely, but, because of the above discussed annual limitations, will not be usable until the year 2010.

       The Reorganized Company also has a significant amount of state NOL's (which expire in the years 1997 through 2009) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Reorganized Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $53,000,000.

       Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Reorganized Company, amounted to approximately $11,000,000 at December 31, 1994. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, additional tax at the U.S. income tax rate, in addition to foreign withholding taxes, could be incurred.

Note J - Pension and Retirement Plans:

       The Reorganized Company has several pension and retirement plans covering substantially all employees. The plan covering domestic salaried and certain non-union hourly employees provides pension benefits that are based on the employee's highest rate of compensation during five consecutive years out of the last ten consecutive years of employment. The funding policy for that plan is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Plans covering hourly and certain union members generally provide benefits of stated amounts for each year of service. Contributions to these plans are funded based on normal cost plus amortization of unfunded past service cost over 30 to 40 years. In addition, the Reorganized Company has certain unfunded supplemental retirement plans for which benefits are payable out of the general funds of the Reorganized Company.

       The following tables set forth the domestic plans' funded status, as estimated by consulting actuaries, and amounts recognized in the consolidated financial statements as of December 31, 1994 and 1993:

                                    Status of all Plans
                            1994                                  1993
                   Assets     Accumulated   Assets     Accumulated
                   Exceed      Benefits     Exceed      Benefits
                 Accumulated    Exceed    Accumulated    Exceed
                  Benefits      Assets     Benefits      Assets
                                (Dollars in Thousands)
Actuarial present
 value of benefit
 obligations -

 Accumulated benefit
  obligation, including
  vested benefits of
  $45,622 and $455,
  respectively, for
  1994 and $48,045
  and $722,
  respectively,
  for 1993       $ (48,785)   $    (455)  $ (52,789)   $    (722)


 Projected benefit
  obligation for
  services rendered
  to date        $ (53,802)   $    (973)  $ (59,974)   $  (1,387)
Plan assets at
 fair value,
 primarily listed
 stocks and
 corporate and U.S.
 government bonds   52,581           -       55,567            -
                 _________    _________   _________    _________
Projected benefit
 obligation
 (in excess of)
 plan assets        (1,221)        (973)     (4,407)      (1,387)
Unrecognized net
 loss from past
 experience
 different from
 that assumed            -            -       2,946          645
Unrecognized prior
 service cost            -            -       1,487            -
                 _________    _________   _________    _________
Pension asset
 (liability)
 recognized in
 the Consolidated
 Balance Sheets  $  (1,221)   $    (973)  $      26    $    (742)


       In accordance with the requirements of fresh start reporting, the pension liability recognized in the Consolidated Balance Sheet was adjusted as of the Effective Date to equal the net excess of the projected benefit obligation over the plans' assets.

       The weighted average discount rate, rate of increase in future compensation levels, and expected long-term rate of return on assets used to develop the projected benefit obligation at December 31, 1994 were 8.5%, 5% and 9%, respectively. The corresponding rates used at December 31, 1993 were 7%, 5% and 9%, respectively. The increase in the discount rate resulted in an $8,300,000 decrease in the projected benefit obligation.

       The foreign subsidiaries do not have a material pension liability at December 31, 1994 or December 31, 1993.

       Net domestic periodic pension cost includes the following components:

                    Reorganized
                      Company            Predecessor Company
                    December 14 -  January 1 -
                    December 31,   December 13, Years Ended December 31,
                        1994          1994       1993        1992
                                   (Dollars in Thousands)
Service costs -
 benefits earned
 during the period    $     79     $  1,591  $  1,313    $  1,289
Interest cost on
 projected benefit
 obligation                186        3,714     4,203       4,137
Actual return on
 plan assets               (27)        (533)   (4,723)     (3,563)
Net amortization
 and deferral             (194)      (4,231)     (250)     (1,714)
                      ________     ________  ________    ________
Net periodic
 pension cost         $     44     $    541  $    543    $    149


       The Reorganized Company has 401(k) Savings Plans available to substantially all U.S. employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made in 1994 were $655,000 (including $33,000 for the Reorganized Company) compared with $679,000 in 1993 and $787,000 in 1992.

Note K - Postretirement Benefits Other Than Pensions:

       The Reorganized Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Reorganized Company. The majority of the costs of such benefits are funded as they are incurred.

       Effective January 1, 1993, Holdings adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the accrual of the estimated cost of postretirement benefits (such as health care benefits) during the years an employee provides services.

       Holdings elected to recognize the cumulative effect of this obligation on the immediate recognition basis. The cumulative effect as of January 1, 1993 of adopting SFAS 106 was to increase accrued postretirement health care costs by $11,744,109, which represented the accumulated postretirement benefit obligation existing at January 1, 1993 of $17,051,338 less $5,307,229 previously recorded in acquisitions, and to increase the net loss by $11,744,109 ($1.31 per share), which has been included in Holdings' Consolidated Statement of Operations for the year ended December 31, 1993. For financial statement purposes, there was no income tax benefit recognized.

       The following table sets forth the plan's status, as estimated by consulting actuaries, and amounts recognized in the consolidated financial statements as of December 31, 1994 and 1993:

                                       1994           1993
                                       (Dollars in Thousands)
       Accumulated postretirement
        benefit obligation:
         Retirees                  $    (7,336)   $    (9,034)
         Fully eligible active
          plan participants               (778)          (233)
         Other active plan
          participants                  (5,123)        (6,564)
                                    __________     __________

                                       (13,237)       (15,831)
       Unrecognized net gain                 -         (1,191)
                                   ___________     __________
       Accrued postretirement
        benefit cost recognized
        in the Consolidated
        Balance Sheet              $   (13,237)    $  (17,022)


       In accordance with the requirements of fresh start reporting, the liability for postretirement benefits other than pensions was adjusted as of the Effective Date to the accumulated postretirement benefit obligation.

       Net periodic postretirement benefit cost includes the following components:

                    Reorganized
                      Company            Predecessor Company
                    December 14 -    January 1 -     Year Ended
                    December 31,     December 13,   December 31,
                        1994             1994           1993
                                 (Dollars In Thousands)
Service cost-benefits
 earned during the
 period             $     15         $    303       $    335
Interest cost on
 accumulated post-
 retirement benefit
 obligation               51            1,003          1,294
                    ________         ________       ________
Net periodic post-
 retirement benefit
 cost               $     66         $  1,306       $  1,629


       The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and 1993 was 8.5% and 7%, respectively. The increase in the discount rate resulted in a $1,600,000 decrease in the accumulated postretirement benefit obligation. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1994 is 12% for 1995, declining 1% each year thereafter, to 5% in the year 2002 and beyond. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $704,000 and would increase the net periodic postretirement benefit cost for 1994 by approximately $110,000.

       The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at December 31, 1993 was 13% for 1994, declining 1% each year thereafter, to 5% in the year 2001 and beyond. The unrecognized net gain at December 31, 1993 resulted principally from a lower than anticipated health care cost trend rate in 1993, which was partially offset by a decrease in the discount rate from 9% used at January 1, 1993 to 7% used at December 31, 1993.

       Holdings recognized $1,011,000 in 1992 as expense for postretirement health care plans and life insurance benefits.

Note L -  Research and Development:

       Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5,622,000 (including $236,000 for the Reorganized Company) in 1994 including $2,573,000 (zero for the Reorganized Company) of research and development activities directly related to shipments. Expenditures for 1993 were $6,939,000 including $2,042,000 for research and development activities directly related to shipments. The corresponding expenditures for 1992 were $7,420,000 and $4,116,000, respectively. All engineering and product development costs are expensed as incurred with amounts charged to Cost of Products Sold, if such activities are directly related to specific customer contracts, or to Product Development Expense.

Note M -  Calculation of Net Earnings (Loss) Per Share of Common Stock:

       Net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the period
       December 14, 1994 to December 31, 1994, the period January 1, 1994 to December 13, 1994 and years ended December 31, 1993 and 1992 were 10,170,417, 9,268,627, 8,933,393 and 6,354,724, respectively.

       Net earnings (loss) attributable to common shareholders for the Predecessor Company includes redeemable preferred stock dividends declared and paid as well as dividends earned but not declared.

Note N -  Foreign Operations, Export Sales and Significant Customers:

       The Reorganized Company has subsidiaries located throughout the world. A summary of the assets and liabilities of the foreign subsidiaries included in the Consolidated Balance Sheets is as follows:

                                            December 31,
                                       1994           1993
                                   (Reorganized   (Predecessor
                                     Company)       Company)
       ASSETS

       Current assets              $ 45,760,000   $ 34,553,000
       Long-term assets               8,934,000     14,958,000
                                   ____________   ____________

       Total                       $ 54,694,000   $ 49,511,000


       LIABILITIES AND SHAREHOLDERS'
        INVESTMENT

       Current liabilities         $ 12,845,000   $ 10,071,000
       Non-current liabilities        2,376,000      2,190,000
       Shareholders' investment      39,473,000     37,250,000
                                   ____________   ____________

       Total                       $ 54,694,000   $ 49,511,000

       Included in the Consolidated Statements of Operations are net shipments and net earnings of the foreign subsidiaries, before eliminations, of $71,219,000 and $4,134,000, respectively, for 1994, $64,608,000 and $2,137,000, respectively, for 1993 and $82,633,000 and $6,122,000, respectively, for 1992.

       The Reorganized Company designs, manufactures and sells products in a single industry segment, Energy and Industrial Products. Operations are conducted in the United States and through subsidiaries located throughout the world.

       Financial information by geographical area is summarized in the following table. Each geographic area represents the origin of the financial information presented. Transfers between geographic areas represent intercompany export sales of U.S. produced goods and are accounted for based on established sales prices between the related companies. In computing operating earnings for non-U.S. subsidiaries, no allocations of interest or income taxes have been made. Eliminations for operating earnings (loss) include elimination of general corporate expenses. Identifiable assets of subsidiaries are those related to the operations of those subsidiaries. United States assets consist of all other operating assets.

                          Western
                         Hemisphere   Eastern
                 United  (Other than  Hemis-   Elimi-   Consoli-
                 States     U.S.)      phere   nations   dated
Combined periods
 ended December 13,
 1994 and
 December 31, 1994:
  Shipments to
   unaffiliated
   customers     $ 122.8   $  30.4    $  40.8           $ 194.0
  Transfers between
   geographic areas 23.0                    .3  $ (23.3)
                 _______   _______    _______  _______  _______
  Total revenues $ 145.8   $  30.4    $  41.1  $ (23.3) $ 194.0

  Operating earnings
   (loss)        $ (11.9)  $   2.7    $   3.3  $  (1.8) $  (7.7)

  Identifiable
   assets        $ 126.0   $  29.3    $  25.4  $  (2.7) $ 178.0



Year ended
 December 31, 1993:
  Shipments to
   unaffiliated
   customers     $ 133.9   $  24.0    $  40.6           $ 198.5
  Transfers between
   geographic areas 13.7                    .2  $ (13.9)
                 _______   _______    _______  _______  _______
  Total revenues $ 147.6   $  24.0    $  40.8  $ (13.9) $ 198.5

  Operating earnings
   (loss)        $  (6.5)  $   1.2    $   2.5  $  (1.9) $  (4.7)

  Identifiable
   assets        $ 137.4   $  23.8    $  25.7  $  (2.0) $ 184.9



Year ended
 December 31, 1992:
  Shipments to
   unaffiliated
   customers     $ 159.8   $  21.9    $  60.8           $ 242.5
  Transfers between
   geographic
   areas            19.3                       $ (19.3)
                 _______   _______    _______  _______  _______
  Total revenues $ 179.1   $  21.9    $  60.8  $ (19.3) $ 242.5

  Operating earnings
   (loss)        $   4.8   $   3.0    $   6.4  $  (1.9) $  12.3

  Identifiable
   assets        $ 148.8   $  26.6    $  32.0  $  (3.3) $ 204.1


       Export shipments from United States operations amounted to $83.6 million (including $4.1 million for the Reorganized Company) in 1994, $88.5 million in 1993 and $92.3 million in 1992. Included in these amounts are shipments to affiliates of $23.0 million (including $1.4 million for the Reorganized Company), $13.7 million and $19.3 million, respectively. Export shipments by geographic area for 1994, 1993 and 1992 consisted of the following: Eastern Hemisphere - $28.3 million (including $5.5 million to affiliates), $44.7 million (including $3.3 million to affiliates) and $50.2 million (including $5.4 million to affiliates), respectively; Western Hemisphere - $55.3 million (including $17.5 million to affiliates), $43.8 million (including $10.4 million to affiliates) and $42.1 million (including $13.9 million to affiliates), respectively.

       In 1994, one customer, BHP Minerals International Inc., received approximately 20% of consolidated net shipments. In 1993 and 1992, no customer received shipments of greater than 10% of consolidated net shipments. The Reorganized Company is not dependent upon any one customer.

Note O - Commitments, Contingencies and Credit Risks:

       On March 7, 1995, Jackson National Life Insurance Company ("JNL") amended a complaint (the "JNL Complaint") previously filed in a civil action in the United States District Court, Southern District of New York, to name certain current and/or former officers and directors of Bucyrus (the "Management Defendants") and others (collectively with the Management Defendants, the "Defendants"). The JNL Complaint seeks unspecified money damages and other equitable relief from the Management Defendants in connection with (i) JNL's purchase of Bucyrus' Resettable Senior Notes and (ii) certain of the Defendants' alleged orchestration of a series of financings for Bucyrus and Holdings which are alleged to have had the effect of rendering Bucyrus insolvent, incapable of competing in its markets and unable to pay its creditors, including JNL. The Management Defendants have rights to indemnification from the Reorganized Company for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Reorganized Company's Restated Bylaws. The Reorganized Company has been informed by counsel to the Management Defendants that in said counsel's opinion it is probable that the Management Defendants have meritorious defenses to all claims asserted in the JNL Complaint; however, the outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

       JNL, the holder of approximately 41.58% of the Reorganized Company's New Common Stock, has filed an Application for Allowance of Expenses with the Bankruptcy Court seeking reimbursement from the Reorganized Company of approximately $3,300,000 for professional fees and disbursements incurred by JNL from the Petition Date through the Effective Date in connection with the chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. On March 15, 1995, the Reorganized Company's Board of Directors designated a committee of independent directors (the "Special Committee") to determine steps to be taken by the Reorganized Company with respect to JNL's Section 503(b) claim. The Special Committee unanimously determined that the Reorganized Company should file an objection to JNL's Section 503(b) claim. On March 31, 1995, the Reorganized Company filed an objection to JNL's Section 503(b) claim with the Bankruptcy Court on the basis that JNL has failed to satisfy the standards prevailing under the Bankruptcy Code for an award of expenses under Section 503(b) of the Bankruptcy Code. JNL has publicly announced that, if JNL's Section 503(b) claim were allowed by the Bankruptcy Court, JNL would consider receiving shares of the Reorganized Company's New Common Stock from the Reorganized Company in lieu of requiring payment in cash. The Reorganized Company and the Special Committee have been advised by counsel to the Reorganized Company that in such counsel's opinion JNL's 503(b) claim is without merit; however, the outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

       The Reorganized Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Reorganized Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on financial position or results of operations, although no assurance to that effect can be given.

       The Reorganized Company had outstanding letters of credit and guarantees of $9,578,000 at December 31, 1994. Of this amount, $6,373,000 is related to the Credit Agreement with the remainder provided by various banks and insurance companies.

       The Reorganized Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $4,720,000 in 1994 (including $195,000 for the Reorganized Company), $4,614,000 in 1993 and $4,961,000 in 1992.
       Total commitments relating to all future periods under noncancellable agreements at December 31, 1994 was approximately $12,156,000 which includes minimum annual payments for the respective years ending December 31, as follows:

               1995                $  4,088,000
               1996                   3,571,000
               1997                   1,833,000
               1998                   1,330,000
               1999                     659,000
               After 1999               675,000


                                   $ 12,156,000

       A significant portion of consolidated net shipments are to customers whose activities are related to the coal and hard rock mining industry, including some who are located in foreign countries (see Note N). The Reorganized Company generally extends credit to these customers and, therefore, collection of receivables may be affected by the mining industry economy and the economic conditions in the countries where the customers are located. However, the Reorganized Company closely monitors extension of credit and has not experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Reorganized Company generally requires collateral or guarantees on foreign sales to smaller companies.

       The Reorganized Company invests excess cash in low risk liquid instruments. No losses have been experienced on such investments.

Note P -    Quarterly Results - Unaudited:

       Quarterly results are as follows:

                                 Quarters Ended at End of
                         March     June    September December
Net shipments:
 1994 - Reorganized
        Company        $      -  $      -  $      -  $  7,810
 1994 - Predecessor      43,355    50,608    50,648    41,563
 1993 - Predecessor      47,104    53,979    51,042    46,339
 1992 - Predecessor      62,125    59,737    63,058    57,548

Gross profit:
 1994 - Reorganized
        Company        $      -  $      -  $      -  $    924
 1994 - Predecessor       6,790     8,140     8,940     5,298
 1993 - Predecessor       7,193     8,364     8,338     7,648
 1992 - Predecessor      11,723    11,978     9,824     8,220

Loss before extraordinary
 gain and cumulative
 effects of changes in
 accounting principles:
 1994 - Reorganized
        Company        $      -  $      -  $      -  $   (552)
 1994 - Predecessor      (9,996)   (3,098)   (3,158)   (6,581)
 1993 - Predecessor     (10,776)   (9,832)  (10,241)   (9,843)
 1992 - Predecessor      (3,134)   (3,538)   (6,324)   (3,751)

Net earnings (loss)
 attributable to
 common shareholders:
 1994 - Reorganized
        Company        $      -  $      -  $      -  $   (552)
 1994 - Predecessor     (50,697)   (3,098)   (3,158)  135,899
 1993 - Predecessor     (21,949)  (10,080)  (10,483)  (10,117)
 1992 - Predecessor      (4,124)   (4,586)   (6,150)   (4,278)

Per share loss before
 extraordinary gain
 and cumulative effects
 of changes in accounting
 principles per share of
 common stock:
 1994 - Reorganized
        Company        $      -  $      -  $      -  $   (.05)
 1994 - Predecessor       (1.08)     (.33)     (.34)     (.71)
 1993 - Predecessor       (1.34)    (1.07)    (1.11)    (1.06)
 1992 - Predecessor        (.49)     (.56)    (1.00)     (.59)

Weighted average shares
 used in calculation:
 1994 - Reorganized
        Company               -         -         -    10,170
 1994 - Predecessor       9,265     9,270     9,270     9,270
 1993 - Predecessor       8,046     9,177     9,188     9,260
 1992 - Predecessor       6,355     6,355     6,355     6,355

       As a result of the implementation of fresh start reporting, the results for the Reorganized Company are not comparable to the results of prior periods.

Deloitte &
  Touche LLP   __________________________________________________________
             411 East Wisconsin Avenue        Telephone: (414) 271-3000
             Milwaukee, Wisconsin 53202-4496

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Bucyrus-Erie Company:

We have audited the accompanying consolidated balance sheets of Bucyrus-Erie Company and subsidiaries (the "Company") as of December 31, 1994 (Reorganized Company balance sheet) and 1993 (Predecessor Company balance sheet), and the related consolidated statements of operations, common shareholders' investment (deficiency in assets) and cash flows for the period from December 14, 1994 to December 31, 1994 (Reorganized Company operations) and the period from January 1, 1994 to December 13, 1994 and the years ended December 31, 1993 and 1992 (Predecessor Company operations). Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, on December 1, 1994, the Bankruptcy Court entered an order confirming an Amended Joint Plan of Reorganization which became effective on December 14, 1994. Accordingly, the accompanying consolidated financial statements and financial statement schedule have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," for the Reorganized Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as discussed in Note B to the consolidated financial statements. Under the Amended Joint Plan of Reorganization, the Company's parent, B-E Holdings, Inc., was merged into the Company as of the effective date. The consolidated financial statements and financial statement schedule for the periods prior to December 14, 1994 include the accounts and operating results of the merged entities (Predecessor Company).

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of Bucyrus-Erie Company and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the period December 14, 1994 to December 31, 1994 in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for the period January 1, 1994 to December 13, 1994 and the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note O to the consolidated financial statements, Jackson National Life Insurance Company ("JNL"), a shareholder who owns approximately 41.58% of Bucyrus-Erie Company, has filed an amended complaint in a civil action against certain of the Company's current and/or former officers and directors seeking unspecified money damages and other equitable relief in connection with JNL's purchase of certain notes of the Predecessor Company which were exchanged for common stock in the Reorganized Company. The current and/or former officers and directors have rights to indemnification from the Company and for any costs and expenses incurred by them in connection with the JNL complaint pursuant to the Amended Joint Plan of Reorganization and the Company's Restated Bylaws. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

In addition, as also discussed in Note O to the consolidated financial statements, JNL has filed a claim against the Company for reimbursement of professional fees and disbursements incurred in connection with the Company's Chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. The Company has filed an objection to the claim. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

As discussed in Notes I and K to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for income taxes and postretirement benefits to conform with Statements of Financial Accounting Standards No. 109 and 106, respectively.


/s/Deloitte & Touche LLP

April 10, 1995

                               Bucyrus-Erie Company and Subsidiaries
                    Schedule II - Valuation and Qualifying Accounts and Reserves
                     Periods Ended December 31, 1994 and December 13, 1994 and
                               Years Ended December 31, 1993 and 1992

                                                     Charges
                                      Balance At    (Credits)     (Charges)     Balance At
                                      Beginning      To Costs      Credits         End
                                      Of Period    And Expenses  To Reserves*   Of Period
Allowance for possible losses:

Predecessor Company

Year ended December 31, 1992:
  Notes and accounts receivable -
  current                            $    763,000  $    105,000  $    (53,000)  $    815,000


Year ended December 31, 1993:
  Notes and accounts receivable -
  current                            $    815,000  $      8,000  $    (20,000)  $    803,000


Period January 1 to December 13, 1994:
  Notes and accounts receivable -
  current                            $    803,000  $     40,000  $   (140,000)  $    703,000


Reorganized Company

Period December 14 to December 31, 1994:
  Notes and accounts receivable -
  current                            $    703,000  $          -  $    (12,000)  $    691,000


* Uncollected receivables written off, net of recoveries, and translation adjustments at the foreign subsidiaries.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       In connection with the consummation of the Amended Plan, the size of the board of directors as of the Effective Date was fixed at seven directors, and the persons named below were selected to serve as directors commencing as of the Effective Date (the "Original Directors"). Mr. Mork was selected by the Company's board of directors immediately prior to the Effective Date to serve as a director upon the Effective Date (the "Bucyrus Director").
Mr. Bartlett, Mr. Poole and Mr. Victor were selected prior to the Effective Date by the statutory creditors committee of unsecured creditors appointed pursuant to Section 1102 of the Bankruptcy Code to serve as directors upon the Effective Date (the "Committee Directors"). Mr. Radecki, Mr. Stark and Mr. Swanson were selected prior to the Effective Date by JNL to serve as directors upon the Effective Date (the "JNL Directors"). Each Original Director shall serve from the Effective Date until the annual meeting of stockholders of the Company to be held in 1996 (the "1996 Annual Meeting") and, pursuant to the provisions of Section 5.04(c) of the Amended Plan described below, shall serve from and after the 1996 Annual Meeting until the Company's annual meeting of stockholders to be held in 1997 (the "1997 Annual Meeting"), and until their successors have been duly elected and qualified. The first annual meeting of stockholders of the Company following the Effective Date will be held in 1996 following completion of the Company's 1995 fiscal year.

       Pursuant to Section 5.04(c) of the Amended Plan, all holders of Holdings' and the Company's unsecured debt securities and Holdings' equity securities who have accepted the Amended Plan by ballot or master ballot and all holders of Holdings' and the Company's unsecured debt securities and Holdings' equity securities who are entitled to receive shares of the Company's Common Stock pursuant to the Amended Plan are deemed as of the Effective Date to have irrevocably agreed without any further action:

       (i) to cause the shares of the Company's Common Stock received pursuant to the Amended Plan and all other shares of the Company's Common Stock beneficially owned by any such holder following the Effective Date to be voted for the election of each of the Original Directors as directors of the Company at the 1996 Annual Meeting for a one-year term ending on the date of the 1997 Annual Meeting and until their successors have been duly elected and qualified; and

       (ii) that any sale, transfer or other disposition, whether voluntary or involuntary, by operation of law or otherwise of any shares of the Company's Common Stock at any time prior to the 1996 Annual Meeting (a "Transfer"; and any person to whom any shares of the Company's Common Stock are Transferred is referred to as a "Transferee") shall be made subject to the irrevocable agreement to vote such shares of the Company's Common Stock for the election of each of the Original Directors at the 1996 Annual Meeting.

Under Section 5.04(c) of the Amended Plan, the irrevocable voting agreement described in (i) above is binding upon all Transferees. Any amendment or modification of Section 5.04 of the Amended Plan at any time prior to the 1997 Annual Meeting is prohibited. Certain provisions of the Restated Certificate of Incorporation of the Company (the "Restated Charter") and the Restated Bylaws of the Company (the "Restated Bylaws") relating to the election, number, tenure, qualifications and removal of and vacancies with respect to the Company's board of directors cannot be amended or modified at any time prior to the 1997 Annual Meeting.

       The Restated Bylaws provide that if prior to the 1997 Annual Meeting, a vacancy in the board of directors resulting from the death, resignation, retirement or removal for cause (an "Original Director Vacancy Event") of an Original Director occurs, then if such Original Director is (i) the Bucyrus Director, the board of directors shall appoint an officer of the Company who served in such capacity prior to the Effective Date or, in the absence of any such person, an officer of the Company then serving in such capacity; (ii) a JNL Director, the remaining JNL Directors (or their successors) shall appoint the successor to such JNL Director, provided, however, if an Original Director Vacancy Event occurs in respect of (x) all JNL Directors or (y) the remaining JNL Director prior to the appointment of a successor to the other JNL Director, then, if at the time the Original Director Vacancy Event described in (x) or (y) occurs, JNL owns (1) 30% or more of the then issued and outstanding shares of the Company's Common Stock, the President of JNL shall appoint successors to such JNL Directors or (2) less than 30% of the then issued and outstanding shares of the Company's Common Stock, a majority of the remaining Original Directors shall appoint successors to such JNL Directors; or (iii) a Committee Director, the remaining Committee Directors (or their successors) shall appoint the successor to such Committee Director, provided, however, if an Original Director Vacancy Event occurs in respect of (x) all Committee Directors or (y) the remaining Committee Director prior to the appointment of a successor to the other Committee Director, a majority of the remaining Original Directors shall appoint successors to such Committee Directors.

       The Restated Charter provides that except as provided in the Restated Bylaws in effect immediately after the Effective Date, the size of the board of directors cannot be increased or decreased prior to the 1997 Annual Meeting. The Restated Bylaws provide that prior to the 1997 Annual Meeting the board of directors may be increased to more than seven members if a resolution authorizing such increase is passed at a meeting of the board of directors by a resolution adopted by (i) not less than two-thirds of the number of directors fixed from time to time by the Restated Bylaws or (ii) a majority of the board of directors in connection with any transaction involving the Company that requires approval of the stockholders of the Company under the General Corporation Law of the State of Delaware and that is approved at such meeting, provided that in either case notice of the proposed change was given in a notice provided no less than 24 hours prior to the meeting of the board of directors.

       Under the Amended Plan, JNL is prohibited from taking any action, or causing any of its Affiliates (as defined in the Bankruptcy Code) to take any action, to remove any Original Director other than a JNL Director (or any successor to a JNL Director) prior to the 1997 Annual Meeting, provided that such prohibition shall not apply to any action by JNL or any of its Affiliates to remove any director of the Company (i) for any reason at any time when JNL and its Affiliates in the aggregate (x) beneficially own less than 25% of all of the outstanding shares of the Company's Common Stock or (y) do not constitute the largest beneficial owner of the Company's Common Stock or (ii) for cause.

       The directors of the Company are as follows:

       CRAIG SCOTT BARTLETT, JR., 61, Director of the Company since December 14, 1994. Since 1990 he has been a consultant on banking matters, and in conjunction with such activities was Senior Vice President and Chief Credit Officer of MTB Bank, a private banking firm from 1992 to 1994. From 1984 to 1990, he was Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee, of National Westminster Bank USA. He presently serves as a Director of MTB Bank, Darling International, Inc, Harvard Industries, Inc, NVR, Inc., Triangle Wire & Cable, Inc., and The Western Transmedia Company, Inc.

       PHILLIP W. MORK, 55, President and a Director of the Company and Bucyrus since February 4, 1988. Mr. Mork was President of the Mining Machinery Division of Bucyrus ("MMD") from 1985 to 1988 and served as General Manager of MMD from 1984 to 1985 and Director of Manufacturing for that division from 1979 to 1984. From 1965, when he joined the Company, until 1979 he held various manufacturing positions including Plant Manager at the Company's previously owned Evansville, Indiana and Pocatello, Idaho locations. From 1963 to 1965 Mr. Mork was an infantry officer in the United States Army. He graduated from the University of Wisconsin with Bachelor degrees in Mechanical Engineering and Business Administration (Marketing). Mr. Mork is currently a director of Trinity Memorial Hospital and the South Milwaukee Savings Bank.

       GEORGE A. POOLE, JR., 63, Director of the Company since December 14, 1994 and has been a private investor since July 1, 1985. Mr. Poole serves as a Director of Rock Island Foods, Inc., Spreckels Industries, Inc., and U.S. Home Corporation. He was a pilot in the United States Air Force and received his BA degree from Yale University and his JD degree from Stanford School of Law.

       JOSEPH J. RADECKI, JR., 36, Director of the Company since
December 14, 1994.  Mr. Radecki is currently Executive Vice President (1990)
of Jefferies & Company, Inc., an investment banking and advisory firm.   Prior
to joining Jefferies & Company, Mr. Radecki was a First Vice President (from 1983 - 1990) in the International Capital Markets Group at Drexel Burnham Lambert, Inc., where he specialized in financial restructurings and recapitalizations. He has served as a director of Service America Corporation and is currently on the Board of Directors of ECO-Network, an engineering and technology related non-profit corporation. Mr. Radecki graduated magna cum laude in 1980 from Georgetown University with a BA degree in Government and Economics.

       F. JOHN STARK, III, 36, Director of the Company since December 14, 1994. Mr. Stark is a Director, Senior Vice President (1990) and Counsel
(1990) and portfolio manager of the Special Investments Portfolio (1990) for PPM America, Inc. He is also a director of Carolina Steel Corporation. Prior to his employment at PPM America, Mr. Stark was employed by Washington Square
Capital and the law firm of Briggs and Morgan in Minneapolis, MN.   He
received his A.B. from Wabash College and his JD degree from Vanderbilt University School of Law.

       RUSSELL W. SWANSEN, 37, Director of the Company since December 14, 1994. Mr. Swansen is the President (1990) of PPM America. Prior to joining PPM America in 1990, Mr. Swansen was an Executive Vice President (1987) of Washington Square Capital, a financial services subsidiary of the NWNL Co. where he headed its investment advisory division and was a director of Washington Square Mortgage Company, a residential mortgage banking firm. Mr. Swansen earned his undergraduate degree at Gustavus Adolphus College and an MBA from the University of Minnesota Graduate School of Business.

       SAMUEL M. VICTOR, 39, Director of the Company since December 14,
1994. Mr. Victor is an Executive Vice President and a Principal of Chanin and Company, an investment banking and financial advisory firm which he helped form in 1990. Prior to joining Chanin and Company, Mr. Victor was a Vice President (1988-1990) in the Corporate Finance Department of Drexel Burnham
Lambert, Inc., specializing in bankruptcies and restructurings.   He is also a
director of BDK Holdings, Spectravision, Inc. and of the Los Angeles Child Guidance Center. Mr. Victor received his BA degree from Cornell University and his MBA from the UCLA Graduate School of Management.

       The board of directors has designated three standing committees - Audit Committee, Benefit Plan Committee and Compensation Committee. The members of the Audit Committee are Messrs. Poole, Radecki and Stark. The members of the Benefit Plan Committee are Messrs. Mork, Swansen, Verville (Vice President - Finance and Treasurer of the Company) and Goelzer (Vice President, Secretary and General Counsel of the Company). The members of the Compensation Committee are Messrs. Bartlett, Mork and Stark.

       Executive officers are elected for a term of one year at the regular meeting of the board of directors held after each annual meeting of the stockholders of the Company. In addition to Mr. Mork, whose biographical summary is set forth above, the Company has the following executive officers:

       DAVID M. GOELZER, 55, Vice President, Secretary and General Counsel. Mr. Goelzer was appointed Vice President of the Company in 1992 and was elected Secretary and General Counsel of the Company on February 4, 1988. He was appointed General Attorney of the Company in 1980. From 1972 through 1980 he was Commercial Attorney and Assistant Secretary of the Company.
Mr. Goelzer has been with the Company since 1972.

       CRAIG R. MACKUS, 43, Controller of the Company since February 4, 1988. Mr. Mackus was Division Controller and Assistant Corporate Controller from 1985 to February 4, 1988, Manager of Corporate Accounting from 1981 to 1982 and 1984 to 1985 and Assistant Corporate Controller of Western Gear Corporation from 1982 to 1984. Mr. Mackus joined the Company in 1974.

       ELROY F. SCHWEITZER, 58, Vice President - Engineering of the Company since February 4, 1988. Mr. Schweitzer was Chief Engineer - Walking Draglines from 1984 to February 4, 1988, Chief Engineer - Intermediate Draglines/Blast Hole Drills from 1983 to 1984, and Chief Development Engineer from 1982 to 1983. Mr. Schweitzer joined the Company in 1955.

       TIMOTHY W. SULLIVAN, 41, will become Vice President - Marketing of the Company effective upon Mr. Westerman's retirement. Presently, Mr. Sullivan is the Director of Business Development (1994). Mr. Sullivan was Director of Parts Sales and Subsidiary Operations from 1990 to 1994, and Product Manager of Electric Mining Shovels and International Sales from 1986 to 1990. Mr. Sullivan joined the Company in 1976.

       NORBERT J. VERVILLE, 58, Chief Commercial Officer, Chief Financial Officer, Vice President - Finance and Treasurer of the Company since
February 4, 1988. Mr. Verville served as Assistant Treasurer of the Company between 1986 and February 4, 1988. From 1978 to 1985 he was Managing Director of Ruston-Bucyrus, Ltd. From 1971 to 1977 he was Financial Director - Ruston Bucyrus, Ltd. Mr. Verville joined the Company in 1960. Mr. Verville is currently a director of M&I South Shore Bank in South Milwaukee, Wisconsin.

       JOHN H. WESTERMAN, 61, Vice President - Marketing of the Company since February 4, 1988. Mr. Westerman was Vice President and General Sales Manager of MMD from 1985 to February 4, 1988 and General Sales Manager of MMD from 1979 to 1985. Mr. Westerman joined the Company in 1955. Mr. Westerman has announced that he will retire effective March 31, 1995.

       Unless otherwise indicated, each Director and executive officer listed above is a citizen of the United States and the address of such person is the Company's principal executive offices. There are no family relationships among Directors and executive officers of the Company.

       Mr. William B. Winter, who had served as Chairman of the Board and Chief Executive Officer of the Company since 1988 and as a Director of the Company since 1975, resigned from these positions on December 14, 1994 and retired from the Company on December 31, 1994. The offices of the Chairman of the Board and Chief Executive Officer of the Company remain vacant.

       On February 16, 1995, the Company's Board of Directors decided to seek proposals from consulting firms to perform a comprehensive review of the Company's management structure and senior management team. An ad hoc committee consisting of Messrs. Bartlett and Stark was designated to solicit proposals from consulting firms and to make recommendations to the Board of Directors as to a consulting firm to be retained by the Company to perform such review. A request for proposals was sent by the ad hoc committee to a number of consulting firms on March 16, 1995. Each of the consulting firms was directed to provide a proposal to the Board of Directors by April 3, 1995. The Company's Board of Directors is currently in the process of reviewing the proposals received to date from consulting firms and has not yet chosen a consulting firm to perform such review.

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

       The following table sets forth information concerning the annual compensation paid for services rendered in all capacities to the Company and its subsidiaries by the Company's Chief Executive Officer and by the four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 1994. Also included is salary, bonus and option information for fiscal years 1992 and 1993. Directors did not receive any compensation for services provided to the Company as directors or as members of any of the Board's committees.

                        Summary Compensation Table
Name and                                               All Other
Principal        Fiscal                    Options    Compensation
Position         Year   Salary($) Bonus($) SARs(#)(1)  ($) (2)
______________________________________________________________________________
W. B. Winter     1994    318,000     -           -       4,620
Retired Chairman 1993    318,000     -           -       4,497
of the Board and 1992    318,000     -     137,600      14,741
Chief Executive
Officer

P. W. Mork       1994    207,108     -           -       4,620
President        1993    199,140     -           -       4,497
                 1992    191,240     -      90,265       8,374

N. J. Verville   1994    164,750     -           -       4,620
Chief Commercial 1993    155,294     -           -       4,497
Officer, Chief   1992    151,084     -      81,485       6,672
Financial Officer
Vice President -
Finance and
Treasurer

D. M. Goelzer    1994    134,652     -           -       4,040
Vice President,  1993    124,594     -           -       3,738
Secretary and    1992    109,669     -      51,525       2,961
General Counsel

E. F. Schweitzer 1994    123,937     -           -       3,718
Vice President - 1993    116,689     -           -       3,501
Engineering      1992    113,265     -      53,670       3,608

       (1) On April 30, 1992, Holdings granted incentive stock options pursuant to the B-E Holdings 1988 Stock Option Plan to W. B. Winter (30,000),
P. W. Mork (20,000), N. J. Verville (20,000), E. F. Schweitzer (13,000) and D.
M. Goelzer (12,000) at an exercise price of $0.50 per share, which was the fair market value at that time of Holdings' warrants which was used in determining the fair market value of the underlying securities ("fair market value"). The April 30, 1992 grant was conditioned upon the optionee's surrender of an equal number of options granted on June 22, 1989 at an exercise price of $2.125 (except for the options granted to Mr. Winter at an exercise price of $2.3375 or 110% of the market price since he held more than 10% of Holdings' common stock).

       On August 14, 1992, all previously granted options, including those granted on April 30, 1992, were exchanged by the optionees for an equal number of options whose fair market value was $0.125 per share. Mr. Winter elected to receive non-qualified stock options at $0.125 per share in place of the incentive stock options which he surrendered. Non-qualified options are not subject to the requirement that the option price for optionees holding more than 10% of Holdings' common stock be 110% of the market price.

       Pursuant to the Amended Plan, all options to purchase shares of Holdings' Class C Common Stock granted pursuant to the B-E Holdings 1988 Stock Option Plan which were not exercised prior to the Effective Date were cancelled on the Effective Date and individuals holding such stock options did not receive any distribution nor retain any property in Holdings or the Company on account of such stock options.

       (2) "All Other Compensation" for 1994 includes the employer match under the Company's 401(k) savings plan: W. B. Winter ($4,620), P. W. Mork ($4,620), N. J. Verville ($4,620), D. M. Goelzer ($4,040) and E. F.
Schweitzer ($3,718). "All Other Compensation" for 1993 includes the employer match under the Company's 401(k) savings plan: W. B. Winter ($4,497), P. W. Mork ($4,497), N. J. Verville ($4,497), D. M. Goelzer ($3,738) and E. F.
Schweitzer ($3,501). "All Other Compensation" for 1992 includes the employer match under the Company's 401(k) savings plan: W. B. Winter ($4,364), P. W. Mork ($4,364), N. J. Verville ($4,364), D. M. Goelzer ($2,961) and E. F.
Schweitzer ($3,608). "All Other Compensation" for 1992 also includes $10,377 paid to W. B. Winter, $4,010 paid to P. W. Mork and $2,308 paid to N. J. Verville under the Company's Executive Deferred Compensation Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

       No stock options or SAR's were granted to or exercised by any of the directors or executive officers named in the Summary Compensation Table.

PENSION PLAN TABLE

       The following table sets forth the estimated annual benefits payable on a straight life annuity basis (prior to offset of one-half of estimated Social Security benefits) to participating employees, including officers, upon retirement at normal retirement age for the years of service and the average annual earnings indicated under the Company's defined benefit pension plan.

                                    Years of Service
Remuneration      35        30        25        20        15
  $125,000     $ 76,563  $ 65,625  $ 54,688  $ 43,750  $ 32,813
   150,000       91,875    78,750    65,625    52,500    39,375
   175,000      107,188    91,875    76,563    61,250    45,938
   200,000      122,500   105,000    87,500    70,000    52,500
   225,000      137,813   118,125    98,438    78,750    59,063
   250,000      153,125   131,250   109,375    87,500    65,625
   300,000      183,750   157,500   131,250   105,000    78,750
   400,000      245,000   210,000   175,000   140,000   105,000
   450,000      275,625   236,250   196,875   157,500   118,125
   500,000      306,250   262,500   218,750   175,000   131,250

       Covered compensation for purposes of the Company's defined benefit pension plan consists of the average of a participant's highest total salary and bonus (excluding compensation deferred pursuant to any non-qualified plan) for a consecutive five year period during the last ten calendar years of service prior to retirement.

       The years of credited service under the defined benefit pension plan for each of the individuals named in the Summary Compensation Table are as follows: Mr. Winter (35), Mr. Mork (29), Mr. Verville (33), Mr. Schweitzer
(33) and Mr. Goelzer (23).

       Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, limit the annual benefits which may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, the Company has supplemental plans which authorize the payment out of general funds of the Company of any benefits calculated under provisions of the applicable retirement plan which may be above the limits under these sections.

Employment Contracts, Termination Of Employment And Change-Of-Control
Arrangements

       In 1992, the Company entered into employment agreements
("Agreements") with each of its executive officers (each, an "Employee"), with the exception of Mr. Winter and Mr. Ray G. Olander (retired Vice Chairman of the Company), whereby they agreed to continue in the Company's employ subject to immediate termination by either party upon the giving of written notice, and to render consulting services to the Company for a period of twelve (12) months in the event of a termination by the Employee and thirty-six (36) months in the event of termination by the Company or, in any event, not later than when the Employee reaches his 65th birthday.

       The Agreements are "triggered" when there is a change in control of the Company. The Agreements provide that a change of control occurs upon the occurrence of the following events: (i) there is a change in a majority of the board of directors of the Company by reason of election of new directors not nominated or elected by the board of directors of the Company, (ii) the Company is merged or consolidated with any other corporation, (iii) 30 percent or more of the voting common stock of the Company is acquired by a person or affiliated group, or (iv) 50 percent or more of the assets of the Company is acquired by a person or affiliated group.

       If an Employee terminates his employment within one year after the Agreement is triggered, he will continue to serve as a consultant for one year after such termination and if the Company terminates his employment within three years after the Agreement is triggered (the "Relevant Period"), the Employee continues to serve as a consultant for three years after such termination. The Employee's monthly compensation after such termination will be equal to one-twelfth of his highest 12 consecutive months of compensation (base salary and bonus) paid to him prior to his termination, adjusted for inflation. The Employee can opt for a discounted cash settlement at the time of termination. However, in no event will an Employee be paid an amount in excess of the allowable parachute payment under Section 280G of the Internal Revenue Code. It is necessary to stay within this limitation in order to preserve the deductibility by the Company of compensation payments to the Employee during the consultation period and to avoid payment by the Employee of a non-deductible 20% excise tax on such payments.

       Pursuant to the Amended Plan, the Agreements were modified with the consent of the relevant Employees, and were assumed by the Company upon the Effective Date. The Agreements were amended to (a) reduce the duration of the consulting period upon the occurrence of an Employment Termination Event to 18 months (as opposed to the 36-month consulting period otherwise provided under the Agreements) following the "change of control" event occurring on the Effective Date upon consummation of the Amended Plan; and (b) reduce the Relevant Period to 18 months following the "change of control" event occurring on the Effective Date upon consummation of the Amended Plan (as opposed to the 36-month period otherwise provided under the Agreements). An "Employment Termination Event" means (i) termination of an Employee's employment without cause by the Company or (ii) an Employee's voluntary termination of his employment after (A) a reduction of such Employee's position to a position of lesser responsibility or a de facto reduction of such Employee's duties or responsibility, (B) the reduction of his annual base salary or rate of maximum potential bonus (unless such salary or bonus reduction is part of the reduction of compensation applicable generally to all management employees of the Company) or (C) the Company requires such Employee to move his residence or principal place of business to any location unacceptable to such Employee.

       During the consultation period, an Employee is permitted to accept employment elsewhere without loss of the compensation provided for in the Agreement, unless he accepts employment with a competitor. He will also be provided with continuing insurance benefits. However, if he accepts full time employment elsewhere, any insurance benefits he derives from such full time employment will be considered primary insurance and the Company's insurance benefits will apply only to the extent that they exceed benefits of the other employer. Also, if the Employee elects monthly payments during the Consultation Period, his rights under the Company's pension plans and 401(k) savings plan continue unless he actually retires. In the event of a dispute regarding rights and obligations under the Agreement, the Company is required to pay the Employee's costs, including attorney fees, if the Employee prevails.

       A provision pertaining to a change in identity of the Chairman of the Board of the Company was included only in the Agreements with Messrs. Mork and Verville. This provision has been removed from both individuals' Agreements by mutual consent. It provided that upon a change in the Chairman of the Board of the Company (with or without a change in control), a one year contract of employment with the Employee would become operative, unless such Employee was the new Chairman. During the one year employment period, the Employee was to serve in the same capacity as on the effective date of the one year contract and was to devote his full time and attention to the business and affairs of the Company. Base salary during the one year period would be no less than the Employee's base salary on the effective date of the one year contract and bonus plans and fringe benefits would conform to the Company's standard practice for the one year period. Payment in full for the entire year was required whether or not the Employee was terminated or died or became disabled and in all cases payments were to be continued on the same basis as if the Employee was continuing to work except that a lump sum payment would be made if the Employee died.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Prior to the Effective Date, the Company did not have a separate Compensation Committee. The board of directors of the Company, comprised of Messrs. Winter (Chairman of the Board and Chief Executive Officer of the Company until the Effective Date), Mork (President of the Company), Verville (Chief Commercial Officer, Chief Financial Officer, Vice President-Finance and Treasurer of the Company) and Goelzer (Vice President, Secretary and General Counsel of the Company), functioned in that capacity. Since the Effective Date, the board of directors has formed a Compensation Committee which will review the Company's existing compensation policies and will thereafter continue, modify or promulgate new ones. The Compensation Committee consists of Mr. Bartlett, Mr. Mork, (President of the Company) and Mr. Stark.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth the beneficial ownership as of March 14, 1995 of the Company's Common Stock by each person who is known to the Company to be the beneficial owner of five percent or more of the Company's Common Stock:

Title of  Name and Address      Amount and Nature of  Percent of
 Class   of Beneficial Owner    Beneficial Ownership   Class(1)
Common   Jackson National Life       4,228,382(2)       41.58%
Stock     Insurance Company (2)
         5901 Executive Drive
         Lansing, MI  48911-5333

Common   South Street Corporate      1,160,979(3)       11.42%(3)
Stock     Fund I, L.P. (3)
         South Street Leveraged
          Corporate Recovery
          Fund, L.P. (3)
         South Street Corporate
          Recovery Fund I
          (International), L.P. (3)
         c/o Greycliff Partners, Ltd.
         45 Rockefeller Plaza
         Suite 910
         New York, NY  10111

Common   Franklin Resources, Inc.      774,900(4)      7.62%
Stock    777 Mariners Island Blvd.
         San Mateo, CA  94404

___________________________________________

(1) Calculated on the basis of 10,170,417 shares of the Company's Common Stock issued and outstanding.
(2) According to the Schedule 13D statement dated December 23, 1994, as amended by Amendment No. 1 thereto dated April 4, 1995, (i) JNL has shared voting power and shared dispositive power with PPM America, Inc. over all such shares, (ii) PPM America, Inc. serves as the investment advisor to JNL pursuant to a Discretionary Investment Management Agreement between JNL and PPM America, Inc. dated as of April 14, 1993 and (iii) JNL and PPM America, Inc. are both indirect, wholly-owned subsidiaries of Prudential Corporation plc, a corporation organized under the laws of the United Kingdom.
(3) The information regarding the ownership of the three South Street Funds, each a Delaware limited partnership, is based on a May 11, 1994 letter (the "5/11/94 Letter") from counsel to the South Street Funds to counsel to JNL summarizing the beneficial ownership position of the South Street Funds in Bucyrus' 10% Senior Notes (interest rate reset to 16%) due 1996 (the "10% Notes"), Bucyrus' 9% Sinking Fund Debentures due 1999 (the "9% Debentures") and Holdings' Series A 12-1/2% Senior Debentures due 2002 (the "12-1/2% Debentures"). The 5/11/94 letter indicates that $13,006,000 in principal amount of 10% Notes, $458,000 in principal amount of 9% Debentures and $14,861,000 in principal amount of the 12-1/2% Debentures were beneficially owned by the South Street Funds.
    The South Street Funds have indicated to the Company that as of the Effective Date, the 10% Notes, 9% Debentures and 12-1/2% Debentures described in the 5/11/94 Letter were beneficially owned by them.
    Pursuant to the Amended Plan the 10% Notes, 9% Debentures and the 12-1/2% Debentures beneficially owned by the South Street Funds were converted into 1,160,979 shares of the Company's Common Stock. The South Street Funds have indicated that 914,908 shares of the Company's Common Stock are beneficially owned by South Street Corporate Recovery Fund I, L.P., 223,297 shares of the Company's Common Stock are beneficially owned by South Street Leveraged Corporate Recovery Fund, L.P., and 22,774 shares of the Company's Common Stock are beneficially owned by South Street Corporate Recovery Fund I (International), L.P. JNL has objected to the proofs of claim filed with the Bankruptcy Court by the indenture trustees for the 10% Notes, 9% Debentures and 12-1/2% Debentures to the extent that such proofs of claim related to debt securities beneficially owned by the South Street Funds. As a result of such objection, the Company believes that the shares of the Company's Common Stock beneficially owned by the South Street Funds are being held in escrow by the South Street Funds pursuant to an agreement between JNL and the South Street Funds pending further order of the Bankruptcy Court with respect to JNL's objection.
(4) Includes 741,331 shares of the Company's Common Stock beneficially owned by Age High Income Fund. Age High Income Fund, a Colorado organization, is a subsidiary of Franklin Resources, Inc., a Delaware corporation. According to the Schedule 13G statement dated February 8, 1995 filed with the Securities and Exchange Commission by Franklin Resources, Inc. and Age High Income Fund, (i) Franklin Resources, Inc. has shared dispositive power over and sole voting power over 774,900 shares of the Company's Common Stock and (ii) Age High Income Fund has sole voting power over, shared dispositive power over, the right to receive dividends from and the right to receive proceeds from the sale of 741,331 shares of the Company's Common Stock.

Executive Officers and Directors

       The following table sets forth the beneficial ownership as of March 14, 1995 of the Company's Common Stock by each director, each of the executive officers named in the Summary Compensation Table above, and by all directors and executive officers of the Company as a group.

                                  Amount and Nature
                   Name of          of Beneficial    Percent of
Title of Class Beneficial Owner     Ownership (1)     Class(2)
Common Stock   C. S. Bartlett, Jr.        -0-           -0-
Common Stock   D. M. Goelzer              162            *
Common Stock   P. W. Mork               3,242            *
Common Stock   G. A. Poole, Jr.           -0-           -0-
Common Stock   J. J. Radecki, Jr.             (3)       -0-
Common Stock   E. F. Schweitzer           729            *
Common Stock   F. J. Stark, III               (4)       -0-
Common Stock   R. W. Swansen                  (5)       -0-
Common Stock   N. J. Verville           2,728            *
Common Stock   S. M. Victor               -0-            *
Common Stock   All directors and
               executive officers
               as a Group (12
               persons including
               the above-named)         9,778            *
___________________________________________________________

*   Less than 1%.
(1) The specified persons have sole voting power and sole investment power as to all of the shares of the Company's Common Stock.
(2) Calculated on the basis of 10,170,417 shares of the Company's Common
    Stock.
(3) Mr. Radecki was selected as a director of the Company by JNL (the beneficial owner of 4,228,384 shares of the Company's Common Stock) pursuant to the provisions of Section 5.04 of the Amended Plan.
    Mr. Radecki disclaims beneficial ownership in all such Shares.
(4) Mr. Stark is a director and an officer of PPM America, Inc., which is deemed to be the beneficial owner of 4,228,384 shares of Common Stock of the Company. Mr. Stark disclaims beneficial ownership in all such Shares.
(5) Mr. Swansen is a director and an officer of PPM America, Inc., which is deemed to be the beneficial owner of 4,228,384 shares of Common Stock of the Company. Mr. Swansen disclaims beneficial ownership in all such Shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration Rights Agreement

       On the Effective Date pursuant to the Amended Plan, the Company entered into a Registration Rights Agreement (the "Registration Rights Agreement") which grants rights to each person entitled to receive in the aggregate 1,000,000 or more shares of the Company's Common Stock (a "Relevant Holder") pursuant to the provisions of the Amended Plan. To the knowledge of the Company, JNL is the only person or entity entitled to the benefits of the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, a Relevant Holder has the right to (a) require the Company under certain circumstances to file a registration statement under the Securities Act to permit a public offering of the Company's Common Stock owned by such Relevant Holders and (b) participate in certain other registrations of the Company's Common Stock under the Securities Act made on behalf of the Company for other holders of the Company's Common Stock. Under the terms of the Registration Rights Agreement, Relevant Holders holding 15% or more of the shares of the Company's Common Stock then entitled to the benefits of such agreement may request the Company to file one or more registration statements under the Securities Act with respect to their shares of the Company's Common Stock, and the Company is required to use its best efforts to effect such registration provided that the Company generally will not be required to effect more than three such registrations. Relevant Holders also may participate in offerings proposed by the Company. These rights are subject to certain conditions and limitations, among them the right of the Company to postpone for a reasonable period of time (but not exceeding 120 days) the requested filing of a registration statement if the Company determines such registration would interfere with a material corporate transaction, development or other specified matters. Pursuant to the terms of the Registration Rights Agreement, the Company must pay all expenses, other than fees and commissions of underwriters, incident to the registration and sale of shares of the Company's Common Stock held by Relevant Holders. The registration rights, if not fully exercised, terminate on the third anniversary of the Effective Date.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                        Page No.

    (a) 1.  FINANCIAL STATEMENTS

            Bucyrus-Erie Company and Subsidiaries

            (i)   Consolidated Statements of Operations
                  for periods ended December 31, 1994
                  and December 13, 1994 and years ended
                  December 31, 1993 and 1992.              23

            (ii)  Consolidated Balance Sheets as
                  of December 31, 1994 and 1993.           25

            (iii) Consolidated Statements of Cash Flows
                  for periods ended December 31, 1994
                  and December 13, 1994 and years ended
                  December 31, 1993 and 1992.              28

            (iv)  Consolidated Statements of Common
                  Shareholders' Investment (Deficiency
                  in Assets) for periods ended
                  December 31, 1994 and December 13,
                  1994 and years ended December 31,
                  1993 and 1992.                           32

            (v)   Notes to Consolidated Financial
                  Statements for periods ended
                  December 31, 1994 and December 13,
                  1994 and years ended December 31,
                  1993 and 1992.                           36

        2.  FINANCIAL STATEMENT SCHEDULE

            Schedule II - Valuation and Qualifying
                          Accounts and Reserves            65

            Independent Auditors' Report                   63

            All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

    (b) REPORTS ON FORM 8-K

        A report on Form 8-K dated December 1, 1994 was filed on December 13, 1994 to report that the Amended Plan was confirmed by the Bankruptcy Court.

        A report on Form 8-K dated December 14, 1994 was filed on December 29, 1994 to report that (i) the transactions contemplated by the Amended Plan were consummated and the Amended Plan was Effective and (ii) the financial projections prepared in August 1993 by the Company contained in the Company's Disclosure Statement and Proxy Statement-Prospectus dated January 12, 1994 did not reflect the Company's current business circumstances.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       BUCYRUS-ERIE COMPANY
       (Registrant)

       By   /s/ PHILLIP W. MORK                     April 17, 1995

                             POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. M. Goelzer and P. W. Mork, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature and Title                               Date

       /s/ C. SCOTT BARTLETT, JR.                   April 10, 1995
       C. Scott Bartlett, Jr., Director

       /s/ PHILLIP W. MORK                          April 17, 1995
       Phillip W. Mork, President
       and Director

       /s/ GEORGE A. POOLE, JR.                     April  6, 1995
       George A. Poole, Jr., Director

       /s/ JOSEPH J. RADECKI, JR.                   April 13, 1995
       Joseph J. Radecki, Jr., Director

       /s/ F. JOHN STARK, III                       April 12, 1995
       F. John Stark, III, Director

       /s/ RUSSELL W. SWANSEN                       April  6, 1995
       Russell W. Swansen, Director

       /s/ SAMUEL M. VICTOR                         April  6, 1995
       Samuel M. Victor, Director

       /s/ NORBERT J. VERVILLE                      April 17, 1995
       Norbert J. Verville, Vice
       President - Finance, Treasurer
       (Principal Financial Officer)

       /s/ CRAIG R. MACKUS                          April 17, 1995
       Craig R. Mackus, Controller
       (Principal Accounting Officer)





                           BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                      1994 ANNUAL REPORT ON FORM 10-K


                                        Incorporated                Sequential
Exhibit                                  Herein By       Filed         Page
Number     Description                   Reference      Herewith      Number

 2.1  Second Amended Joint Plan         Exhibit 2.1 to
      of Reorganization of B-E          Registrant's
      Holdings, Inc. and Bucyrus-       Current Report
      Erie Company under chapter        on Form 8-K,
      11 of the Bankruptcy Code,        dated December 1,
      as modified December 1,           1994 ("Registrant's
      1994, including Exhibits.         December 1, 1994
                                        8-K").

 2.2  Order dated December 1,           Exhibit 2.2 to
      1994 of the U.S. Bankruptcy       Registrant's
      Court, Eastern District of        December 1,
      Wisconsin, confirming the 1994    8-K.
      Second Amended Joint Plan
      of Reorganization of B-E
      Holdings, Inc. and Bucyrus-
      Erie Company under chapter
      11 of the Bankruptcy Code,
      as modified December 1, 1994.

 2.3  Agreement and Plan of             Exhibit 2.3 to
      Merger, dated as of               Registrant's
      December 14, 1994,                Current Report
      between B-E Holdings,             on Form 8-K,
      Inc. and Bucyrus-Erie             dated December 14,
      Company.                          1994 ("Registrant's
                                        December 14, 1994
                                        8-K").

 3.1  Restated Certificate of           Exhibit 3.1 to
      Incorporation of Bucyrus-         Registrant's
      Erie Company.                     December 14, 1994
                                        8-K.

 3.2  Restated Bylaws of Bucyrus-       Exhibit 3.2 to
      Erie Company.                     Registrant's
                                        December 14, 1994
                                        8-K.

 4.1  Specimen certificate of           Exhibit 4.1 to
      Common Stock, par value $.01      Registrant's
      per share, of Bucyrus-Erie        December 14, 1994
      Company.                          8-K.

 4.2  Registration Rights               Exhibit 4.2 to
      Agreement, dated as of            Registrant's
      December 14, 1994, executed       December 14, 1994
      by Bucyrus-Erie Company.          8-K.

                                       Incorporated                 Sequential
Exhibit                                 Herein By        Filed         Page
Number     Description                  Reference       Herewith      Number

 4.3  Indenture, dated as of           Exhibit 4.3 to
      December 14, 1994, between       Registrant's
      Bucyrus-Erie Company and         December 14, 1994
      Harris Trust and Savings         8-K.
      Bank, as Trustee relating
      to Bucyrus-Erie Company's
      Secured Notes due
      December 14, 1999.

 4.4  Form of Bucyrus-Erie             Exhibit 4.4 to
      Company's Secured Notes          Registrant's
      due December 14, 1999.           December 14, 1994
                                       8-K.

 4.5  Security Agreement, dated        Exhibit 4.5 to
      as of December 14, 1994,         Registrant's
      between Bucyrus-Erie             December 14, 1994
      Company and Harris Trust         8-K.
      and Savings Bank, as
      Collateral Agent.

10.1  Credit Agreement, dated          Exhibit 10.1 to
      as of December 14, 1994,         Registrant's
      between Bank One, Milwaukee,     December 14, 1994
      National Association and         8-K.
      Bucyrus-Erie Company.

10.2  Security Agreement, dated        Exhibit 10.2 to
      as of December 14, 1994,         Registrant's
      between Bucyrus-Erie             December 14, 1994
      Company and Bank One,            8-K.
      Milwaukee, National
      Association.

10.3  Pledge Agreement, dated          Exhibit 10.3 to
      as of December 14, 1994,         Registrant's
      between Bucyrus-Erie             December 14, 1994
      Company and Bank One,            8-K.
      Milwaukee, National
      Association.

10.4  Intercreditor Agreement,         Exhibit 10.4 to
      dated as of December 14,         Registrant's
      1994, between Bank One,          December 14, 1994
      Milwaukee, National              8-K.
      Association and Harris
      Trust and Savings Bank, as
      Collateral Agent.

10.5  Indemnification Agreement,       Exhibit 10.5 to
      dated as of November 30,         Registrant's
      1994, among Jackson              December 14, 1994
      National Life Insurance          8-K.
      Company, B-E Holdings, Inc.
      and Bucyrus-Erie Company.

                                       Incorporated                 Sequential
Exhibit                                 Herein By        Filed         Page
Number     Description                  Reference       Herewith      Number

10.6  Bucyrus-Erie Company's                               X
      1994 Management
      Incentive Plan, adopted
      by Bucyrus-Erie Company's
      Board of Directors on
      February 8, 1994.

10.7  (a) Becor Western Salaried       Exhibit 10.4 (a)
      Employees' Savings Plan          to Registrant's
      ("1984 Savings Plan") as         Annual Report on
      amended and restated             Form 10-K dated
      effective January 1,             April 14, 1994.
      1984.                            ("Registrant's
                                       1993 10-K")

      (b) Amendments to 1984           Exhibit 10.5(b)
      Savings Plan, Sections           to Registrant's
      3.3 and 4.4.                     Annual Report on
                                       Form 10-K dated
                                       March 29, 1990.
                                       ("Registrant's
                                       1989 10-K")

      (c) Amendments to 1984           Exhibit 10.5(c)
      Savings Plan per U.S.            to Registrant's
      Internal Revenue Service         1989 10-K.
      Notice 88-131.

      (d) Amendments to 1984           Exhibit 10.5(d)
      Savings Plan, Sections           to Registrant's
      1.23, 5.1, 5.2, 5.6,             1989 10-K.
      5.9 and 6.2.

      (e) Amendment to 1984            Exhibit 10.5(e)
      Savings Plan, Section 1.5.       to Registrant's
                                       Annual Report on
                                       Form 10-K dated
                                       March 27, 1991.
                                       ("Registrant's
                                       1990 10-K")

10.8  (a) Becor Western Salaried       Exhibit 10.11 to
      Employees' Retirement Plan       B-E Holdings, Inc.
      ("BSERP"), as restated           Annual Report on
      through June 4, 1987.            Form 10-K dated
                                       March 29, 1988.

      (b) Amendment to BSERP,          Exhibit 10.6(b)
      Section 13.01(iii).              to Registrant's
                                       1989 10-K.

      (c) Amendments to BSERP,         Exhibit 10.6(c)
      Sections 1.23 and new            to Registrant's
      Supplements No. 6 and 10.        1989 10-K.

                                       Incorporated                 Sequential
Exhibit                                 Herein By        Filed         Page
Number     Description                  Reference       Herewith      Number

      (d) Amendment to BSERP           Exhibit 10.6(d)
      per U.S. Internal Revenue        to Registrant's
      Service Notice 88-131.           1989 10-K.

      (e) Amendment to BSERP,          Exhibit 10.6(e)
      Section 1.06.                    to Registrant's
                                       1990 10-K.

10.9  (a) Bucyrus-Erie Company         Exhibit 10.8(a)
      1988 Supplementary               to Registrant's
      Retirement Benefit Plan          1989 10-K.
      ("1988 Supplementary
      Retirement Plan") adopted
      by Board of Directors
      March 21, 1988.

      (b) Amendments to 1988           Exhibit 10.8(b)
      Supplementary Retirement         to Registrant's
      Plan, adopted by Board of        1989 10-K.
      Directors September 13,
      1988.

      (c) Amendments to 1988           Exhibit 10.8(c)
      Supplementary Retirement         to Registrant's
      Plan, adopted by Board           1990 10-K.
      of Directors October 2,
      1990.

10.10 Bucyrus-Erie Company             Exhibit 19.5
      1989 Executive Deferred          to Registrant's
      Compensation Agreements.         Quarterly Report
                                       on Form 10-Q for
                                       quarter ended
                                       June 30, 1989.

______________________________________________________________________________

      EMPLOYMENT AND CONSULTING AGREEMENTS - EXHIBIT NUMBER 10.11 - 10.12

10.11 Form of Employment and           Exhibit 19.4(a)
      Consulting Agreement             to Registrant's
      between Bucyrus-Erie             Quarterly Report
      Company as Employer              on Form 10-Q for
      and P. W. Mork                   quarter ended
      and N. J. Verville,              June 30, 1992.
      respectively, as                 ("Registrant's
      Employees dated as of            June 30, 1992
      July 1, 1992.                    10-Q")

                                       Incorporated                 Sequential
Exhibit                                 Herein By        Filed         Page
Number     Description                  Reference       Herewith      Number

      (a) Amendment No. 1,                                 X
      dated November 28, 1994
      to Employment and
      Consulting Agreement
      between Bucyrus-Erie
      Company as Employer
      and P. W. Mork
      and N. J. Verville,
      respectively, as Employees
      dated as of July 1, 1992.

10.12 Form of Employment and           Exhibit 19.4(b)
      Consulting Agreement             to Registrant's
      between Bucyrus-Erie             June 30, 1992
      Company as Employer              10-Q.
      and J. H. Westerman,
      E. F. Schweitzer,
      D. M. Goelzer,
      C. R. Mackus,
      G. R. Noel, and
      T. W. Sullivan,
      respectively, as
      Employees dated as
      of July 1, 1992.

      (a) Amendment No. 1,                                 X
      dated November 28, 1994
      (except for Mr. Westerman's
      which was dated November 23,
      1994), to Employment and
      Consulting Agreement between
      Bucyrus-Erie Company as
      Employer and J. H. Westerman,
      E. F. Schweitzer, D. M.
      Goelzer, C. R. Mackus,
      G. R. Noel, and T. W. Sullivan,
      respectively, as Employees
      dated as of July 1, 1992.

______________________________________________________________________________


21    List of Subsidiaries.                                X

27    Financial Data Schedule                              X

99.1  Settlement Agreement and         Exhibit 99.5 to
      Release entered into             Registrant's 1993
      effective as of                  10-K.
      December 23, 1993
      between Bell Helicopter
      Textron, Inc., BWC Gear,
      Inc., Bucyrus-Erie
      Company and B-E Holdings,
      Inc. relating to
      settlement of the Bell
      Helicopter Claim.