Form 10-Q
period 1995-03-31
BUCYRUS ERIE CO /DE
filed 1995-05-09
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________



                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1995

                      Commission File Number:  1-871

                __________________________________________



                           BUCYRUS-ERIE COMPANY


                 DELAWARE                       39-0188050


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

                        Yes   X                No _____


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                        Yes   X                No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding May 2, 1995

Common Stock, par value $.01 per share                 10,170,417

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

Part I.  Financial Information:


         Consolidated Condensed Balance Sheets -
         March 31, 1995 and December 31, 1994                     3-4

         Consolidated Condensed Statements of Operations -
         Quarters ended March 31, 1995 and 1994                     5

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 1995 and 1994                   6-7

         Notes to Consolidated Condensed Financial Statements     8-9

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    10-13


Part II. Other Information                                         14

         Signature Page                                            15

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       PART 1. FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                March 31,       December 31,                                     March 31,       December 31,
                                  1995              1994                                            1995             1994
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                 $  9,898,192      $ 16,208,579        accrued expenses            $ 34,022,574     $ 31,703,558
 Receivables                    34,487,089        26,219,945       Liability to customers
 Inventories                    79,647,617        82,393,121        on uncompleted contracts
 Prepaid expenses and                                               and warranties                 7,241,121        7,238,504
  other assets                   1,621,538         1,855,961       Income taxes                    2,417,083        2,819,743
                              ____________      ____________       Current maturities of
 Total Current Assets          125,654,436       126,677,606        long-term debt                 5,655,924        7,123,272
                                                                                                ____________     ____________
OTHER ASSETS:                                                      Total Current
 Restricted funds                                                   Liabilities                   49,336,702       48,885,077
  on deposit                     3,674,862         3,674,764
 Intangible assets - net         9,378,147         9,497,149       DEFERRED LIABILITIES:
 Other assets                    2,455,074         2,414,087        Income taxes                     131,774          122,331
                              ____________       ___________        Liability to customers on
                                15,508,083        15,586,000         uncompleted contracts
                                                                     and warranties                3,260,673        3,260,815
PROPERTY, PLANT AND EQUIPMENT:                                      Postretirement benefits       11,805,959       11,828,446
 Cost                           36,699,037        35,896,822        Deferred plant closing
 Less accumulated                                                    expenses and other            6,672,045        7,070,734
  depreciation                  (1,032,423)         (206,457)                                   ____________     ____________
                              ____________      ____________                                      21,870,451       22,282,326
                                35,666,614        35,690,365      LONG-TERM DEBT, less
                                                                   current maturities             54,564,446       53,169,481

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,170,417
                                                                    shares                           101,704          101,704

                                                                   Additional paid-in capital   $ 53,898,296     $ 53,898,296
                                                                   Accumulated deficit            (2,611,314)        (552,390)
                                                                   Cumulative foreign
                                                                    currency translation
                                                                    adjustments                     (331,152)         169,477
                                                                                                ____________     ____________
                                                                                                  51,057,534       53,617,087
                              ____________      ____________                                    ____________     ____________
                              $176,829,133      $177,953,971                                    $176,829,133     $177,953,971

                   See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         Quarter Ended March 31,
                                          1995           1994
                                                     (Predecessor
                                                       Company)
Revenues:
  Net shipments                       $ 56,872,919   $ 43,355,100
  Interest, royalties and
    miscellaneous                          330,304        350,740
                                      ____________   ____________
                                        57,203,223     43,705,840
                                      ____________   ____________
Costs and Expenses:
  Cost of products sold                 49,725,981     36,564,733
  Product development, selling,
    administrative, and miscellaneous
    expenses                             7,705,814      7,522,344
  Interest expense (Predecessor
    Company contractual interest not
    recognized in 1994 - $3,066,227)     1,507,214      6,212,564
  Reorganization items                           -      2,936,964
                                      ____________   ____________
                                        58,939,009     53,236,605
                                      ____________   ____________

Loss before income taxes                (1,735,786)    (9,530,765)

Income taxes                               323,138        465,555
                                      ____________   ____________

Net loss                                (2,058,924)    (9,996,320)

Redeemable preferred stock accretion             -       (105,548)
Redeemable preferred stock dividends             -        (40,453)
Redeemable preferred stock
  reorganization item                            -    (40,554,805)
                                      ____________   ____________
Net loss attributable to
  common shareholders                 $ (2,058,924)  $(50,697,126)

Weighted average number of
  common shares outstanding             10,170,417      9,265,109


Net loss per share of common stock:
  Net loss                                $   (.20)      $  (1.08)
  Redeemable preferred stock dividends,
    accretion and reorganization item            -          (4.39)
                                          ________       ________
Net loss per share attributable to
  common shareholders                     $   (.20)      $  (5.47)

  See accompanying notes to consolidated condensed financial statements.

                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         Quarter Ended March 31,
                                          1995           1994
                                                     (Predecessor
                                                       Company)
Cash Flows From Operating Activities
Net loss                              $ (2,058,924)  $ (9,996,320)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                           894,437      2,021,109
    Amortization of goodwill, intangible
      assets and other items               298,510      1,025,345
    Deferred rent (interest) on sale and
      leaseback financing arrangement            -      1,670,479
    Payment in kind interest on the
      Secured Notes due December 14, 1999               1,366,890                           -
    Amortization of debt discount                -         71,179
    Gain on sale of property,
      plant and equipment                   (5,741)          (515)
    Non-cash reorganization items                -      1,079,805
    Changes in assets and liabilities:
      Increase in receivables           (8,428,941)    (3,548,629)
      Decrease (increase) in inventories 2,375,434     (2,369,754)
      Decrease (increase) in other
        current assets                     211,527       (560,418)
      Increase in other assets             (38,580)       (95,754)
      Increase in current liabilities
        other than income taxes
        and current maturities
        of long-term debt                2,404,737     10,849,004
      (Decrease) increase in income taxes (374,609)        96,612
      Decrease in deferred liabilities
        other than income taxes           (691,616)      (288,655)
                                      ____________   ____________

Net cash used in operating activities   (4,046,876)       (46,512)
                                      ____________   ____________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                             (98)       965,966
Purchases of property, plant
  and equipment                           (762,212)      (992,626)
Proceeds from sale of property, plant
  and equipment                             37,041         29,570
                                      ____________   ____________
Net cash provided by (used in)
  investing activities                    (725,269)         2,910
                                      ____________   ____________
Cash Flows From Financing Activities
Proceeds from (payment of) other
  obligations                               48,638       (281,745)
Proceeds from exercise of warrants               -             53
Proceeds from issuance of long-term
  project financing obligations            879,792      2,669,741
Reduction of long-term project
  financing obligations                 (2,425,533)             -
                                      ____________   ____________
Net cash provided by (used in)
  financing activities                  (1,497,103)     2,388,049
                                      ____________   ____________
Effect of exchange rate
  changes on cash                          (41,139)       (68,755)
                                      ____________   ____________
Net increase (decrease) in cash
  and cash equivalents                  (6,310,387)     2,275,692
Cash and cash equivalents at
  beginning of period                   16,208,579     13,696,244
                                      ____________   ____________
Cash and cash equivalents at
  end of period                       $  9,898,192   $ 15,971,936

Supplemental Disclosures of Cash Flow Information
                                          1995           1994
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings               $     38,924   $    110,826
  Reorganization items                     142,591      2,155,900
  Income taxes - net of refunds            532,316        (47,313)

Supplemental Schedule of Non-Cash Investing and Financing Activities

Prior to February 18, 1994 (the "Petition Date"), the Predecessor Company increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which were payable under mandatory redemption features. The Predecessor Company also recorded preferred stock discount accretion on these securities prior to the Petition Date. As of the Petition Date, the Predecessor Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Amended Plan. The amounts as reflected in the consolidated condensed financial statements were as follows:

                                                                  1994

  Redeemable preferred stock dividends at net book value      $    129,257
  Redeemable preferred stock accretion                             105,548
  Write-up of redeemable preferred stock issued at a
    discount to amount of allowed claim in the Amended Plan     40,554,805
                                                              ____________

                                                              $ 40,789,610

  See accompanying notes to consolidated condensed financial statements.

                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Bucyrus-Erie Company (the "Company"), the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in Note 3) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1994 annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995.

3. On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("Holdings" or "Predecessor Company") and the Company, which at such time was a wholly-owned subsidiary of Holdings, commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). On December 1, 1994, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization of Holdings and the Company as modified on December 1, 1994 (the "Amended Plan"). The Amended Plan was effective on December 14, 1994 (the "Effective Date") and on such date Holdings was merged with and into the Company.

   The Company and Holdings accounted for the reorganization by using the principles of fresh start reporting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Accordingly, the consolidated financial statements of the Company for periods subsequent to the Effective Date are not comparable to the consolidated financial statements of prior periods.
   The Predecessor Company consolidated financial statements are those of Holdings which include the accounts and operating results of the Company.

   The acquisition of the Company by the Predecessor Company on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets was allocated to goodwill. The Predecessor Company consolidated financial statements for periods subsequent to the date of the acquisition included the related depreciation and amortization charges associated with the fair value adjustments.

   Reorganization items included in the Consolidated Condensed Statements of Operations for the quarter ended March 31, 1994 consist of the following:

   Legal and professional fees                                $  1,895,302
   Net adjustment of debt to amount of allowed claim
     in the Amended Plan                                           (33,122)
   Interest income                                                 (38,143)
   Write-off previously recorded capitalized
     financing costs                                             1,112,927
                                                              ____________

                                                              $  2,936,964

   Write-up of redeemable preferred stock issued
     at a discount to amount of allowed claim in
     the Amended Plan                                         $ 40,554,805


4. Inventories are summarized as follows:

                                                March 31,     December 31,
                                                  1995            1994
   Raw materials and parts                    $ 13,002,694    $ 13,528,834
   Inventoried costs relating to
     uncompleted contracts                       6,425,931       6,525,606
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                      (1,556,897)     (2,619,351)
   Work in process                              11,203,282      13,069,191
   Finished products (primarily
     replacement parts)                         50,572,607      51,888,841
                                              ____________    ____________

                                              $ 79,647,617    $ 82,393,121

   The remaining fair value adjustment included in inventory as of March 31, 1995 and December 31, 1994 was $7,260,389 and $10,065,253, respectively.

5. Net loss per share of common stock is based on the weighted average number of common shares outstanding during the period. Net loss attributable to common shareholders for the Predecessor Company includes redeemable preferred stock dividends earned but not declared.

6. On March 7, 1995, Jackson National Life Insurance Company ("JNL"), the holder of approximately 41.58% of the Company's common stock, amended a complaint (the "JNL Complaint") previously filed in a civil action in the United States District Court, Southern District of New York, to name as defendants certain of the Company's current and/or former officers and directors (the "Management Defendants") and others (collectively with the Management Defendants, the "Defendants"). The JNL Complaint seeks unspecified money damages and other equitable relief from the Management Defendants in connection with (i) JNL's purchase of the Predecessor Company's Resettable Senior Notes and (ii) certain of the Defendants' alleged orchestration of a series of financings for the Predecessor Company which are alleged to have had the effect of rendering the Predecessor Company insolvent, incapable of competing in its markets and unable to pay its creditors, including JNL. The Management Defendants have rights to indemnification from the Company and for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Company's Restated Bylaws. The Company has been informed by counsel to the Management Defendants that in said counsel's opinion it is probable that the Management Defendants have meritorious defenses to all claims asserted in the JNL Complaint; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

   In addition, JNL has filed a claim against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's Chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. JNL has publicly announced that, if JNL's Section 503(b) claim were allowed by the Bankruptcy Court, JNL would consider receiving shares of the Company's common stock from the Company in lieu of requiring payment in cash. The Company has filed an objection to the claim and has been advised by legal counsel that in said counsel's opinion the JNL 503(b) claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

   The following information is provided to assist in the understanding of Bucyrus-Erie Company's (the "Company") operations for the quarter ended March 31, 1995.

   The reorganization of the Company under chapter 11 of the Bankruptcy Code was effective December 14, 1994 (the "Effective Date"). The reorganization was accounted for using the principles of fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under the principles of fresh start reporting, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. The consolidated financial statements for periods subsequent to the Effective Date include the related amortization charges associated with the fair value adjustments.

   As a result of the implementation of fresh start reporting, the consolidated financial statements of the Company for periods subsequent to the Effective Date are not comparable to the consolidated financial statements of prior periods. The consolidated financial statements presented for prior periods are not the Company's, but instead are those of B-E Holdings, Inc. (the "Predecessor Company"), the former parent of the Company which was merged with and into the Company on the Effective Date.

   The acquisition of the Company by the Predecessor Company on February 4, 1988 was accounted for as a purchase and, accordingly, the assets and liabilities were recorded at their estimated fair values as of the acquisition date. The excess of the related purchase cost over the fair value of identifiable net assets was allocated to goodwill. The Predecessor Company consolidated financial statements for periods subsequent to the date of the acquisition included the related depreciation and amortization charges associated with the fair value adjustments.

Net Shipments and Net Loss

   Net shipments for the first quarter of 1995 were $56,872,919 compared with $43,355,100 for the first quarter of 1994. Shipments of repair parts and services increased 17.9% from the first quarter of 1994 and machine shipments increased 72.4%. The increase in repair parts and service shipments was primarily in overseas markets. The increase in machine shipments was in electric mining shovels and blast hole drills, primarily in coal and copper markets. The pricing for machines and repair parts has continued to remain steady with the changes primarily related to volume.

   Net loss for the first quarter of 1995 was $2,058,924 compared with a net loss of $9,996,320 for the first quarter of 1994. The decrease in net loss was primarily due to increased sales volume, reduced interest expense of $4,705,350 and reduced reorganization items of $2,936,964. Net loss for the first quarter of 1995 includes $2,804,864 of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 1995 and 1994 were $1,192,947 and $3,046,454, respectively.

   The Company's consolidated backlog on March 31, 1995 was $79,185,000 compared with $72,346,000 on December 31, 1994 and $84,160,000 on March 31, 1994. Machine backlog increased 22.1% from December 31, 1994 and increased 4.8% from March 31, 1994. The increase from December 31, 1994 was primarily in blast hole drill volume. Repair parts and service backlog increased 2.5% from December 31, 1994 and decreased 11.8% from March 31, 1994. The decrease from March 31, 1994 was primarily at domestic locations.

   New orders for the first quarter of 1995 increased 19.1% over the first quarter of 1994. New machine orders increased 63.7%, primarily due to increased blast hole drill volume. New repair parts and service orders increased 2.4%. The Company believes expansion of coal and iron ore production in China and coal production in India, new copper projects in South America and replacement of old equipment in iron ore mines should provide near term machine sales potential. Continued upgrading of existing machines along with movement of existing large draglines by operators to new mine sites and normal drill and shovel parts demand should result in steady shipments of repair parts worldwide in the next twelve months. Although the movement and upgrading of existing draglines should positively impact parts sales in 1995, these options continue to further reduce the worldwide demand for new draglines. In addition, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act.

Cost of Products Sold

   Cost of products sold for the first quarter of 1995 was $49,725,981 or 87.4% of shipments compared with $36,564,733 or 84.3% of shipments for the first quarter of 1994. Included in cost of products sold for the first quarter of 1995 was $2,804,864 as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting and is being charged to cost of products sold as the inventory is sold. The Company expects the remaining adjustment of $7,260,389 to be charged to cost of products sold during the remainder of 1995.

Product Development, Selling, Administrative, and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the first quarter of 1995 were $7,705,814 or 13.5% of shipments compared with $7,522,344 or 17.4% of shipments for the first quarter of 1994. The percentage decrease was primarily due to the increase in net shipments.

Interest Expense

   Interest expense for the first quarter of 1995 was $1,507,214 compared with $6,212,564 for the first quarter of 1994. The decrease was primarily due to the exchange of unsecured debt securities of the Predecessor Company and the Company for shares of the Company's common stock in connection with the Company's reorganization pursuant to the Amended Plan.

Income Taxes

   Income tax expense for the first quarter of 1995 and 1994 consists primarily of the recognition of foreign tax expense at applicable statutory rates. As a result of the Company's reorganization pursuant to the Amended Plan, the Company's domestic federal net operating loss carryforward as of the Effective Date is limited under Section 382 of the Internal Revenue Code to $53,460,000, the annual use of which will be limited to $3,564,000 plus any unused limitation amount from prior years. The Company's total available domestic federal net operating loss carryforward as of March 31, 1995 was approximately $54,000,000. This amount includes the domestic federal net operating loss carryforward of approximately $540,000 which has been generated since the Effective Date.

Capitalization

   The long-term debt to equity ratio as of March 31, 1995 and December 31, 1994 was 1.1 to 1 and 1.0 to 1, respectively.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1995 and December 31, 1994 were as follows:

                                                  March 31,     December 31,
                                                    1995            1994
Working capital (in millions)                     $   76.3        $   77.8
Current ratio                                     2.5 to 1        2.6 to 1

   The table below summarizes the Company's cash position at March 31, 1995:

                                    Restricted    Unrestricted
Location                               Cash           Cash          Total
United States                      $         -    $ 4,104,384    $ 4,104,384
Foreign Subsidiaries                    18,996      4,933,436      4,952,432
Equipment Assurance Limited          3,655,866        860,372      4,516,238
                                   ___________    ___________    ___________

                                   $ 3,674,862    $ 9,898,192    $13,573,054

   The Company's receivable balance at March 31, 1995 was $8,267,144 higher than at December 31, 1994, primarily due to large machine invoices issued in March. This timing situation has caused a temporary decrease in the Company's cash balances.

   Approximately $3,400,000 of cash is required for payment of expenses that were incurred in connection with the reorganization (primarily legal and professional fees) and approximately $2,700,000 is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. Both of these amounts are expected to be paid in the second or third quarter of 1995. A portion of the unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of the Company, is not readily repatriatable because it is required for working capital purposes at these respective locations.

   As required under various agreements, EAL has pledged $3,655,866 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at March 31, 1995. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The following table reconciles Loss Before Income Taxes to earnings before reorganization items, inventory fair value adjustment charged to cost of products sold, interest, taxes, depreciation and amortization ("Adjusted EBITDA"):

                                                   Quarter Ended March 31,
                                                    1995            1994
                                                                (Predecessor
                                                                  Company)
Loss before income taxes                        $ (1,735,786)   $ (9,530,765)
Reorganization items                                       -       2,936,964
Inventory fair value adjustment
 charged to cost of products sold                  2,804,864               -
Non-cash expenses:
 Depreciation                                        894,437       2,021,109
 Amortization of goodwill, intangible
  assets and other items                             298,510       1,025,345
 Deferred rent (interest) on sale and
  leaseback financing arrangement                          -       1,670,479
 Payment in kind interest on the
  Secured Notes due December 14, 1999              1,366,890               -
 Amortization of debt discount                             -          71,179
                                                ____________    ____________
Cash available for use before non-cash
 interest expense and income taxes                 3,628,915      (1,805,689)

Cash interest expense (1)                            140,324       4,470,906
                                                ____________    ____________

Adjusted EBITDA                                 $  3,769,239    $  2,665,217

   (1) Cash interest expense for the Predecessor Company includes all accrued but unpaid interest prior to the Petition Date. Contractual interest of $3,066,227 on the unsecured debt of the Predecessor Company did not accrue subsequent to the Petition Date. Excludes amortization of debt discount, deferred rent (interest) on the sale and leaseback financing arrangement and interest on the Secured Notes due December 14, 1999 that will be paid in kind.

   Pursuant to the Amended Plan, the Company entered into a Credit Agreement dated as of December 14, 1994 (the "Credit Agreement"), with Bank One, Milwaukee, National Association ("Bank One"). The Credit Agreement contains a credit facility for working capital and general corporate purposes (the "Loan Facility") and a letter of credit facility (the "L/C Facility"). Under the Loan Facility, the Company may borrow up to $5,000,000 through December 31, 1995, and from January 1, 1996 through December 31, 1996, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on December 31, 1996 and interest is payable at the Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit for the benefit of the Company through December 31, 1996 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after December 31, 1997. As of March 31, 1995, the Company did not have any borrowings outstanding under the Loan Facility and $6,721,000 of the L/C Facility was being used.

   The agreements relating to the Secured Notes due December 14, 1999 and the Credit Agreement permit project financing which enables the Company to borrow money to pay costs associated with the manufacture of mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. As of March 31, 1995, the Company had $4,691,290 of outstanding project financing borrowings.

   The Company believes that, as a result of the reorganization, current and projected levels of liquidity, together with funds generated by operations, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   At March 31, 1995, the Company had approximately $1,379,000 of open approved capital appropriations. The Company does not anticipate any substantial increase in the level of capital expenditures for the remainder of 1995.

                                  PART II
                             OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BUCYRUS-ERIE COMPANY
                                              (Registrant)



Date     May 8, 1995                         Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date     May 8, 1995                         Phillip W. Mork
                                              President