Form 10-Q/A
period 1995-03-31
BUCYRUS ERIE CO /DE
filed 1995-07-12
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________


                                Form 10-Q/A
                              Amendment No. 1


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

                                  PART II
                             OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

          27.  Financial Data Schedule.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BUCYRUS-ERIE COMPANY
                                              (Registrant)



Date     July 10, 1995                        /s/ Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date     July 10, 1995                        /s/ Phillip W. Mork
                                              President

                            BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                     FOR QUARTER ENDED MARCH 31, 1995


                                        Incorporated                Sequential
Exhibit                                  Herein By       Filed         Page
Number     Description                   Reference      Herewith      Number

 27   Financial Data Schedule                              X