Form 10-Q
period 1995-06-30
BUCYRUS ERIE CO /DE
filed 1995-08-14
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________



                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1995

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

                        Yes   X                No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding August 4, 1995

Common Stock, par value $.01 per share                 10,234,574

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

Part I.  Financial Information:


         Consolidated Condensed Balance Sheets -
         June 30, 1995 and December 31, 1994                       3-4

         Consolidated Condensed Statements of Operations -
         Quarters and six months ended June 30, 1995
         and 1994                                                  5-6

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1995 and 1994                   7-8

         Notes to Consolidated Condensed Financial Statements     9-11

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     12-16


Part II. Other Information                                       17-18

         Signature Page                                             19

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       PART 1. FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)

                                June 30,        December 31,                                      June 30,       December 31,
                                  1995              1994                                            1995             1994
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $  7,404          $ 16,209          accrued expenses              $ 34,747         $ 32,703
 Receivables                      34,091            26,220         Liabilities to customers
 Inventories                      79,858            82,393          on uncompleted contracts
 Prepaid expenses and                                               and warranties                   6,171            6,239
  other current assets             1,820             1,856         Income taxes                      2,065            2,820
                                ________          ________         Short-term obligations            1,347                -
 Total Current Assets            123,173           126,678         Current maturities of
                                                                    long-term debt                   3,761            7,123
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                       3,676             3,675          Liabilities                     48,091           48,885
 Intangible assets - net           9,259             9,497
 Other assets                      2,482             2,414        DEFERRED LIABILITIES:
                                ________          ________         Income taxes                        263              122
                                  15,417            15,586         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                   3,237            3,261
 Cost                             37,665            35,897         Postretirement benefits          11,754           11,828
 Less accumulated                                                  Deferred plant closing
  depreciation                    (1,937)             (207)         expenses and other               6,544            7,071
                                ________          ________                                        ________         ________
                                  35,728            35,690                                          21,798           22,282
                                                                  LONG-TERM DEBT, less
                                                                   current maturities               55,892           53,170

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,234,574
                                                                    shares in 1995 and 10,170,417
                                                                    shares in 1994                     102              102
                                                                   Additional paid-in capital     $ 54,259         $ 53,898
                                                                   Accumulated deficit              (5,596)            (552)
                                                                   Cumulative foreign
                                                                    currency translation
                                                                    adjustments                       (228)             169
                                                                                                  ________         ________
                                                                                                    48,537           53,617
                                ________          ________                                        ________         ________
                                $174,318          $177,954                                        $174,318         $177,954

                   See accompanying notes to consolidated condensed financial statements.

                               BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                   PART I. FINANCIAL INFORMATION
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)

                                 Quarter Ended June 30,      Six Months Ended June 30,
                                 1995           1994           1995          1994
                                               (Predecessor                 (Predecessor
                                                 Company)                     Company)
Revenues:
  Net shipments                $ 55,709       $ 50,608       $112,582      $ 93,963
  Interest, royalties and
    miscellaneous                   289          1,510            619         1,861
                               ________       ________       ________      ________
                                 55,998         52,118        113,201        95,824
                               ________       ________       ________      ________
Costs and Expenses:
  Cost of products sold          47,923         42,468         97,649        79,033
  Product development, selling,
    administrative, and
    miscellaneous expenses        8,549          7,845         16,255        15,368
  Interest expense (Predecessor
    Company contractual interest
    not recognized in 1994 -
    $6,783 and $9,849, respectively)             1,509          2,438         3,016             8,650
  Reorganization items              473          2,193            473         5,129
                               ________       ________       ________      ________
                                 58,454         54,944        117,393       108,180
                               ________       ________       ________      ________

Loss before income taxes         (2,456)        (2,826)        (4,192)      (12,356)

Income taxes                        529            272            852           738
                               ________       ________       ________      ________

Net loss                         (2,985)        (3,098)        (5,044)      (13,094)

Redeemable preferred stock
 accretion                            -              -              -          (106)
Redeemable preferred stock
 dividends                            -              -              -           (40)
Redeemable preferred stock
  reorganization item                 -              -              -       (40,555)
                               ________       ________       ________      ________
Net loss attributable to
  common shareholders          $ (2,985)      $ (3,098)      $ (5,044)     $(53,795)

Weighted average number of
  common shares outstanding   10,173,237      9,269,859     10,171,835     9,267,497


Net loss per share of
 common stock:
  Net loss                    $     (.29)    $     (.33)    $     (.50)   $    (1.41)
  Redeemable preferred stock
    dividends, accretion and
    reorganization item                -              -              -         (4.39)
                              __________     __________     __________    __________
Net loss per share attributable
  to common shareholders      $     (.29)    $     (.33)    $     (.50)   $    (5.80)


               See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                        Six Months Ended June 30,
                                        1995              1994
                                                         (Predecessor
                                                           Company)
Cash Flows From Operating Activities
Net loss                             $  (5,044)        $ (13,094)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation                         1,820             3,972
    Amortization of goodwill, intangible
      assets and other items               597             1,969
    Deferred rent (interest) on sale and
      leaseback financing arrangement        -             3,341
    Payment in kind interest on the
      Secured Notes due December 14,
      1999                               2,735                 -
    Amortization of debt discount            -                71
    Gain on sale of property,
      plant and equipment                  (28)              (12)
    Non-cash reorganization items            -              1,080
    Changes in assets and liabilities:
      Increase in receivables           (8,009)            (7,014)
      Decrease (increase) in
        inventories                      1,966             (5,987)
      Decrease (increase) in other
        current assets                      56               (456)
      (Increase) decrease in
        other assets                       (62)               103
      Increase in current liabilities
        other than income taxes
        and current maturities
        of long-term debt                2,609             16,998
      (Decrease) increase in
        income taxes                      (594)               368
      Decrease in deferred liabilities
        other than income taxes         (1,213)              (572)
                                     _________          _________
Net cash (used in) provided by
  operating activities                  (5,167)               767
                                     _________          _________
Cash Flows From Investing Activities
Decrease in restricted funds
  on deposit                                 -                949
Purchases of property, plant
  and equipment                         (1,584)            (1,525)
Proceeds from sale of property, plant
  and equipment                             49                 65
                                     _________          _________
Net cash used in investing
  activities                            (1,535)              (511)
                                     _________          _________
Cash Flows From Financing Activities
Payments of current maturities of
  long-term debt                           (30)               (28)
Net increase (decrease) in short-term
  obligations                            1,347               (183)
Proceeds from issuance of long-term
  project financing obligations            880              5,367
Reduction of long-term project
  financing obligations                 (4,260)            (2,029)
                                     _________          _________
Net cash (used in) provided by
  financing activities                  (2,063)             3,127
                                     _________          _________

Effect of exchange rate
  changes on cash                          (40)              (208)
                                     _________          _________
Net (decrease) increase in cash
  and cash equivalents                  (8,805)             3,175
Cash and cash equivalents at
  beginning of period                   16,209             13,696
                                     _________          _________
Cash and cash equivalents at
  end of period                      $   7,404          $  16,871


Supplemental Disclosures of Cash Flow Information

                                        1995              1994
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings              $      117        $      173
  Income taxes - net of refunds           1,250               (43)


Supplemental Schedule of Non-Cash Investing and Financing Activities

(A) On June 27, 1995, the Company issued 64,157 shares of common stock as payment in full of $362 of liabilities for certain legal and professional fees incurred in connection with the Company's reorganization under chapter 11 of the Bankruptcy Code.

(B) Prior to February 18, 1994 (the "Petition Date"), the Predecessor Company increased the carrying amount of the Series A redeemable preferred stock by amounts representing the estimated fair value of the pre-petition dividends not declared or paid, but which were payable under mandatory redemption features. The Predecessor Company also recorded preferred stock discount accretion on these securities prior to the Petition Date. As of the Petition Date, the Predecessor Company increased the carrying amount of the Series A redeemable preferred stock to the amount of the allowed claim in the Amended Plan. The amounts as reflected in the consolidated condensed financial statements were as follows:

                                                         1994

       Redeemable preferred stock dividends at
         net book value                                $    129
       Redeemable preferred stock accretion                 106
       Write-up of redeemable preferred stock issued
         at a discount to amount of allowed claim
         in the Amended Plan                             40,555
                                                       ________
                                                       $ 40,790



  See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                      PART I.  FINANCIAL INFORMATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             (Dollars In Thousands, Except Per Share Amounts)

1. In the opinion of Bucyrus-Erie Company (the "Company"), the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in Note 3) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain reclassifications have been made to the 1994 consolidated condensed financial statements to present them on a basis consistent with the current year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1994 annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995.

3. On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("Holdings" or the "Predecessor Company") and the Company, which at such time was a wholly-owned subsidiary of Holdings, commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). On December 1, 1994, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization of Holdings and the Company as modified on December 1, 1994 (the "Amended Plan"). The Amended Plan was effective on December 14, 1994 (the "Effective Date") and on such date Holdings was merged with and into the Company.

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

   Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                     Quarter Ended June 30,       Six Months Ended June 30,
                     1995             1994        1995                1994
                                 (Predecessor                    (Predecessor
                                    Company)                        Company)
   Legal and
    professional
    fees             $  473          $2,274      $  473            $ 4,168
   Net adjustment of
    debt to amount of
    allowed claim in
    the Amended Plan      -               -           -                (33)
   Interest income        -             (81)          -               (119)
   Write-off
    previously
    recorded
    capitalized
    financing costs       -              -            -              1,113
                     ______         ______       ______            _______
                     $  473         $2,193       $  473            $ 5,129


   Write-up of
    redeemable
    preferred stock
    issued at a
    discount to
    amount of allowed
    claim in the
    Amended Plan    $    -         $    -        $    -            $40,555



4. Inventories are summarized as follows:

                                     June 30,       December 31,
                                       1995             1994

   Raw materials and parts           $ 10,390         $ 13,529
   Inventoried costs relating to
     uncompleted contracts              7,394            6,525
   Customers' advances offset
     against costs incurred on
     uncompleted contracts             (3,492)          (2,619)
   Work in process                     15,989           13,069
   Finished products (primarily
     replacement parts)                49,577           51,889
                                     ________         ________
                                     $ 79,858         $ 82,393


   The remaining fair value adjustment included in inventory as of June 30, 1995 and December 31, 1994 was $4,348 and $10,065, respectively.

5. Net loss per share of common stock is based on the weighted average number of common shares outstanding during the period. Net loss attributable to common shareholders for the Predecessor Company includes redeemable preferred stock dividends earned but not declared.

6. On March 7, 1995, Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock, amended a complaint (the "JNL Complaint") previously filed in a civil action (the "JNL Suit") in the United States District Court, Southern District of New York, to name as defendants certain of the Company's current and/or former officers and directors (the "Management Defendants") and others (collectively with the Management Defendants, the "Defendants"). The JNL Complaint sought unspecified money damages and other equitable relief from the Management Defendants in connection with
   (i) JNL's purchase of the Predecessor Company's Resettable Senior Notes and (ii) certain of the Defendants' alleged orchestration of a series of financings for the Predecessor Company which are alleged to have had the effect of rendering the Predecessor Company insolvent, incapable of competing in its markets and unable to pay its creditors, including JNL. The Management Defendants have rights to indemnification from the Company for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Company's Restated Bylaws. As previously reported in the Company's Report on Form 8-K dated May 31, 1995 (the "May 31, 1995 8-K"), the Company and JNL entered into a Settlement Agreement (the "Settlement Agreement") dated May 23, 1995, pursuant to which JNL agreed: (a) to execute general releases of all claims, known or unknown, arising at any time through the date of such releases, in favor of the Management Defendants, and (b) to discontinue with prejudice, and without costs as against any party, the JNL Suit as it relates to the Management Defendants. On June 8, 1995, JNL executed releases in favor of the Management Defendants. A Stipulation and Order of Dismissal, with prejudice and without costs and attorneys' fees to any party, was entered by the judge in the JNL Suit on June 13, 1995.

   In addition, JNL has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. As previously reported in the May 31, 1995 8-K, pursuant to the Settlement Agreement JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash JNL will accept payment in common stock of the Company at a price equal to $5.6375 per share (the average closing price of such stock on the Nasdaq National Market on June 20, 21, 22, 23 and 26, 1995). The Company has filed an objection to the JNL 503(b) Claim and a trial has been scheduled by the Bankruptcy Court to begin on November 29, 1995. The Company has been advised by legal counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying consolidated financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Dollars In Thousands)

   The following information is provided to assist in the understanding of Bucyrus-Erie Company's (the "Company") operations for the quarter and six months ended June 30, 1995.

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

Net Shipments and Net Loss

   Net shipments for the quarter and six months ended June 30, 1995 were $55,709 and $112,582, respectively, compared with $50,608 and $93,963 for the quarter and six months ended June 30, 1994, respectively. Shipments of repair parts and services for the quarter ended June 30, 1995 increased 3.6% from the quarter ended June 30, 1994 and for the six months ended June 30, 1995 increased 10.2% from the six months ended June 30, 1994. Both increases were due to increased shipments at foreign locations. Machine shipments for the quarter ended June 30, 1995 increased 29.4% from the quarter ended June 30, 1994 and for the six months ended June 30, 1995 increased 48.9% from the six months ended June 30, 1994. Both increases were due to increased blast hole drill shipments, primarily in coal and copper markets. The pricing for machines and repair parts has continued to remain steady with the changes primarily related to increased sales volume.

   Net loss for the quarter and six months ended June 30, 1995 was $2,985 and $5,044, respectively, compared with a net loss of $3,098 and $13,094 for the quarter and six months ended June 30, 1994. The decrease in net loss for the six months ended June 30, 1995 was primarily due to increased sales volume, reduced interest expense of $5,634 and reduced reorganization items of $4,656. Net loss for the quarter and six months ended June 30, 1995 includes charges of $2,912 and $5,717, respectively, which were charged to cost of products sold reflecting the effects of fresh start reporting for inventories which were written up by $10,427 on the Effective Date. Non-cash depreciation and amortization charges included in the net loss for the quarter and six months ended June 30, 1995 were $1,224 and $2,417, respectively, compared with $2,894 and $5,941, respectively, for the quarter and six months ended June 30, 1994.

   The Company's consolidated backlog on June 30, 1995 was $71,576 compared with $72,346 on December 31, 1994 and $80,372 on June 30, 1994. Machine backlog decreased 33.1% from December 31, 1994 and decreased 40.5% from June 30, 1994. Both decreases were primarily in electric mining shovel volume and reflect the shipment of a portion of the eight machine order received from Mitsubishi Corporation for Anshan Iron & Steel Company in China. Repair parts and service backlog increased 16.5% from December 31, 1994 and increased 5.6% from June 30, 1994. The increase from December 31, 1994 was primarily at foreign locations.

   New orders for the quarter ended June 30, 1995 increased 2.7% from the quarter ended June 30, 1994 and for the six months ended June 30, 1995 increased 11.5% from the six months ended June 30, 1994. New machine orders for the quarter ended June 30, 1995 decreased 80.3% from the quarter ended June 30, 1994 and for the six months ended June 30, 1995 remained constant when compared to the six months ended June 30, 1994. The decrease for the quarter ended June 30, 1995 was both in electric mining shovel and blast hole drill volume and represents normal fluctuation in machine sales activity. New repair parts and service orders for the quarter ended June 30, 1995 increased 30.4% from the quarter ended June 30, 1994 and for the six months ended June 30, 1995 increased 15.7% from the six months ended June 30, 1994. Both increases were at foreign locations. The Company believes expansion of coal and iron ore production in China and coal production in India, new copper projects in South America and replacement of old equipment in iron ore mines in the United States and Canada should provide near term machine sales potential. Inquiry levels for blast hole drills and electric mining shovels are currently at a strong level. Continued upgrading of existing machines along with movement of existing large draglines by operators to new mine sites and normal blast hole drill and electric mining shovel parts demand should result in steady shipments of repair parts worldwide in the next twelve months. Although the movement and upgrading of existing draglines should positively impact parts sales, these options continue to further reduce the worldwide demand for new draglines. In addition, the United States coal market continues to be negatively impacted by the effects of The Clean Air Act.

On July 25, 1995, the Company entered into separation agreements with three of its executive officers who resigned their positions with the Company.
Pursuant to the separation agreements, the Company is obligated to make monthly payments to such individuals over a fixed number of months. It is anticipated that, in accordance with generally accepted accounting principles, the Company will record an expense of approximately $1,500 in the quarter ending September 30, 1995 to reflect its obligation for these payments.

Interest, Royalties and Miscellaneous

Interest, royalties and miscellaneous for the quarter and six months ended June 30, 1995 were $289 and $619, respectively, compared with $1,510 and $1,861 for the quarter and six months ended June 30, 1994. Included in the 1994 amounts was an insurance settlement of $1,350 received in the second quarter of 1994.

Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1995 was $47,923 or 86.0% of net shipments compared with $42,468 or 83.9% of net shipments for the quarter ended June 30, 1994. For the six months ended June 30, 1995, cost of products sold was $97,649 or 86.7% of net shipments compared with $79,033 or 84.1% of net shipments for the six months ended June 30, 1994. Included in cost of products sold for the quarter and six months ended June 30, 1995 was $2,912 and $5,717, respectively, as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting and is being charged to cost of products sold as the inventory is sold. The Company expects the remaining adjustment of $4,348 to be charged to cost of products sold during the remainder of 1995. Without this charge, cost of products sold would have been 80.8% for the quarter ended June 30, 1995 and 81.7% for the six months ended June 30, 1995. The changes in these percentages from 1994 were primarily the result of the mix of products sold.

Product Development, Selling, Administrative, and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1995 were $8,549 or 15.3% of net shipments compared with $7,845 or 15.5% of net shipments for the quarter ended June 30, 1994. The amounts for the six months ended June 30, 1995 and 1994 were $16,255 or 14.4% of net shipments and $15,368 or 16.4% of net shipments, respectively. The percentage decreases were primarily due to the increase in net shipments.

Interest Expense

   Interest expense for the quarter and six months ended June 30, 1995 was $1,509 and $3,016, respectively, compared with $2,438 and $8,650 for the quarter and six months ended June 30, 1994, respectively. The decrease was primarily due to the exchange of unsecured debt securities of the Predecessor Company and the Company for shares of the Company's common stock in connection with the Company's reorganization pursuant to the Amended Plan.

Income Taxes

   Income tax expense for the quarter and six months ended June 30, 1995 and 1994 consists primarily of the recognition of foreign tax expense at applicable statutory rates. Domestic income tax expense is recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

Capitalization

   The long-term debt to equity ratio as of June 30, 1995 and December 31, 1994 was 1.2 to 1 and 1.0 to 1, respectively.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1995 and December 31, 1994 were as follows:
                                                  June 30,      December 31,
                                                    1995            1994

Working capital                                   $ 75,082        $ 77,793
Current ratio                                     2.6 to 1        2.6 to 1

   The table below summarizes the Company's cash position at June 30, 1995:

                                    Restricted    Unrestricted
Location                               Cash           Cash          Total

United States                        $      -       $  1,043       $  1,043
Foreign Subsidiaries                       20          5,526          5,546
Equipment Assurance Limited             3,656            835          4,491
                                     ________       ________       ________
                                     $  3,676       $  7,404       $ 11,080


   The decrease in the Company's cash balances from December 31, 1994 was primarily due to the payment of reorganization items and an increase in receivables.

   Approximately $1,475 of cash is required for payment of expenses that were incurred in connection with the reorganization (primarily legal and professional fees) and approximately $2,700 is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. Most of these amounts are expected to be paid in the fourth quarter of 1995. A portion of the unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of the Company, is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Pursuant to the Amended Plan, the Company entered into a Credit Agreement dated as of December 14, 1994 (the "Credit Agreement"), with Bank One, Milwaukee, National Association ("Bank One"). The Credit Agreement contains a credit facility for working capital and general corporate purposes (the "Loan Facility") and a letter of credit facility (the "L/C Facility"). Under the Loan Facility, the Company may borrow up to $5,000,000 through December 31, 1995, and from January 1, 1996 through December 31, 1996, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on December 31, 1996 and interest is payable at the Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit for the benefit of the Company through December 31, 1996 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after December 31, 1997. As of June 30, 1995, the Company did not have any borrowings outstanding under the Loan Facility and $3,837 of the L/C Facility was being used.

   The agreements relating to the Company's Secured Notes due December 14, 1999 and the Credit Agreement permit project financing which enables the Company to borrow money to pay costs associated with the manufacture of mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. As of June 30, 1995, the Company had $2,857 of outstanding project financing borrowings.

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

   As required under various agreements, EAL has pledged $3,656 of its cash to secure its reimbursement obligations for outstanding letters of credit and an affiliate's bank debt at June 30, 1995. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   At June 30, 1995, the Company had approximately $1,726 of open approved capital appropriations. The Company does not anticipate any substantial increase in the level of capital expenditures for the remainder of 1995.

   The following table reconciles Loss Before Income Taxes to earnings before reorganization items, inventory fair value adjustment charged to cost of products sold, interest, taxes, depreciation and amortization ("Adjusted EBITDA"):

                     Quarter Ended June 30,        Six Months Ended June 30,
                     1995             1994         1995               1994
                                (Predecessor                     (Predecessor
                                   Company)                         Company)
Loss before income
 taxes               $ (2,456)      $ (2,826)      $ (4,192)       $(12,356)
Reorganization items      473          2,193            473           5,129
Inventory fair value
 adjustment charged
 to cost of products
 sold                   2,912              -          5,717               -
Non-cash expenses:
 Depreciation             926          1,951          1,820           3,972
 Amortization of
  goodwill, intangible
  assets and other
  items                   298            943            597           1,969
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement               -           1,671             -           3,341
 Payment in kind
  interest on the
  Secured Notes due
  December 14, 1999     1,368               -         2,735               -
 Amortization of
 debt discount              -               -             -              71
                     ________        ________      ________        ________
Cash available for
 use before non-cash
 interest expense
 and income taxes       3,521           3,932         7,150           2,126

Cash interest
 expense (1)              141             767           281           5,238
                     ________        ________      ________        ________
Adjusted EBITDA      $  3,662        $  4,699      $  7,431        $  7,364


   (1) Cash interest expense for the Predecessor Company includes all accrued but unpaid interest prior to the Petition Date. Contractual interest for the quarter and six months ended June 30, 1994 of $6,783 and $9,849, respectively, on the unsecured debt of the Predecessor Company did not accrue subsequent to the Petition Date. Excludes amortization of debt discount, deferred rent (interest) on the sale and leaseback financing arrangement and interest on the Company's Secured Notes due December 14, 1999 that will be paid in kind.

                                  PART II
                             OTHER INFORMATION



Item 1.    Legal Proceedings.

       As previously reported in the Company's Report on Form 10-K for the year ended December 31, 1994, (the "December 31, 1994 10-K") Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock, has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code in the amount of approximately $3,300,000, and the Company, at the direction of a Special Committee of its Board of Directors, has filed an objection to the JNL 503(b) Claim. As previously reported in the Company's Report on Form 8-K dated May 31, 1995 (the "May 31, 1995 8-K"), the Company and JNL entered into a Settlement Agreement dated May 23, 1995 (the "Settlement Agreement"), pursuant to which JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash JNL will accept payment in common stock of the Company at a price equal to the average closing price of such stock on the Nasdaq National Market for the five trading days prior to a date, not earlier than June 12, 1995 and not later than June 30, 1995, to be determined by the Company on or before June 5, 1995 in its sole discretion (such trading days having been selected by the Company on June 5, 1995 to be June 20, 21, 22, 23 and 26, 1995, and such average closing price having thus been determined to be $5.6375 per share). The Bankruptcy Court has scheduled a November 29, 1995 trial date. The Company and the Special Committee have been advised by counsel to the Company that in such counsel's opinion the JNL 503(b) Claim is without merit; however, the outcome of this matter cannot presently be determined.

       As previously reported in the December 31, 1994 10-K, JNL and First Trust National Association are the plaintiffs in a suit in the United States District Court, Southern District of New York, which, upon the filing of a Third Amended Complaint on March 7, 1995, was pending against Greycliff Partners, Greycliff Partners, Ltd., Mikael Salovaara, Alfred C. Eckert III, South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., South Street Corporate Recovery Fund I (International), L.P., State Street Bank and Trust Company of Connecticut, National Association, as trustee, William B. Winter, the former Chairman of the Board of the Company, Norbert J. Verville, then the Company's Vice President - Finance and Treasurer and a former Director, Ray G. Olander, the Company's former Vice Chairman and Director, David M. Goelzer, then the Company's Vice President, Secretary and General Counsel (Messrs. Winter, Verville, Olander and Goelzer are herein referred to as the "Management Defendants"), and Does 1-100. The Management Defendants have rights to indemnification from the Company for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Company's Restated Bylaws. As previously reported in the May 31, 1995 8-K, pursuant to the Settlement Agreement JNL agreed: (a) to execute general releases of all claims, known or unknown, arising at any time through the date of such releases, in favor of the Management Defendants, and (b) to discontinue with prejudice, and without costs as against any party, the JNL Suit as it relates to the Management Defendants. On June 8, 1995, JNL executed releases in favor of the Management Defendants. A Stipulation and Order of Dismissal, with prejudice and without costs and attorneys' fees to any party, was entered by the judge in the JNL Suit on June 13, 1995.



Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           See Exhibit Index on last page of this report, which is incorporated herein by reference.

       (b) Report on Form 8-K

           1.  Items Reported:

               A. Announcement by the Company of the dismissal of
                  Deloitte & Touche LLP as its independent accountants and the engagement of Arthur Andersen LLP as its new independent accountants

               B. Announcement by the Company of the Settlement Agreement
                  referred to herein.  See Part II, Item 1, "Legal
                  Proceedings".

           2.  Financial Statements:  None.

           3.  Date:  May 31, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BUCYRUS-ERIE COMPANY
                                              (Registrant)



Date    August 11, 1995                       /s/Craig R. Mackus
                                              Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date    August 11, 1995                       /s/Frank W. Miller
                                              Frank W. Miller
                                              Interim President and CEO

                            BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1995

                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number


 27     Financial Data Schedule                  X