Form 10-Q
period 1995-09-30
BUCYRUS ERIE CO /DE
filed 1995-11-13
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________



                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1995

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


               Class                            Outstanding November 9, 1995

Common Stock, par value $.01 per share                 10,234,574

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

Part I.  Financial Information:


         Consolidated Condensed Balance Sheets -
         September 30, 1995 and December 31, 1994                  3-4

         Consolidated Condensed Statements of Operations -
         Quarters and nine months ended September 30, 1995
         and 1994                                                  5-6

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 1995 and 1994             7-8

         Notes to Consolidated Condensed Financial Statements     9-11

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     12-17


Part II. Other Information                                          18

         Signature Page                                             19

         Exhibit Index                                            EI-1

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       PART 1. FINANCIAL INFORMATION
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                             September 30,      December 31,                                   September 30,     December 31,
                                  1995              1994                                            1995             1994
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $ 11,816          $ 16,209          accrued expenses              $ 41,203         $ 32,703
 Receivables                      31,312            26,220         Liabilities to customers
 Inventories                      77,098            82,393          on uncompleted contracts
 Prepaid expenses and                                               and warranties                   7,568            6,239
  other current assets             1,585             1,856         Income taxes                      2,476            2,820
                                ________          ________         Short-term obligations            2,880                -
 Total Current Assets            121,811           126,678         Current maturities of
                                                                    long-term debt                   1,152            7,123
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                       2,877             3,675          Liabilities                     55,279           48,885
 Intangible assets - net           9,140             9,497
 Other assets                      2,468             2,414        DEFERRED LIABILITIES:
                                ________          ________         Income taxes                        514              122
                                  14,485            15,586         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                   3,211            3,261
 Cost                             38,239            35,897         Postretirement benefits          11,542           11,828
 Less accumulated                                                  Deferred plant closing
  depreciation                    (2,863)             (207)         expenses and other               7,465            7,071
                                ________          ________                                        ________         ________
                                  35,376            35,690                                          22,732           22,282
                                                                  LONG-TERM DEBT, less
                                                                   current maturities               57,330           53,170

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,234,574
                                                                    shares in 1995 and 10,170,417
                                                                    shares in 1994                     102              102
                                                                   Additional paid-in capital     $ 54,259         $ 53,898
                                                                   Accumulated deficit             (17,647)            (552)
                                                                   Cumulative foreign
                                                                    currency translation
                                                                    adjustments                       (383)             169
                                                                                                  ________         ________
                                                                                                    36,331           53,617
                                ________          ________                                        ________         ________
                                $171,672          $177,954                                        $171,672         $177,954

                 See accompanying notes to consolidated condensed financial statements.

                               BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                   PART I. FINANCIAL INFORMATION
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                               Quarter Ended September 30,  Nine Months Ended September 30,
                                  1995           1994          1995            1994
                                             (Predecessor                  (Predecessor
                                               Company)                       Company)
Revenues:
  Net shipments                $ 61,408        $ 50,648     $173,990          $144,611
  Interest, royalties and
    miscellaneous                   314             157          933             2,018
                               ________        ________     ________          ________
                                 61,722          50,805      174,923           146,629
                               ________        ________     ________          ________
Costs and Expenses:
  Cost of products sold          58,625          41,668      156,102           120,904
  Product development, selling,
    administrative, and
    miscellaneous expenses        9,761           7,778       26,188            22,943
  Interest expense (Predecessor
    Company contractual
    interest not recognized
    in 1994 - $6,986 and
    $16,835, respectively)        1,558           2,674        4,574            11,324
  Restructuring expenses          2,577               -        2,577                 -
  Reorganization items              446           1,385          919             6,514
                               ________        ________     ________          ________
                                 72,967          53,505      190,360           161,685
                               ________        ________     ________          ________

Loss before income taxes        (11,245)         (2,700)     (15,437)          (15,056)

Income taxes                        806             458        1,658             1,196
                               ________        ________     ________          ________

Net loss                        (12,051)         (3,158)     (17,095)          (16,252)

Redeemable preferred stock
 accretion                            -               -            -              (106)
Redeemable preferred stock
 dividends                            -               -            -               (40)
Redeemable preferred stock
  reorganization item                 -               -            -           (40,555)
                               ________        ________     ________          ________
Net loss attributable to
  common shareholders          $(12,051)       $ (3,158)    $(17,095)         $(56,953)


Weighted average number of
  common shares outstanding    10,234,574       9,269,859   10,192,978         9,268,293


Net loss per share of
 common stock:
  Net loss                     $    (1.18)     $     (.34)  $    (1.68)       $    (1.75)
  Redeemable preferred stock
    dividends, accretion and
    reorganization item                 -               -            -             (4.39)
                               __________      __________   __________        __________
Net loss per share
  attributable to
  common shareholders          $    (1.18)     $     (.34)  $    (1.68)       $    (6.14)

                 See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       PART I. FINANCIAL INFORMATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)
                                     Nine Months Ended September 30,
                                        1995              1994
                                                         (Predecessor
                                                           Company)
Cash Flows From Operating Activities
Net loss                             $ (17,095)        $ (16,252)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Inventory obsolescence
      adjustment                         4,416                 -
    Depreciation                         2,773             5,832
    Amortization of goodwill,
      intangible assets and
      other items                          896             2,914
    Deferred rent (interest) on
      sale and leaseback
      financing arrangement                  -             5,189
    Payment in kind interest on the
      Secured Notes due
       December 14, 1999                 4,180                 -
    Amortization of debt discount            -                71
    Gain on sale of property,
      plant and equipment                  (26)              (14)
    Non-cash reorganization items            -             1,080
    Changes in assets and liabilities:
      Increase in receivables           (5,233)           (3,385)
      Decrease (increase) in
        inventories                        404            (4,325)
      Decrease (increase) in other
        current assets                     260              (294)
      (Increase) decrease in
        other assets                       (53)              103
      Increase in current liabilities
        other than income taxes,
        short-term obligations
        and current maturities
        of long-term debt               10,209            16,336
      Increase in income taxes              53               589
      Decrease in deferred
        liabilities other than
        income taxes                      (731)             (776)
                                     _________         _________
Net cash provided by
  operating activities                      53             7,068
                                     _________         _________
Cash Flows From Investing Activities
Decrease in restricted funds
  on deposit                               798               948
Purchases of property, plant
  and equipment                         (2,205)           (2,054)
Proceeds from sale of property,
  plant and equipment                       76                75
                                     _________         _________
Net cash used in
  investing activities                  (1,331)           (1,031)
                                     _________         _________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                  3,581             7,239
Reduction of project financing
  obligations                           (6,861)           (4,340)
Net increase (decrease) in other
  bank borrowings                          179              (308)
Payments of current maturities of
  long-term debt                           (30)              (27)
                                     _________         _________
Net cash (used in) provided by
  financing activities                  (3,131)            2,564
                                     _________         _________

Effect of exchange rate
  changes on cash                           16               (15)
                                     _________         _________
Net (decrease) increase in cash
  and cash equivalents                  (4,393)            8,586
Cash and cash equivalents at
  beginning of period                   16,209            13,696
                                     _________         _________
Cash and cash equivalents at
  end of period                      $  11,816         $  22,282


Supplemental Disclosures of Cash Flow Information

                                        1995              1994
Cash paid (received) during
 the period for:
  Interest on long-term debt
    and bank borrowings              $     171         $     222
  Income taxes - net of refunds          1,079              (395)

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

1. In the opinion of Bucyrus-Erie Company (the "Company"), the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in Notes 3, 4 and 5) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain warranty expenses previously included in product development and selling expense are now included in cost of products sold, and certain engineering expenses previously included in cost of products sold are now included in product development expense. Reclassifications have been made to the 1994 consolidated condensed financial statements to present them on a basis consistent with the current year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1994 annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 1995.

3. Restructuring expenses of $2,577 for the quarter and nine months ended September 30, 1995 consist of employee severance expenses recorded to reflect the cost of reduced employment and the resignation of three former officers of the Company.

4. On February 18, 1994 (the "Petition Date"), B-E Holdings, Inc. ("Holdings" or the "Predecessor Company") and the Company, which at such time was a wholly-owned subsidiary of Holdings, commenced voluntary petitions under chapter 11 of the Bankruptcy Code and filed a prepackaged joint plan of reorganization in the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). On December 1, 1994, the Bankruptcy Court entered an order confirming the Second Amended Joint Plan of Reorganization of Holdings and the Company as modified on December 1, 1994 (the "Amended Plan"). The Amended Plan was effective on December 14, 1994 (the "Effective Date") and on such date Holdings was merged with and into the Company.

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

   Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                         Quarter Ended          Nine Months Ended
                         September 30,            September 30,
                      1995        1994        1995          1994
                               (Predecessor               (Predecessor
                                  Company)                   Company)
Legal and
 professional
 fees                $  446      $1,520      $  919       $ 5,688
Net adjustment of
 debt to amount of
 allowed claim in
 the Amended Plan         -           -           -           (33)
Interest income           -        (135)          -          (254)
Write-off
 previously
 recorded
 capitalized
 financing costs          -           -           -         1,113
                     ______      ______      ______       _______
                     $  446      $1,385      $  919       $ 6,514


Write-up of
 redeemable
 preferred stock
 issued at a
 discount to
 amount of allowed
 claim in the
 Amended Plan        $    -      $    -      $    -       $40,555


5. Inventories are summarized as follows:

                                    September 30,   December 31,
                                        1995            1994
   Raw materials and parts            $ 10,028        $ 13,529
   Inventoried costs relating to
     uncompleted contracts               4,103           6,525
   Customers' advances offset
     against costs incurred on
     uncompleted contracts              (1,309)         (2,619)
   Work in process                      15,717          13,069
   Finished products (primarily
     replacement parts)                 48,559          51,889
                                      ________        ________
                                      $ 77,098        $ 82,393

   The remaining fair value adjustment included in inventory as of September 30, 1995 and December 31, 1994 was $1,535 and $10,065,
   respectively. The Company completed an evaluation of its inventory and recorded a charge of $4,416 to cost of products sold for the quarter ended September 30, 1995 for the eventual scrapping and disposal of excess inventory which existed for certain older and discontinued machine models.

6. Net loss per share of common stock is based on the weighted average number of common shares outstanding during the period. Net loss attributable to common shareholders for the Predecessor Company includes redeemable preferred stock dividends earned but not declared.

7. On March 7, 1995, Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock, amended a complaint (the "JNL Complaint") previously filed in a civil action (the "JNL Suit") in the United States District Court, Southern District of New York, to name as defendants certain of the Company's current and/or former officers and directors (the "Management Defendants") and others (collectively with the Management Defendants, the "Defendants"). The JNL Complaint sought unspecified money damages and other equitable relief from the Management Defendants in connection with
   (i) JNL's purchase of the Predecessor Company's Resettable Senior Notes and (ii) certain of the Defendants' alleged orchestration of a series of financings for the Predecessor Company which are alleged to have had the effect of rendering the Predecessor Company insolvent, incapable of competing in its markets and unable to pay its creditors, including JNL. The Management Defendants have rights to indemnification from the Company for any costs and expenses incurred by them in connection with the JNL Complaint pursuant to the Amended Plan and the Company's Restated Bylaws. As previously reported in the Company's Report on Form 8-K dated May 31, 1995 (the "May 31, 1995 8-K"), the Company and JNL entered into a Settlement Agreement (the "Settlement Agreement") dated May 23, 1995, pursuant to which JNL agreed: (a) to execute general releases of all claims, known or unknown, arising at any time through the date of such releases, in favor of the Management Defendants, and (b) to discontinue with prejudice, and without costs as against any party, the JNL Suit as it relates to the Management Defendants. On June 8, 1995, JNL executed releases in favor of the Management Defendants. A Stipulation and Order of Dismissal, with prejudice and without costs and attorneys' fees to any party, was entered by the judge in the JNL Suit on June 13, 1995.

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

   The following information is provided to assist in the understanding of Bucyrus-Erie Company's (the "Company") operations for the quarter and nine months ended September 30, 1995.

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

Net Shipments and Net Loss

   Net shipments for the quarter and nine months ended September 30, 1995 were $61,408 and $173,990, respectively, compared with $50,648 and $144,611 for the quarter and nine months ended September 30, 1994, respectively. Shipments of repair parts and services for the quarter ended September 30, 1995 were $39,234, which is an increase of 0.9% from the quarter ended September 30, 1994. Shipments of repair parts and services for the nine months ended September 30, 1995 were $117,144, which is an increase of 6.9% from the nine months ended September 30, 1994. Both increases were due to increased shipments at foreign locations. Machine shipments for the quarter ended September 30, 1995 were $22,174, which is an increase of 88.6% from the quarter ended September 30, 1994. Machine shipments for the nine months ended September 30, 1995 were $56,846, which is an increase of 62.2% from the nine months ended September 30, 1994. Both increases were due to increased blast hole drill and electric mining shovel shipments, primarily in copper, coal and iron markets. The pricing for machines and repair parts has continued to remain steady with the changes primarily related to increased sales volume.

   Net loss for the quarter and nine months ended September 30, 1995 was $12,051 and $17,095, respectively, compared with a net loss of $3,158 and $16,252 for the quarter and nine months ended September 30, 1994, respectively. The increase in net loss for the quarter ended September 30, 1995 was primarily due to the recording of inventory obsolescence adjustments of $4,416, an increase in customer warranty reserves of $1,018 and restructuring expenses of $2,577. Net loss for the quarter and nine months ended September 30, 1995 includes charges of $2,813 and $8,530, respectively, which were charged to cost of products sold reflecting the effects of fresh start reporting for inventories which were written up by $10,427 on the Effective Date. Non-cash depreciation and amortization charges included in the net loss for the quarter and nine months ended September 30, 1995 were $1,252 and $3,669, respectively, compared with $2,805 and $8,746 for the quarter and nine months ended September 30, 1994, respectively.

   The Company's consolidated backlog on September 30, 1995 was $90,879 compared with $72,346 on December 31, 1994 and $74,299 on September 30, 1994. Machine backlog increased 21.2% from December 31, 1994 and increased 19.7% from September 30, 1994. Repair parts and service backlog increased 28.0% from December 31, 1994 and increased 23.7% from September 30, 1994. The increases in repair parts and service backlog were primarily at foreign locations.

   New orders for the quarter ended September 30, 1995 increased 81.1% from the quarter ended September 30, 1994 and for the nine months ended
September 30, 1995 increased 32.9% from the nine months ended September 30, 1994. New machine orders for the quarter ended September 30, 1995 increased 307.2% from the quarter ended September 30, 1994 and for the nine months ended September 30, 1995 increased 77.1% from the nine months ended September 30, 1994. The increases were both in electric mining shovel and blast hole drill volume and represent strong machine sales activity. New repair parts and service orders for the quarter ended September 30, 1995 increased 24.9% from the quarter ended September 30, 1994 and for the nine months ended
September 30, 1995 increased 18.7% from the nine months ended September 30, 1994. Both increases in repair parts and service orders were at foreign locations. Blast hole drill and electric mining shovel inquiries remained at a relatively high level for the quarter. The Company believes that new machine sales activity will improve in the near term as a result of the high inquiry levels. These inquiries are primarily from South America and China as a result of the continued strength of mineral prices. New walking dragline activity is also expected in the near term in coal applications in Australia. The North American market for electric mining shovels and blast hole drills remains steady in iron ore, copper and the low sulphur coal fields in the Western United States.

Interest, Royalties and Miscellaneous

   Interest, royalties and miscellaneous for the quarter and nine months ended September 30, 1995 were $314 and $933, respectively, compared with $157 and $2,018 for the quarter and nine months ended September 30, 1994, respectively. Included in the amount for the nine months ended September 30, 1994 was an insurance settlement of $1,350 received in the second quarter of 1994.

Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 1995 was $58,625 or 95.5% of net shipments compared with $41,668 or 82.3% of net shipments for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, cost of products sold was $156,102 or 89.7% of net shipments compared with $120,904 or 83.6% of net shipments for the nine months ended September 30, 1994. Included in cost of products sold for the quarter and nine months ended September 30, 1995 was $2,813 and $8,530, respectively, as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting and is being charged to cost of products sold as the inventory is sold. The Company expects the remaining adjustment of $1,535 to be charged to cost of products sold during the fourth quarter of 1995.

   The Company has completed an evaluation of its inventory and determined that excess levels existed for certain older and discontinued machine models. Accordingly, a charge of $4,416 was made to cost of products sold for the quarter ended September 30, 1995 for the eventual scrapping and disposal of this inventory. The Company also recorded a charge to cost of products sold of $1,018 for the quarter ended September 30, 1995 as a result of the reestimation of certain customer warranty reserves.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1995 were $9,761 or 15.9% of net shipments compared with $7,778 or 15.4% of net shipments for the quarter ended
September 30, 1994. The amounts for the nine months ended September 30, 1995 and 1994 were $26,188 or 15.1% of net shipments and $22,943 or 15.9% of net shipments, respectively.

Interest Expense

   Interest expense for the quarter and nine months ended September 30, 1995 was $1,558 and $4,574, respectively, compared with $2,674 and $11,324 for the quarter and nine months ended September 30, 1994, respectively. The decrease was primarily due to the exchange of unsecured debt securities of the Predecessor Company and the Company for shares of the Company's common stock in connection with the Company's reorganization pursuant to the Amended Plan.

Restructuring Expenses

   Restructuring expenses of $2,577 for the quarter and nine months ended September 30, 1995 consist of employee severance expenses recorded to reflect the cost of reduced employment and the resignation of three former officers of the Company.

Income Taxes

   Income tax expense for the quarter and nine months ended September 30, 1995 and 1994 consists primarily of foreign taxes at applicable statutory rates.

Capitalization

   The long-term debt to equity ratio as of September 30, 1995 and December 31, 1994 was 1.6 to 1 and 1.0 to 1, respectively. The increase in the ratio is due to net losses incurred in 1995.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1995 and December 31, 1994 were as follows:

                                    September 30,       December 31,
                                         1995               1994
Working capital                        $ 66,532           $ 77,793
Current ratio                          2.2 to 1           2.6 to 1

   The decrease in working capital was primarily due to the inventory fair value adjustment of $8,530 being charged to cost of products sold as the inventory is sold and the inventory obsolescence adjustment of $4,416.

   The table below summarizes the Company's cash position at September 30, 1995:

                               Restricted    Unrestricted
Location                          Cash           Cash          Total
United States                   $      -       $  4,177       $  4,177
Foreign Subsidiaries                  21          6,248          6,269
Equipment Assurance Limited        2,856          1,391          4,247
                                ________       ________       ________
                                $  2,877       $ 11,816       $ 14,693

   The decrease in the Company's cash balances from December 31, 1994 was primarily due to the payment of reorganization items and an increase in receivables.

   Approximately $1,658 of cash is required for payment of expenses that were incurred in connection with the reorganization (primarily legal and professional fees) and approximately $2,700 is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. Approximately $1,000 of the legal and professional fees is expected to be paid in the fourth quarter of 1995 and the remaining fees are expected to be paid in 1996. The amount to be refunded to the Internal Revenue Service is expected to be paid in the fourth quarter of 1995 or first quarter of 1996. A portion of the unrestricted cash at the foreign subsidiaries and Equipment Assurance Limited ("EAL"), an off-shore insurance subsidiary of the Company, is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Pursuant to the Amended Plan, the Company entered into a Credit Agreement dated as of December 14, 1994 (the "Credit Agreement"), with Bank One, Milwaukee, National Association ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $5,000 through December 31, 1995, and from January 1, 1996 through December 31, 1996, the Company may borrow up to $2,500, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on December 31, 1996 and interest is payable at the Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit for the benefit of the Company through April 30, 1997 in an aggregate amount not in excess of $15,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1998. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Project Financing Facility bear interest at the Company's option either at a rate equal to Bank One's reference rate or an adjusted LIBOR rate plus 2.25% per annum. As of September 30, 1995, the Company had $179 of borrowings outstanding under the Loan Facility and $3,467 of the L/C Facility was being used. There were no borrowings under the Bank One Project Financing Facility.

   The agreements relating to the Company's Secured Notes due December 14, 1999 and the Credit Agreement permit additional project financing which enables the Company to borrow money to pay costs associated with the manufacture of mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. As of September 30, 1995, the Company had $2,957 of outstanding project financing borrowings not related to the Bank One Project Financing Facility.

   The Company believes that current levels of liquidity, together with funds available from its Credit Agreement and other project financing arrangements and funds generated by operations, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   As required under various agreements, EAL has pledged $2,856 of its cash to secure its reimbursement obligations for outstanding letters of credit at September 30, 1995. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   At September 30, 1995, the Company had approximately $1,974 of open approved capital appropriations. The Company does not anticipate any substantial increase in the level of capital expenditures for the remainder of 1995 or 1996.

   The following table reconciles Loss Before Income Taxes to earnings before interest, income taxes, depreciation, amortization, inventory fair value adjustment charged to cost of products sold, restructuring expenses and reorganization items ("Adjusted EBITDA"):

                          Quarter Ended          Nine Months Ended
                          September 30,            September 30,
                       1995         1994        1995        1994
                                 (Predecessor             (Predecessor
                                    Company)                 Company)
Loss before income
 taxes                 $(11,245)   $ (2,700)   $(15,437)    $(15,056)
Restructuring
 expenses                 2,577           -       2,577            -
Reorganization items        446       1,385         919        6,514
Inventory fair value
 adjustment charged
 to cost of products
 sold                     2,813            -       8,530           -
Non-cash expenses:
 Depreciation               953        1,860       2,773       5,832
 Amortization of
  goodwill, intangible
  assets and other
  items                     299          945         896       2,914
 Deferred rent
  (interest) on sale
  and leaseback
  financing
  arrangement                 -        1,848           -       5,189
 Payment in kind
  interest on the
  Secured Notes due
  December 14, 1999       1,445           -       4,180            -
 Amortization of
 debt discount                -            -           -          71
                       ________     ________    ________    ________
Cash available for
 use before non-cash
 interest expense
 and income taxes        (2,712)       3,338       4,438       5,464

Cash interest
 expense (1)                113          826         394       6,064
                       ________     ________    ________    ________
Adjusted EBITDA (2)    $ (2,599)   $  4,164    $  4,832     $ 11,528

   (1) Cash interest expense for the Predecessor Company includes all accrued but unpaid interest prior to the Petition Date. Contractual interest for the quarter and nine months ended September 30, 1994 of $6,986 and $16,835, respectively, on the unsecured debt of the Predecessor Company did not accrue subsequent to the Petition Date. Excludes amortization of debt discount, deferred rent (interest) on the sale and leaseback financing arrangement and interest on the Company's Secured Notes due December 14, 1999 that will be paid in kind.

   (2) Adjusted EBITDA for the quarter and nine months ended September 30, 1995 is reduced by a $4,416 charge to cost of products sold for the eventual scrapping and disposal of excess inventory which existed for certain older and discontinued machine models.

                                   PART II
                             OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           See Exhibit Index on last page of this report, which is incorporated herein by reference.

       (b) Report on Form 8-K

           1.  Items Reported:

               A. Press release, dated July 25, 1995, of Bucyrus-Erie
                  Company announcing the resignation of certain members of management and the appointment of interim management.

               B. Management Agreement, dated July 21, 1995, between
                  Bucyrus-Erie Company and Miller Associates.

           2.  Financial Statements:  None.

           3.  Date:  July 25, 1995

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BUCYRUS-ERIE COMPANY
                                              (Registrant)



Date    November 13, 1995                     /s/Craig R. Mackus
                                              Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date    November 13, 1995                     /s/Frank W. Miller
                                              Frank W. Miller
                                              Interim President and CEO

                            BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1995
                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number

  3.2   Restated Bylaws of                       X
        Bucyrus-Erie Company,
        as amended on
        August 1-2, 1995.

        (a) Amendment to                         X
        Section 5.3 and 5.4
        of Article V of the
        Restated Bylaws of
        Bucyrus-Erie Company
        adopted by Board of
        Directors at its
        meeting of August 1-2,
        1995.

 10.1   Credit Agreement,      Exhibit 10.1 to
        dated as of            Registrant's
        December 14, 1994,     December 14, 1994
        between Bank One,      8-K
        Milwaukee, National
        Association and
        Bucyrus-Erie Company
        ("1994 Credit
        Agreement")

        (a) First Amendment                      X
        to 1994 Credit
        Agreement dated
        June 22, 1995.

        (b) Second Amendment                     X
        to 1994 Credit
        Agreement dated
        August 31, 1995.

 10.2   Separation Agreement                     X
        and Mutual Release
        between Bucyrus-Erie
        Company and P. W. Mork
        dated July 25, 1995.

 10.3   Separation Agreement                     X
        and Mutual Release
        between Bucyrus-Erie
        Company and N. J.
        Verville dated
        July 25, 1995.

 10.4   Separation Agreement                     X
        and Mutual Release
        between Bucyrus-Erie
        Company and D. M.
        Goelzer dated
        July 25, 1995.

 10.5   Becor Western          Exhibit 10.11 to
        Salaried Employees'    B-E Holdings, Inc.
        Retirement Plan        Annual Report on
        ("BSERP"), as          Form 10-K dated
        restated through       March 29, 1988.
        June 4, 1987.

        (a) Amendment          Exhibit 10.6(b)
        to BSERP,              to Registrant's
        Section 13.01(iii)     Annual Report on
                               Form 10-K dated
                               March 29, 1990.
                               ("Registrant's
                               1989 10-K")

        (b) Amendments to      Exhibit 10.6(c)
        BSERP, Sections 1.23   to Registrant's
        and new Supplements    1989 10-K.
        No. 6 and 10.

        (c) Amendment to       Exhibit 10.6(d)
        BSERP per U.S.         to Registrant's
        Internal Revenue       1989 10-K.
        Service
        Notice 88-131.

        (d) Amendment to       Exhibit 10.6(e)
        BSERP, Section 1.06.   to Registrant's
                               Annual Report
                               on Form 10-K dated
                               March 27, 1991.

        (e) Amendment to                         X
        BSERP, Section 1.06.

 10.6   Restated Bucyrus-Erie                    X
        Salaried Employees'
        Savings Plan

 27     Financial Data Schedule                  X