Form 10-K
period 1995-12-31
BUCYRUS ERIE CO /DE
filed 1996-04-01
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
             ________________________________________________

                                 Form 10-K

                               ANNUAL REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Year Ended December 31, 1995

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

                        Yes   X                 No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 1996, was approximately $49,536,226 (based on the last sale price of the Company's Common Stock as reported by The NASDAQ Stock Market).

Number of shares of the Company's Common Stock outstanding at March 15, 1996:
10,234,574 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1) 1995 Annual Report (incorporated by reference into Parts I, II and IV).

2) Portions of the Company's Proxy Statement for the Annual Meeting of the Shareholders to be held May 23, 1996 are incorported by reference in Part III.

                                   PART I


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

The Reorganization

   On February 22, 1993, the Company and Holdings announced their intention to pursue a reorganization of their capital structures (the "Reorganization") and commenced negotiations for a prepackaged chapter 11 financial reorganization with certain of their secured and unsecured creditors. On February 18, 1994 (the "Petition Date"), Holdings and the Company commenced voluntary petitions under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). The solicitation process for acceptance of the Amended Plan was completed on October 31, 1994 and on December 1, 1994 the Bankruptcy Court confirmed the Amended Plan. On December 14, 1994 (the "Effective Date"), the Amended Plan became effective and the Company and Holdings consummated the Reorganization through the implementation of the Amended Plan. None of the Company's or Holdings' subsidiaries were involved in the bankruptcy proceedings. The Amended Plan provided for payment in full of the allowed claims of the Company's vendors, suppliers and other trade creditors. The claims of current and retired employees of the Company were not affected by the Amended Plan.

   The purpose of the Reorganization was to improve and enhance the long-term viability of the Company by adjusting its capitalization to reflect current and projected operating performance levels. Specifically, the Amended Plan was designed to reduce the Company's overall indebtedness and its corresponding debt service obligations by exchanging all outstanding senior unsecured debt securities for common equity.

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

   On the Effective Date pursuant to the Amended Plan, the Company issued an aggregate principal amount of $52.1 million of Secured Notes due December 14, 1999 (the "Secured Notes") to South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., and South Street Corporate Recovery Fund I (International), L.P. (collectively, the "South Street Funds") in exchange for the Company's outstanding Series A 10.65% Senior Secured Notes due July 1, 1995 and Series B 16.5% Senior Secured Notes due January 1, 1996 (collectively, the "Old South Street Notes")and the Company's obligations under a sale and leaseback financing arrangement. Pursuant to the Amended Plan, the Company entered into a Credit Agreement with Bank One, Milwaukee, National Association ("Bank One"). See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES on pages 40 through 44 of the Company's 1995 Annual Report.

Markets, Principal Products and Methods of Distribution

   The surface mining industry consists of three primary markets: coal mining, copper and iron ore mining and phosphate production. Coal mining historically has accounted for a large percentage of industry demand for the Company's machines and replacement parts. Recently, however, copper and iron ore mining has accounted for approximately 75% of new machine activity. Steam coal production for power generation represents approximately 85% of total coal mining activity. The demand for steam coal is based largely on the demand for electric power and the price and availability of competing sources of power including oil, natural gas and nuclear power. Because steam coal is mined both in underground and in surface mines, the relative cost of competing mining methods is an important variable affecting equipment demand.

   Prior to the 1973 Arab oil embargo, the mining machinery industry could have been characterized as a cyclical, long-term growth industry. Its cyclical characteristic resulted from the cost relationship among competing fuel alternatives and mineral use and its long-term growth characteristic resulted from increases in overall energy consumption and mineral use tied to worldwide economic growth. However, with the oil embargo came an unprecedented increase in the demand for coal mining equipment. As a result, mining machinery production capacity was expanded dramatically, reflecting expectations that oil prices would continue to rise and tend to increase demand for substitute natural resources, including coal in particular. Consequently, the industry experienced dramatic growth through the early and mid-1970's. By the late 1970's, the installed base of mining machinery had increased substantially. However, at that time, macroeconomic conditions began to change. The effects of a worldwide recession, escalating interest rates, energy conservation efforts and an increase in the world's supply of oil, together with the large installed base of recently manufactured mining machinery, resulted in a sharp drop in demand for new mining machinery. More recently, the coal segment of the U.S. market has been severely impacted by the Clean Air Act causing numerous mid-western higher sulfur coal mines to be closed or to have outputs drastically curtailed; many machines have been shut down while a few have been relocated to lower sulfur mines in eastern Appalachia and Wyoming's Powder River Basin where excess production capacity and stagnant demand has driven coal prices downward. Consequently, meaningful new machine shipments to domestic coal customers cannot be expected until the late 1990's. Major potential international coal mining markets for the Company's equipment and replacement parts had been negatively impacted by the worldwide economic slump as evidenced by Japanese steelmakers imposing price cuts on Australian coking coal producers as well as tonnage reductions during negotiations in 1993 and 1994. This is changing with the increase in coal demand outside of North America. The Energy Information Administration is forecasting an increase in world coal production to 6.551 billion tons by the year 2010 and world energy demand is expected to increase 1.6% per year to the year 2010. Coal is expected to account for 35% of the world electricity generating market, the largest share for any fuel. The increase in coal production should increase the demand for the Company's machines and replacement parts.

   While iron ore demand decreased with the worldwide recession of 1992 and 1993, and Japanese and European iron ore buyers lowered ore contract prices significantly in 1992 and again in 1993, there was an increase in iron ore production in late 1994 that was sustained through 1995. Furthermore, the Company anticipates that some iron ore producers will continue to replace aged electric mining shovel and blast hole drill fleets with new machines in an effort to reduce iron ore production costs. Copper prices have decreased somewhat recently from historically high levels. Nevertheless, copper prices are expected to remain relatively firm through 1996 which should result in continued demand from this market segment for electric mining shovels and blast hole drills.

   The Company's line of mining machinery includes a full range of large walking draglines, electric mining shovels and blast hole drills. Walking draglines and electric mining shovels are used in a broad range of applications, including removal of overburden above the coal seams in surface coal operations, assisting in land reclamation, mining of phosphate and bauxite, and loading of coal, iron ore, copper, other mineral-bearing materials, overburden and rock into some form of haulage system such as a truck or conveyor. Blast hole drills are used for boring holes to be used in blasting rock and ore in mines.

   Draglines have the highest average price per unit of the Company's machine categories. Draglines are primarily used to remove overburden located over a coal or mineral deposit. To accomplish this, the machine drags a large bucket through the overburden and deposits such overburden in a remote spoil pile. Draglines are typically described in terms of their "bucket size", which can range from 9 to 220 cubic yards. The Company's draglines weigh from 500 to 7,500 tons. The Company currently offers a full line of models ranging in price from $5 million to $40 million per dragline.

   Electric mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden and rock into some form of haulage system such as a truck or conveyor. Shovels are characterized in terms of their weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,000 tons and having dipper capacities from 12 to 80 cubic yards. Prices range from $3 million to $8 million per shovel.

   Most surface mines require breakage of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Blast hole drills are used to drill the holes, and these machines are usually described in terms of the diameter of the hole which they bore. The Company offers a line of blast hole drills ranging in hole diameter size from 9.0 inches to 17.5 inches and in selling price from approximately $1.25 million to $2.1 million per drill, depending on machine size and variable features.

   Because of their size and weight, the Company's mining machines are shipped in sub-assembled units to the job site where they are assembled for operation with the assistance of Company technicians. A number of the Company's smaller dragline products are modular, permitting shortened machine field assembly time and more economical teardown and movement of machines between non-contiguous mine sites. The planning and on-site coordination of machine erection is a critical component of the Company's service to its customers.

   In addition, the Company manufactures and sells replacement parts and components for its mining machines and supplies comprehensive after-sales service for its entire line of mining machinery. The average useful life of the Company's machines is 20 to 30 years for walking draglines and up to 20 years for electric mining shovels and blast hole drills. The Company has a large installed base of surface mining machinery which has provided a stream of parts sales. These sales comprise a substantial portion of the Company's revenues. The Company also provides after-sales service for certain equipment of other original equipment manufacturers ("OEMs"). In general, the Company realizes higher margins on sales of parts than it does on sales of new mining machines. In recent years, gross margins on machines have been low to negative because of lower prices resulting from overcapacity, although gross margins on replacement parts have been positive. Accordingly, most or all of the Company's operating profits are derived from parts sales.

   In the United States, mining machinery is sold directly by Company personnel and through a distributor. Outside of the United States, this equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Australia, Brazil, Canada, Chile, China, England, India, Mauritius and South Africa. Typical payment terms for large walking draglines and electric mining shovels require a down payment and periodic progress payments so that a substantial portion of the price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices which, where possible, reflect estimated future cost increases. The primary market for the Company's replacement parts and service is provided by the owners of the Company's machines. Most sales of replacement parts call for prices in effect at the time of order. During 1995, prices from the Company's vendors remained stable and, coupled with fixed and stable prices to the Company's customers, resulted in minor inflationary increases on the Company's reported net shipments.

   A wholly-owned subsidiary of the Company, Minserco, Inc. ("Minserco"), provides mining services in the following areas: comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections and machine moves.

   Another wholly-owned subsidiary of the Company, Boonville Mining
Services, Inc. ("BMSI"), operates as a separate, independent enterprise and provides replacement parts and repair and rebuild services for surface mining equipment.

Competition

   The Company encounters strong competition from a small number of manufacturers in the sales of its mining machinery products in both domestic and foreign markets. The Company manufactures walking draglines, with its principal competitors being Harnischfeger Corporation and Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. The Company manufactures electric mining shovels, with its principal competitor in this line being Harnischfeger Corporation. The Company produces large diameter rotary blast hole drills and has several competitors in this product line. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

   For most owners of Company machines, the Company is the primary source for replacement parts. The Company, however, encounters strong competition in parts sales in both domestic and foreign markets and intense competition in some domestic markets. The Company's competition in parts sales consists primarily of "will-fitters," which are smaller firms that produce copies of the parts manufactured by the Company and other OEMs, and which generally sell such parts at prices lower than those of the OEMs. The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company believes that it possesses certain non-price advantages over will-fitters because will-fitters are in many cases unable to duplicate the exact specifications of genuine Company parts and because the use of parts not manufactured by the Company can void the warranty on a Company machine. The Company generally provides a one year warranty on its machines, with certain components being under warranty for longer periods. The Company also believes that its engineering and manufacturing technology and marketing expertise exceeds that of its will-fit competitors.

Customers

   The Company's customers include most of the large surface mining operators around the world. Customers include companies engaged in the surface mining of coal, iron ore, copper, phosphate, bauxite and other minerals. In 1995 and 1994, one customer, BHP Minerals International Inc., received approximately 22% and 20%, respectively, of the Company's consolidated net shipments. In 1993, no customer received shipments of greater than 10% of the Company's consolidated net shipments. The Company is not dependent upon any one customer.

Backlog

   The backlog of firm orders for the Company was $118.0 million at December 31, 1995 and $72.3 million at December 31, 1994. Approximately 20% of the backlog at December 31, 1995 is not expected to be filled during 1996.

Materials

   The Company purchases from outside vendors the semi- and fully-processed materials (principally structural steel, castings and forgings) required for its manufacturing operations, and other items, such as electrical equipment, which are incorporated directly into the end product. The Company's foreign subsidiaries purchase components and manufacturing services from local subcontractors and some components from the Company. Certain additional components are sometimes purchased from subcontractors, either to improve deliveries in times of high demand or to reduce costs. Because of numerous factors resulting in preference for local content in certain countries, local subcontractors are normally used to manufacture a substantial portion of the components required in the Company's foreign manufacturing operations. The Company believes that its competitors are subject to the same conditions as the Company.

Inventories

   Inventories of the Company at December 31, 1995 were $73.6 million (32% of net shipments) compared with $82.4 million (42% of net shipments) at December 31, 1994. In accordance with the principles of fresh start reporting as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", inventory as of the Effective Date was recorded at estimated fair value. The fair value adjustment remaining in the December 31, 1994 inventory balance was $10.1 million. All of this amount was charged to cost of products sold in 1995 as the inventory was sold. At December 31, 1995 and December 31, 1994, $44.5 million and $51.9 million, respectively, were held as finished goods inventory (primarily replacement parts) to meet delivery requirements of customers.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures by the Company for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5.7 million in 1995, $4.2 million in 1994 and $6.2 million in 1993. All engineering and product development costs are charged to Product Development Expense as incurred.

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

Employees

   At December 31, 1995, the Company employed 1,166 persons. Three-year contracts with unions representing hourly workers at the South Milwaukee, Wisconsin and Memphis, Tennessee facilities expire in August, 1997 and August, 1998, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

Foreign Operations

   The Company's products are manufactured by subcontractors and licensees in seven countries other than the United States and are sold internationally by the Company's and its subsidiaries' sales personnel, manufacturers' representatives and distributors. A substantial portion of the Company's consolidated net shipments and operating earnings is attributable to operations located abroad. In recent years, approximately 65% to 75% of the Company's consolidated net shipments were to customers located outside the United States. Foreign operations are subject to special risks that can materially affect sales and earnings of the Company, including currency exchange rate fluctuations, government expropriation, exchange controls, political instability and other risks.

   In 1981, the Company entered into a licensing agreement with Mitsui Engineering and Shipbuilding Co., Ltd. ("M.E.S."), a leading Japanese shipbuilder and manufacturer of steel structures, heavy machinery and chemical plants, for the manufacture and sale by M.E.S. of Company designed electric mining shovels. In recent years, there has been no activity with M.E.S. under this agreement. In December, 1985, the Company entered into a licensing agreement with China National Non-Ferrous Metals Industry Corporation ("C.N.N.C.") which provides for the manufacture and sale by C.N.N.C. of the Company's 195-BI electric mining shovel. This agreement was amended in April, 1994 to include certain components of the 195-BII model.

   In 1995, the Company's foreign sales in all segments, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $169.1 million. The corresponding figures in 1994 and in 1993 were $131.8 million and $139.4 million, respectively. Approximately $94.6 million of the Company's backlog of firm orders on December 31, 1995 represented orders for export shipments, compared with $60.3 million at December 31, 1994 and $60.2 million at December 31, 1993. The Company and its U.S. subsidiaries normally price their products in U.S. dollars. Foreign subsidiaries normally procure and price their products in their local currency. Accordingly, in the usual case there are no material foreign currency transaction gains and losses borne by the Company. The value, in U.S. dollars, of the Company's investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. Further information regarding foreign operations is contained in Note N of the Notes to Consolidated Financial Statements on pages 32 through 35 of the Company's 1995 Annual Report and such information is incorporated herein by reference.

Classes of Similar Products

   Net shipments by the Company by class of similar products for the past three years were as follows:

                       1995             1994            1993
                                  (Dollars in Millions)

Shovels and
  Draglines       $177.3     76%   $164.5     85%  $167.7     84%
Drills              53.2     23      27.5     14     29.1     15


Executive Officers of the Company

   Set forth below are the names and ages of all executive officers of the Company, the period of service of each with the Company, positions and offices with the Company presently held by each, the period during which each officer has served in his present office and the business experience of each.

   JAMES D. ANNAND, 52, is currently serving as the Interim Vice President-Finance, Treasurer and Chief Financial Officer. Mr. Annand has been an associate with Miller Associates, Inc. ("Miller Associates") (a management consulting and private investment corporation established in January, 1995) since June, 1995. From 1982 to June, 1995, Mr. Annand was Vice President of Finance, Secretary and Treasurer of Valley Forge Investment Corporation, Valley Forge, Pennsylvania, a private investment company.

   WILLARD R. HILDEBRAND, 56, Director, President and Chief Executive
Officer of the Company, effective March 11, 1996. Mr. Hildebrand was President and Chief Executive Officer of Great Dane Trailers, Inc. (a privately held manufacturer of a variety of truck trailers) from 1991-1996. Prior to 1991, Mr. Hildebrand held a variety of sales and marketing positions with Fiat-Allis North America, Inc. and was President and Chief Operating Officer from 1985-1991.

   CRAIG R. MACKUS, 44, Controller of the Company since February 4, 1988. Mr. Mackus was Division Controller and Assistant Corporate Controller from 1985 to February 4, 1988, Manager of Corporate Accounting from 1981 to 1982 and 1984 to 1985, and Assistant Corporate Controller of Western Gear Corporation from 1982 to 1984. Mr. Mackus joined the Company in 1974.
Mr. Mackus was Controller at the time that the Company filed its petition under chapter 11 of the Bankruptcy Code on February 18, 1994.

   THOMAS B. PHILLIPS, 50, Vice President - Materials effective March 1, 1996. Mr. Phillips was Director of Materials from 1986 to February 29, 1996, Manufacturing Manager from June, 1986 to October, 1986 and Materials Manager from 1983 to 1986. Mr. Phillips joined the Company in 1970.

   ELROY W. SCHWEITZER, 59, Vice President - Engineering of the Company since February 4, 1988. Mr. Schweitzer was Chief Engineer - Walking Draglines from 1984 to February 4, 1988, Chief Engineer - Intermediate Draglines/Blast Hole Drills from 1983 to 1984, and Chief Development Engineer from 1982 to 1983. Mr. Schweitzer joined the Company in 1955. Mr. Schweitzer was Vice President - Engineering at the time that the Company filed its petition under chapter 11 of the Bankruptcy Code on February 18, 1994.

   TIMOTHY W. SULLIVAN, 42, Vice President - Marketing of the Company since April 1, 1995. Mr. Sullivan was the Director of Business Development in 1994, Director of Parts Sales and Subsidiary Operations from 1990 to 1994, and Product Manager of Electric Mining Shovels and International Sales from 1986 to 1990. Mr. Sullivan joined the Company in 1976.

   Except with regard to Mr. Hildebrand and Mr. Annand, all of the above-named executive officers are elected annually and serve at the pleasure of the Board of Directors. Mr. Hildebrand is employed under a three-year employment agreement, with two one-year annual renewals.

ITEM 2. PROPERTIES

   The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin and is owned in fee. This plant comprises approximately 1,038,000 square feet of floor space. A portion of this facility houses the corporate offices of the Company. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including walking draglines, electric mining shovels and blast hole drills, are well maintained, in good condition and in regular use.

   The Company leases a facility in Memphis, Tennessee, which has approximately 110,000 square feet of floor space and is used as a central parts warehouse. The current lease is for five years commencing in July, 1991 and contains an option to renew for an additional ten years.

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


ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Chapter 11 Plan of Reorganization

   On February 18, 1994, the Company and Holdings commenced voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On December 1, 1994, the Bankruptcy Court issued an order confirming the Amended Plan, and on December 14, 1994, the Amended Plan became effective and the Company and Holdings consummated the Reorganization contemplated by the Amended Plan.

Bankruptcy Code Section 503(b) Claim for Reimbursement of Professional Fees

   Jackson National Life Insurance Company ("JNL"), the holder of approximately 41.31% of the Company's Common Stock, has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3.3 million for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. The basis of the claim by JNL is the asserted benefit which the work of the professionals retained by JNL in the Company's chapter 11 case conferred upon the creditors of the Company generally. Pursuant to a Settlement Agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). The Company has filed an objection to the JNL 503(b) Claim and a trial was scheduled by the Bankruptcy Court and began on November 29, 1995. Closing arguments are scheduled to be held on April 18, 1996. The Company has been advised by legal counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Company's consolidated financial statements.

Contingent Liabilities Relating to Sales of Assets and Subsidiaries and Product Liability

   The Company has assumed or retained certain liabilities relating to divested assets and subsidiaries, including, among others, product liability claims relating to Brad Foote Gear Works, Inc., Western Gear Machinery Co., Sky Climber, Inc. and its former construction machinery business.

   The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business.
The Company has insurance covering most of said claims, subject to varying deductibles ranging from $300,000 to $3 million, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

Contingent Environmental Claims

   The Company is one of 53 entities who have been named by the U.S. Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company was so named as a result of allegations that it disposed of foundry sand at said site in the 1970's. The U.S. Department of Justice ("DOJ") filed suit in the U.S. District Court for the Western District of Pennsylvania (the "Court") in October, 1989, against the Millcreek site owners and the haulers who allegedly transported waste to the site for recovery of past cleanup costs incurred at the site. The Company has entered into a Consent Decree with the United States government in connection with the aforementioned cost recovery action which will obligate the Company to pay $600,000. This amount has been recorded as a liability in the Company's consolidated financial statements. The Consent Decree has been filed with the Court pending solicitation of public comment. The public comment period closed on February 22, 1996. Thirty-seven PRPs, including the Company, have received Administrative Orders issued by the EPA pursuant to
Section 106(a) of CERCLA to perform the soil capping portion of the remediation at the Millcreek site. Based on the number of substantial corporations among the PRPs identified by the EPA as being connected with the Millcreek dump site and the potential availability of at least some insurance coverage, the Company believes that it will have no material liability with respect to resolution of this situation, although no assurance to that effect can be given.

   In December, 1990, the Wisconsin Department of Natural Resources ("WDNR") conducted a pre-remedial screening site inspection on property owned by the Company located at 1100 Milwaukee Avenue in South Milwaukee, Wisconsin. Approximately 35 acres of this site were allegedly used as a landfill by the Company until approximately 1983. The Company disposed of certain manufacturing wastes at the site, including primarily foundry sand. The results of the site inspection did not indicate that the site presented a substantial threat to health, safety or to the environment. To date, the Company has received no further communications from the WDNR regarding this site and is not aware of any initiative by the WDNR to require any further action with respect to this site. Consequently, the Company has not regarded, and does not regard, this site as presenting a material contingent liability. There can be no assurance, however, that additional investigation by the WDNR will not be conducted with respect to this site at some later date or that this site will not in the future require removal or remedial actions to be performed by the Company, the costs of which could, depending on the circumstances, be significant.

Dresser Industries Lawsuit

   BMSI is a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on September 24, 1992 by Dresser Industries, Inc. and Global Industrial Technologies, Inc. (the "Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constitute a misappropriation of the Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. The Plaintiffs seek $40 million in compensatory damages, $80 million in punitive damages, an injunction against future use of the Plaintiffs' trade secrets, and costs and reasonable attorneys fees. The Company has been advised by counsel to BMSI that in said counsel's opinion the claims against BMSI can be said to be greatly exaggerated. No claim has been asserted directly against the Company. BMSI has denied all of the claims asserted in the Plaintiffs' amended complaint and intends to vigorously defend against those claims. The Company has been informed by counsel to BMSI that in said counsel's opinion BMSI will be able to assert meritorious defenses to this action; however, the outcome of this matter cannot currently be determined. The Company believes that it will have no material liability with respect to resolution of this situation, although no assurance to that effect can be given.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1995.


                                  PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The information required by Item 5 is incorporated herein by reference from "Stock Information" on page 47 of the Company's 1995 Annual Report.

   The Credit Agreement, as defined on page 22 of the Company's 1995 Annual Report, prohibits the Company from making any dividends or other distributions upon the Common Stock, other than dividends payable solely in Common Stock or other equity securities of the Company. The Indenture relating to the Secured Notes prohibits the Company from declaring or paying any dividend or making any distribution in respect of Common Stock (other than dividends or distributions payable solely in shares of Common Stock or in options, warrants or other rights to acquire Common Stock), if at the time thereof an Event of Default (as defined in such Indenture) or an event that with the lapse of time or the giving of notice, or both, would constitute an Event of Default (as defined in such Indenture) shall have occurred and be continuing.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by Item 6 is incorporated herein by reference from page 47 of the Company's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by Item 7 is incorporated herein by reference from pages 40 through 46 of the Company's 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by Item 8 is incorporated herein by reference from pages 6 through 39 of the Company's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The information required by Item 9 is not applicable since it has been "previously reported" as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by Item 10 (with respect to the directors of the Company) and the information required under Rule 405 of Regulation S-K with respect to executive officers are incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
Item 10 (other than required pursuant to Rule 405 of Regulation S-K) has been included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.
                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                       Page
                                                       Annual Report
                                            Form 10-K to Shareholders
 (a)  1. FINANCIAL STATEMENTS

         The following consolidated financial
         statements of the Company are
         incorporated herein by reference
         from pages 6 through 39 of the
         Company's 1995 Annual Report.

            Consolidated Statements of Operations
            for the year ended December 31, 1995,
            periods ended December 31, 1994
            and December 13, 1994 and the year
            ended December 31, 1993.                  -            6

            Consolidated Balance Sheets as
            of December 31, 1995 and 1994.            -            8

            Consolidated Statements of Common
            Shareholders' Investment (Deficiency
            in Assets) for the year ended December 31,
            1995, periods ended December 31, 1994
            and December 13, 1994 and the year ended
            December 31, 1993.                        -           10

            Consolidated Statements of Cash Flows
            for the year ended December 31, 1995,
            periods ended December 31, 1994
            and December 13, 1994 and the year
            ended December 31, 1993.                  -           13

            Notes to Consolidated Financial
            Statements for the year ended December 31,
            1995, periods ended December 31, 1994
            and December 13, 1994 and the year ended
            December 31, 1993.                        -           16


            Report of Arthur Andersen LLP             -           38

            Report of Deloitte & Touche LLP           -           39

      2. FINANCIAL STATEMENT SCHEDULE

         Report of Arthur Andersen LLP               15            -

         Report of Deloitte & Touche LLP             16            -

         Schedule II - Valuation and Qualifying
                       Accounts and Reserves         17            -

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

 (b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during or relating to the fourth quarter of 1995.

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE


To the Board of Directors and
Shareholders of Bucyrus-Erie Company:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Bucyrus-Erie Company annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the year ended
December 31, 1995, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/ Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
January 29, 1996.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Bucyrus-Erie Company:

We have audited the consolidated financial statements of Bucyrus-Erie Company and subsidiaries as of December 31, 1994, and for the period from December 14, 1994 to December 31, 1994 and the period from January 1, 1994 to December 13, 1994 and the year ended December 31, 1993 (Predecessor Company operations) and have issued our report thereon dated April 10, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the information for the period from December 14, 1994 to December 31, 1994 and the period from January 1, 1994 to December 13, 1994 and the year ended December 31, 1993 (Predecessor Company operations) included in the consolidated financial statement schedule of Bucyrus-Erie Company and subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the 1994 and 1993 information included in the schedule based on our audits. In our opinion, such 1994 and 1993 information included in the consolidated financial statement schedule, when considered in relation to the basic 1994 and 1993 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 10, 1995

                               Bucyrus-Erie Company and Subsidiaries
                    Schedule II - Valuation and Qualifying Accounts and Reserves
                 Year Ended December 31, 1995, Periods Ended December 31, 1994 and
                         December 13, 1994 and Year Ended December 31, 1993

                                                           Charges
                                           Balance At     (Credits)      (Charges)     Balance At
                                           Beginning       To Costs       Credits         End
                                           Of Period     And Expenses   To Reserves*   Of Period
Allowance for possible losses:

Year ended December 31, 1995:
  Notes and accounts receivable - current  $    691,000  $     (4,000)  $    (20,000)  $   667,000

Period December 14 to December 31, 1994:
  Notes and accounts receivable - current  $    703,000  $          -   $    (12,000)  $   691,000

Predecessor Company

Period January 1 to December 13, 1994:
  Notes and accounts receivable - current  $    803,000  $     40,000   $   (140,000)  $   703,000

Year ended December 31, 1993:
  Notes and accounts receivable - current  $    815,000  $      8,000   $    (20,000)  $   803,000


* Uncollected receivables written off, net of recoveries, and translation adjustments at the foreign subsidiaries.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       BUCYRUS-ERIE COMPANY
       (Registrant)

       By   /s/W. R. Hildebrand                     March 25, 1996
           Willard R. Hildebrand, President
           and Chief Executive Officer

                             POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Scott Bartlett, Jr. and
F. John Stark, III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature and Title                               Date

       /s/ C. SCOTT BARTLETT, JR.                   March 28, 1996
       C. Scott Bartlett, Jr., Director

       /s/ WILLARD R. HILDEBRAND                    March 25, 1996
       Willard R. Hildebrand, President,
       Chief Executive Officer and Director

       /s/ CHARLES S. MACALUSO                      March 26, 1996
       Charles S. Macaluso, Director

       /s/ FRANK W. MILLER                          March 24, 1996
       Frank W. Miller, Director

       /s/ GEORGE A. POOLE, JR.                     March 26, 1996
       George A. Poole, Jr., Director

       /s/ JOSEPH J. RADECKI, JR.                   March 28, 1996
       Joseph J. Radecki, Jr., Director

       /s/ F. JOHN STARK, III                       March 24, 1996
       F. John Stark, III, Director

       /s/ RUSSELL W. SWANSEN                       March 25, 1996
       Russell W. Swansen, Director

       /s/ SAMUEL M. VICTOR                         March 25, 1996
       Samuel M. Victor, Director

       /s/ JAMES D. ANNAND                          March 25, 1996
       James D. Annand, Interim Vice
       President, Treasurer & Chief Financial
       Officer (Principal Financial Officer)

       /s/ CRAIG R. MACKUS                          March 25, 1996
       Craig R. Mackus, Controller
       and Assistant Secretary
       (Principal Accounting Officer)

                           BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                      1995 ANNUAL REPORT ON FORM 10-K


                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

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

  3.1 Restated Certificate of           Exhibit 3.1 to
      Incorporation of Bucyrus-         Registrant's
      Erie Company.                     December 14, 1994
                                        8-K.

  3.2 Restated Bylaws of Bucyrus-       Exhibit 3.2 to
      Erie Company, as amended          Registrant's
      on August 1 and 2, 1995.          Quarterly Report
                                        on Form 10-Q for
                                        quarter ended
                                        September 30, 1995
                                        ("Registrant's
                                        September 30, 1995
                                        10-Q").

      (a) Amendment to Section          Exhibit 3.2(a) to
      5.3 and 5.4 of Article V          Registrant's
      of the Restated Bylaws            September 30, 1995
      of Bucyrus-Erie Company           10-Q.
      adopted by Board of
      Directors at its meeting
      of August 1-2, 1995.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

      (b) Amendment to Section 4.2                                   X
      of Article IV of the Restated
      Bylaws of Bucyrus-Erie Company
      adopted by Board of Directors
      at its meeting of March 11,
      1996.

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

 10.1 Credit Agreement, dated           Exhibit 10.1 to
      as of December 14, 1994,          Registrant's
      between Bank One, Milwaukee,      December 14, 1994
      National Association and          8-K.
      Bucyrus-Erie Company
      ("Credit Agreement").

 10.2 Amendment No. 1 to                Exhibit 10.1(a)
      Credit Agreement dated            to Registrant's
      June 22, 1995.                    September 30, 1995
                                        10-Q.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 10.3 Amendment No. 2 to                Exhibit 10.1(b)
      Credit Agreement dated            to Registrant's
      August 31, 1995.                  September 30, 1995
                                        10-Q.

 10.4 Amendment No. 3 to                                             X
      Credit Agreement dated
      October 27, 1995.

 10.5 Amendment No. 4 to                                             X
      Credit Agreement dated
      December 29, 1995.

 10.6 Amendment No. 5 to                                             X
      Credit Agreement dated
      December 29, 1995.

 10.7 Amendment No. 6 to                                             X
      Credit Agreement dated
      February 1, 1996.

 10.8 Amendment No. 7 to                                             X
      Credit Agreement dated
      February 8, 1996.

 10.9 Security Agreement, dated         Exhibit 10.2 to
      as of December 14, 1994,          Registrant's
      between Bucyrus-Erie              December 14, 1994
      Company and Bank One,             8-K.
      Milwaukee, National
      Association.

 10.10 Pledge Agreement, dated          Exhibit 10.3 to
       as of December 14, 1994,         Registrant's
       between Bucyrus-Erie             December 14, 1994
       Company and Bank One,            8-K.
       Milwaukee, National
       Association.

 10.11 Intercreditor Agreement,         Exhibit 10.4 to
       dated as of December 14,         Registrant's
       1994, between Bank One,          December 14, 1994
       Milwaukee, National              8-K.
       Association and Harris
       Trust and Savings Bank, as
       Collateral Agent.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 10.12 Indemnification Agreement,       Exhibit 10.5 to
       dated as of November 30,         Registrant's
       1994, among Jackson              December 14, 1994
       National Life Insurance          8-K.
       Company, B-E Holdings, Inc.
       and Bucyrus-Erie Company.

 10.13 Bucyrus-Erie Company's                                        X
       1995 Management
       Incentive Plan, adopted
       by Bucyrus-Erie Company's
       Board of Directors on
       May 3, 1995.

*10.14 (a) Becor Western Salaried       Exhibit 10.4 (a)
       Employees' Savings Plan          to Registrant's
       ("1984 Savings Plan") as         Annual Report on
       amended and restated             Form 10-K dated
       effective January 1,             April 14, 1994.
       1984.                            ("Registrant's
                                        1993 10-K")

*      (b) Amendments to 1984           Exhibit 10.5(b)
       Savings Plan, Sections           to Registrant's
       3.3 and 4.4.                     Annual Report on
                                        Form 10-K dated
                                        March 29, 1990.
                                        ("Registrant's
                                        1989 10-K")

*      (c) Amendments to 1984           Exhibit 10.5(c)
       Savings Plan per U.S.            to Registrant's
       Internal Revenue Service         1989 10-K.
       Notice 88-131.

*      (d) Amendments to 1984           Exhibit 10.5(d)
       Savings Plan, Sections           to Registrant's
       1.23, 5.1, 5.2, 5.6,             1989 10-K.
       5.9 and 6.2.

*      (e) Amendment to 1984            Exhibit 10.5(e)
       Savings Plan, Section 1.5.       to Registrant's
                                        Annual Report on
                                        Form 10-K dated
                                        March 27, 1991.
                                        ("Registrant's
                                        1990 10-K")




_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.15 (a) Becor Western Salaried       Exhibit 10.11 to
       Employees' Retirement Plan       B-E Holdings, Inc.
       ("BSERP"), as restated           Annual Report on
       through June 4, 1987.            Form 10-K dated
                                        March 29, 1988.

*      (b) Amendment to BSERP,          Exhibit 10.6(b)
       Section 13.01(iii).              to Registrant's
                                        1989 10-K.

*      (c) Amendments to BSERP,         Exhibit 10.6(c)
       Sections 1.23 and new            to Registrant's
       Supplements No. 6 and 10.        1989 10-K.

*      (d) Amendment to BSERP           Exhibit 10.6(d)
       per U.S. Internal Revenue        to Registrant's
       Service Notice 88-131.           1989 10-K.

*      (e) Amendment to BSERP,          Exhibit 10.6(e)
       Section 1.06.                    to Registrant's
                                        1990 10-K.

*10.16 (a) Bucyrus-Erie Company         Exhibit 10.8(a)
       1988 Supplementary               to Registrant's
       Retirement Benefit Plan          1989 10-K.
       ("1988 Supplementary
       Retirement Plan") adopted
       by Board of Directors
       March 21, 1988.

*      (b) Amendments to 1988           Exhibit 10.8(b)
       Supplementary Retirement         to Registrant's
       Plan, adopted by Board of        1989 10-K.
       Directors September 13,
       1988.

*      (c) Amendments to 1988           Exhibit 10.8(c)
       Supplementary Retirement         to Registrant's
       Plan, adopted by Board           1990 10-K.
       of Directors October 2,
       1990.

 10.17 Letter Agreement dated                                        X
       June 14, 1995 among
       Jefferies & Company,
       Chanin and Company
       and Bucyrus-Erie Company.




_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

       (a) Amendment to Letter                                       X
       Agreement dated
       August 9, 1995 with
       Jefferies & Company and
       Chanin and Company,
       dated June 14, 1995.

 10.18 Settlement Agreement             Exhibit 10 to
       between Bucyrus-Erie             Registrant's Current
       Company and Jackson              Report on Form 8-K,
       National Life                    dated May 31, 1995.
       Insurance Company,
       dated May 23, 1995.

*10.19 Form of Employment and           Exhibit 19.4(a)
       Consulting Agreement             to Registrant's
       between Bucyrus-Erie             Quarterly Report
       Company as Employer              on Form 10-Q for
       and P. W. Mork                   quarter ended
       and N. J. Verville,              June 30, 1992.
       respectively, as                 ("Registrant's
       Employees dated as of            June 30, 1992
       July 1, 1992.                    10-Q")

*      (a) Amendment No. 1,             Exhibit 10.11(a)
       dated November 28, 1994,         to Registrant's
       to Employment and                1994 10-K.
       Consulting Agreement
       between Bucyrus-Erie
       Company as Employer
       and P. W. Mork
       and N. J. Verville,
       respectively, as Employees
       dated as of July 1, 1992.

*10.20 Form of Employment and           Exhibit 19.4(b)
       Consulting Agreement             to Registrant's
       between Bucyrus-Erie             June 30, 1992
       Company as Employer              10-Q.
       and J. H. Westerman,
       E. F. Schweitzer,
       D. M. Goelzer,
       C. R. Mackus,
       G. R. Noel, and
       T. W. Sullivan,
       respectively, as
       Employees dated as
       of July 1, 1992.





_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*      (a) Amendment No. 1,             Exhibit 10.12(a)
       dated November 28, 1994          to Registrant's
       (except for Mr. Westerman's      1994 10-K.
       which was dated November 23,
       1994), to Employment and
       Consulting Agreement between
       Bucyrus-Erie Company as
       Employer and J. H. Westerman,
       E. F. Schweitzer, D. M.
       Goelzer, C. R. Mackus,
       G. R. Noel, and T. W. Sullivan,
       respectively, as Employees
       dated as of July 1, 1992.

*10.21 Senior Executive                                              X
       Termination Benefits
       Agreement, dated as
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Craig R. Mackus
       as Employee.

*10.22 Senior Executive                                              X
       Termination Benefits
       Agreement, dated as
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Timothy W. Sullivan
       as Employee.

*10.23 Senior Executive                                              X
       Termination Benefits
       Agreement, dated as
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Thomas B. Phillips
       as Employee.

*10.24 Separation Agreement             Exhibit 10.2 to
       and Mutual Release               Registrant's
       between Bucyrus-Erie             September 30, 1995
       Company and P. W. Mork           10-Q.
       dated July 25, 1995.



_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.25 Separation Agreement             Exhibit 10.3 to
       and Mutual Release               Registrant's
       between Bucyrus-Erie             September 30, 1995
       Company and                      10-Q.
       N. J. Verville dated
       July 25, 1995.

*10.26 Separation Agreement             Exhibit 10.4 to
       and Mutual Release               Registrant's
       between Bucyrus-Erie             September 30, 1995
       Company and D. M. Goelzer        10-Q.
       dated July 25, 1995.

*10.27 Employment Agreement                                          X
       between Bucyrus-Erie
       Company and
       W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.28 Non-Qualified Stock                                           X
       Option Agreement between
       Bucyrus-Erie Company
       and W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.29 Restricted Stock Agreement                                    X
       between Bucyrus-Erie
       Company and
       W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.30 Time Accelerated Restricted                                   X
       Stock Agreement between
       Bucyrus-Erie Company and
       W. R. Hildebrand, as Employee,
       dated March 11, 1996.

*10.31 Bucyrus-Erie Company                                          X
       1996 Employees' Stock
       Incentive Plan.

*10.32 Bucyrus-Erie Company                                          X
       Non-Employee Directors'
       Stock Option Plan.




_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 13    1995 Annual Report.                                           X

 16    Letter of Deloitte and           Exhibit 16 to
       Touche LLP to the SEC.           Registrant's
                                        Current Report on
                                        Form 8-K, dated
                                        May 31, 1995.

 21    List of Subsidiaries.            Exhibit 21
                                        to Registrant's
                                        1994 10-K.

 27    Financial Data Schedule.                                      X
       (EDGAR filing only.)

 99.1  Settlement Agreement and         Exhibit 99.5 to
       Release entered into             Registrant's 1993
       effective as of                  10-K.
       December 23, 1993
       between Bell Helicopter
       Textron, Inc., BWC Gear,
       Inc., Bucyrus-Erie
       Company and B-E Holdings,
       Inc. relating to
       settlement of the Bell
       Helicopter Claim.

 99.2  Management Agreement,            Exhibit 99.2 to
       dated July 21, 1995,             Registrant's
       between Bucyrus-Erie             Current Report on
       Company and Miller               Form 8-K, dated
       Associates.                      July 25, 1995.

       (a) Amendment dated                                           X
       December 21, 1995 to
       Management Agreement
       with Miller Associates
       dated July 21, 1995.