Form 10-Q
period 1996-03-31
BUCYRUS ERIE CO /DE
filed 1996-05-13
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________



                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 1996

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


               Class                            Outstanding May 6, 1996

Common Stock, par value $.01 per share                 10,234,574

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets -
         March 31, 1996 and December 31, 1995                     3-4

         Consolidated Condensed Statements of Operations -
         Quarters ended March 31, 1996 and 1995                     5

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 1996 and 1995                   6-7

         Notes to Consolidated Condensed Financial
         Statements                                               8-9

       Item 2 -  Management's Discussion and Analysis of
       Financial Condition and Results of Operations            10-13


PART II. OTHER INFORMATION:

       Item 6 - Exhibits and Reports on Form 8-K                   14

       Signature Page                                              15

                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)


                                March 31,       December 31,                                     March 31,       December 31,
                                  1996              1995                                           1996              1995
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $ 11,266          $ 11,150          accrued expenses             $ 35,440          $ 38,154
 Receivables                      36,531            35,603         Liabilities to customers
 Inventories                      74,457            73,566          on uncompleted contracts
 Prepaid expenses and                                               and warranties                  6,577             8,222
  other current assets             1,892             1,414         Income taxes                     2,648             3,463
                                ________          ________         Short-term obligations           7,461             5,573
 Total Current Assets            124,146           121,733         Current maturities of
                                                                    long-term debt                  1,250             1,658
OTHER ASSETS:                                                                                    ________          ________
 Restricted funds                                                  Total Current
  on deposit                       1,077             2,877          Liabilities                    53,376            57,070
 Intangible assets - net           8,902             9,021
 Other assets                      2,507             2,517        LONG-TERM LIABILITIES:
                                ________           _______         Deferred income taxes              189               183
                                  12,486            14,415         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                  3,124             3,127
 Cost                             40,176            39,387         Postretirement benefits         11,512            11,527
 Less accumulated                                                  Deferred expenses and other      9,134             7,187
  depreciation                    (4,815)           (3,740)                                      ________          ________
                                ________          ________                                         23,959            22,024
                                  35,361            35,647        LONG-TERM DEBT, less
                                                                   current maturities              59,906            58,021

                                                                  SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,234,574
                                                                    shares                            102               102


                                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                              CONSOLIDATED CONDENSED BALANCE SHEETS(CONTINUED)
                              (Dollars in Thousands, Except Per Share Amounts)


                                March 31,       December 31,                                     March 31,       December 31,
                                  1996              1995                                           1996              1995
                                                                   Additional paid-in capital    $ 54,259          $ 54,259
                                                                   Accumulated deficit            (19,026)          (19,324)
                                                                   Cumulative translation
                                                                    adjustment                       (583)             (357)
                                                                                                 ________          ________
                                                                                                   34,752            34,680
                                ________          ________                                       ________          ________
                                $171,993          $171,795                                       $171,993          $171,795


























                   See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                         Quarter Ended March 31,
                                         1996             1995

Revenues:
  Net sales                           $   61,456       $   56,873
  Other income                               216              330
                                      __________       __________
                                          61,672           57,203
                                      __________       __________
Costs and Expenses:
  Cost of products sold                   49,663           49,694
  Product development, selling,
    administrative and miscellaneous
    expenses                               8,935            7,738
  Interest expense                         2,080            1,507
                                      __________       __________
                                          60,678           58,939
                                      __________       __________

Earnings (loss) before income taxes          994           (1,736)

Income taxes                                 696              323
                                      __________       __________

Net earnings (loss)                   $      298       $   (2,059)


Weighted average number of
  common shares outstanding           10,234,574       10,170,417


Net earnings (loss) per share
 of common stock                      $      .03       $     (.20)






















  See accompanying notes to consolidated condensed financial statements.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                        Quarter Ended March 31,
                                        1996             1995
Cash Flows From Operating Activities
Net earnings (loss)                   $    298         $ (2,059)
Adjustments to reconcile net earnings
  (loss) to net cash used in operating
  activities:
    Depreciation                           994              894
    Amortization                           277              299
    In kind interest on the Secured
      Notes due December 14, 1999        1,885            1,367
    (Gain) loss on sale of property,
      plant and equipment                   24               (6)
    Changes in assets and liabilities:
      Receivables                       (1,170)          (8,429)
      Inventories                       (1,021)           2,375
      Other current assets                (480)             212
      Other assets                           9              (38)
      Current liabilities other than
        income taxes, short-term
        obligations and current
        maturities of long-term debt    (1,548)           2,405
      Income taxes                        (822)            (375)
      Long-term liabilities other
        than deferred income taxes        (776)            (692)
                                      ________         ________

Net cash used in operating activities   (2,330)          (4,047)
                                      ________         ________
Cash Flows From Investing Activities
Decrease in restricted
  funds on deposit                       1,800                -
Purchases of property, plant
  and equipment                           (742)            (762)
Proceeds from sale of property, plant
  and equipment                             11               37
                                      ________         ________
Net cash provided by (used in)
  investing activities                   1,069             (725)
                                      ________         ________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                  1,891              880
Reduction of project financing
  obligations                                -           (2,426)
Net (decrease) increase in other
  bank borrowings                         (457)              49
                                      ________         ________
Net cash provided by (used in)
  financing activities                   1,434           (1,497)
                                      ________         ________
Effect of exchange rate
  changes on cash                          (57)             (42)
                                      ________         ________

                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars in Thousands)

                                        Quarter Ended March 31,
                                        1996             1995

Net increase (decrease) in cash
  and cash equivalents                     116           (6,311)
Cash and cash equivalents at
  beginning of period                   11,150           16,209
                                      ________         ________
Cash and cash equivalents at
  end of period                       $ 11,266         $  9,898



Supplemental Disclosures of Cash Flow Information

                                        1996             1995
Cash paid during the
 period for:
  Interest on long-term debt
    and bank borrowings               $     71         $     39
  Income taxes - net of refunds            543              532





































  See accompanying notes to consolidated condensed financial statements.

                    BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Bucyrus-Erie Company (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain warranty expenses previously included in product development and selling expense are now included in cost of products sold, and certain engineering expenses previously included in cost of products sold are now included in product development expense. Reclassifications have been made to the 1995 consolidated condensed financial statements to present them on a basis consistent with the current year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

3. Inventories consist of the following:

                                        March 31,      December 31,
                                          1996             1995
                                           (Dollars in Thousands)

   Raw materials and parts              $ 13,538         $ 12,138
   Costs relating to
     uncompleted contracts                 8,237            5,861
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                (2,886)          (2,440)
   Work in process                        11,411           13,511
   Finished products (primarily
     replacement parts)                   44,157           44,496
                                        ________         ________

                                        $ 74,457         $ 73,566


4. Net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not significant.

5. The Company has adopted Statement of Financial Accounting Standards
   No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Adoption of this statement did not have an effect on the Company's financial position or results of operations.

   The Company has also adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Since the Company elected not to change its method of accounting for stock compensation plans, adoption of this statement did not have an effect on the Company's financial position or results of operations. The Company will provide additional disclosures in the notes to the 1996 consolidated financial statements as required by SFAS 123.

6. Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock ("Common Stock"), has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a settlement agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). The Company has filed an objection to the JNL 503(b) Claim and a trial was scheduled by the Bankruptcy Court and began on November 29, 1995. Closing arguments were held on April 18, 1996. The Bankruptcy Court expects to announce its decision with respect to the JNL 503(b) Claim in the near future. The Company has been advised by legal counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the consolidated condensed financial statements.

   The Company's wholly-owned subsidiary, Boonville Mining Services, Inc. ("BMSI"), is a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on September 24, 1992 by Dresser Industries, Inc. and Global Industrial Technologies, Inc. (the "Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constitute a misappropriation of the Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. The Plaintiffs seek $40,000,000 in compensatory damages, $80,000,000 in punitive damages, an injunction against future use of the Plaintiffs' trade secrets, and costs and reasonable attorneys fees. The Company has been advised by counsel to BMSI that in said counsel's opinion the claims against BMSI can be said to be greatly exaggerated. No claim has been asserted directly against the Company. BMSI has denied all of the claims asserted in the Plaintiffs' amended complaint and is vigorously defending against those claims. The trial is scheduled to begin on June 3, 1996. The Company has been informed by counsel to BMSI that in said counsel's opinion BMSI will be able to assert meritorious defenses to this action; however, the outcome of this matter cannot currently be determined. The Company believes that it will have no material liability with respect to resolution of this situation, although no assurance to that effect can be given.

                   BUCYRUS-ERIE COMPANY AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of Bucyrus-Erie Company's (the "Company") operations for the quarters ended March 31, 1996 and 1995.

   The reorganization of the Company under chapter 11 of the Bankruptcy Code was effective December 14, 1994 (the "Effective Date"). The reorganization was accounted for using the principles of fresh start reporting, as required by AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under the principles of fresh start reporting, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Net Sales

   Net sales for the first quarter of 1996 were $61,456,000 compared with $56,873,000 for the first quarter of 1995. Sales of repair parts and services were $39,843,000, which is an increase of 3.1% from the first quarter of 1995. The increase in repair parts and service sales was primarily at foreign locations. Machine sales were $21,613,000, which is an increase of 18.7% from the first quarter of 1995. The increase in machine sales was in blast hole drills, primarily in copper markets.

Cost of Products Sold

   Cost of products sold for the first quarter of 1996 was $49,663,000 or 80.8% of net sales compared with $49,694,000 or 87.4% of net sales for the first quarter of 1995. Included in cost of products sold for the first quarter of 1995 was $2,805,000 as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting adopted in 1994 and was charged to cost of products sold as the inventory was sold. The increase in gross margin percentage not including this fair value adjustment was primarily due to improved machine margins.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the first quarter of 1996 were $8,935,000 or 14.5% of net sales compared with $7,738,000 or 13.6% of net sales for the first quarter of 1995. The percentage increase from 1995 was primarily due to higher product development and service costs to provide increased support to customers.

Interest Expense

   Interest expense for the first quarter of 1996 was $2,080,000 compared with $1,507,000 for the first quarter of 1995. The increase was primarily due to an increase in the interest rate on the Secured Notes due December 14, 1999 ("Secured Notes") from 10.5% to 13% effective December 14, 1995. The Company has the option of paying interest on the Secured Notes in cash at 10.5% or in kind at 13%. For the first quarter of 1996, interest has been accrued at 13% since the Company currently expects to pay this interest in kind. The increase in interest expense in 1996 was also due to interest on the Secured Notes being accrued on a higher principal balance since all interest to date has been paid in kind.

Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

Net Earnings (Loss)

   Net earnings for the first quarter of 1996 were $298,000 compared with a net loss of $2,059,000 for the first quarter of 1995. The increase in net earnings was primarily due to increased sales volume and improved gross margin, offset by increased interest expense. Net loss for the first quarter of 1995 includes $2,368,000 (net of income taxes) of the inventory fair value adjustment related to fresh start reporting which was charged to cost of products sold. Non-cash depreciation and amortization charges included in the net earnings or loss for the first quarter of 1996 and 1995 were $1,271,000 and $1,193,000, respectively.

   The Company, pending shareholder approval at the annual meeting on May 23, 1996, will be instituting a new employee stock incentive plan. It is anticipated that some of the incentives granted to the employees will result in additional compensation expense to the Company.

Backlog and New Orders

   The Company's consolidated backlog at March 31, 1996 was $199,853,000 compared with $118,024,000 at December 31, 1995 and $79,185,000 at March 31,
1995. Machine backlog at March 31, 1996 was $102,187,000, which is an increase of 55.3% from December 31, 1995 and an increase of 226.1% from March 31, 1995. The increases in machine backlog were in both electric mining shovel and blast hole drill volume. Repair parts and service backlog at March 31, 1996 was $97,666,000, which is an increase of 87.0% from December 31, 1995 and an increase of 104.1% from March 31, 1995. The increases in repair parts and service backlog were primarily at foreign locations and reflect new orders related to long-term maintenance and repair contracts which will be completed in the next three to five years.

   New orders for the first quarter of 1996 were $143,285,000, which is an increase of 124.9% from the first quarter of 1995. New machine orders were $57,990,000, which is an increase of 142.8% from the first quarter of 1995. The increase was in both electric mining shovel and blast hole drill volume and represents strong machine sales activity, primarily related to copper markets. New repair parts and service orders of $85,295,000 increased 114.2% from the first quarter of 1995, primarily due to large maintenance and repair contract orders at foreign locations. Blast hole drill and electric mining shovel inquiries remain at a relatively high level. These inquiries are primarily from South America and China as a result of the continued strength of mineral prices. New walking dragline activity is also expected in the near term in coal applications in Australia. The North American market for electric mining shovels and blast hole drills remains steady in iron ore, copper and the low sulphur coal fields in the Western United States. Pricing on new machines has been improving recently while pricing on repair parts has remained steady.

Capitalization

   The long-term debt to equity ratio at March 31, 1996 and December 31, 1995 was 1.7 to 1.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1996 and December 31, 1995 were as follows:

                                        March 31,      December 31,
                                          1996             1995
                                           (Dollars in Thousands)

Working capital                         $ 70,770         $ 64,663
Current ratio                           2.3 to 1         2.1 to 1

   The table below summarizes the Company's cash position at March 31, 1996:

                                   Restricted       Unrestricted
Location                              Cash              Cash            Total
                                                (Dollars in Thousands)

United States                       $     -           $ 4,556          $ 4,556
Foreign Subsidiaries                     21             6,120            6,141
Equipment Assurance Limited           1,056               590            1,646
                                    _______           _______          _______

                                    $ 1,077           $11,266          $12,343


   Approximately $1,573,000 of cash is required for payment of expenses that were incurred in connection with the reorganization (primarily legal and professional fees) and approximately $2,900,000, including accrued interest, is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. The reorganization expenses are expected to be paid in 1996 and the Company has reached a tentative agreement with the Internal Revenue Service which allows for semi-annual payments over five years at 8% interest commencing September 15, 1996. A portion of the unrestricted cash at the foreign subsidiaries is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at March 31, 1996. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The following table reconciles Earnings (Loss) Before Income Taxes to earnings before interest, income taxes, depreciation, amortization and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"):
                                          Quarter Ended March 31,
                                          1996           1995
                                           (Dollars in Thousands)

Earnings (loss) before income taxes     $    994       $ (1,736)
Inventory fair value adjustment
 charged to cost of products sold              -          2,805
Non-cash expenses:
 Depreciation                                994            894
 Amortization                                277            299
 In kind interest on the Secured
  Notes due December 14, 1999              1,885          1,367
                                        ________       ________

Cash available for use before non-cash
 interest expense and income taxes         4,150          3,629

Cash interest expense                        195            140
                                        ________       ________

Adjusted EBITDA                         $  4,345       $  3,769


   The Company has a Credit Agreement (the "Credit Agreement") with Bank
One, Milwaukee, National Association ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on April 30, 1998 and interest is payable at the Company's option either at a rate equal to Bank One's reference rate plus 0.75% per annum or an adjusted LIBOR rate plus 2.75% per annum. Under the L/C Facility, Bank One has agreed to issue letters of credit through April 30, 1998 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1999. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Project Financing Facility bear interest at the Company's option either at a rate equal to Bank One's reference rate or an adjusted LIBOR rate plus a variable margin. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Company's property (other than real estate). At March 31, 1996, the Company had $269,000 of borrowings outstanding under the Loan Facility and $6,663,000 of the L/C Facility was being used. There were no borrowings under the Project Financing Facility at March 31, 1996.

   The agreements relating to the Secured Notes and the Credit Agreement permit additional project financing to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such inventory. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At March 31, 1996, the Company had $7,023,000 of outstanding project financing borrowings not related to the Project Financing Facility.

   The Company believes that current levels of cash and liquidity, together with funds generated by operations, funds available from its Credit Agreement and other project financing arrangements will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   At March 31, 1996, the Company had approximately $1,833,000 of open approved capital appropriations. If additional capital becomes available, the Company would increase its capital spending by $3,000,000 to $4,000,000 over historical levels. In addition, the Company is currently looking to expand its service shop capability in Chile and, subject to obtaining local bank financing in Chile, will look to spend $2,000,000 to $3,000,000 over the next year.

                                  PART II
                             OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 1996.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS-ERIE COMPANY
                                      (Registrant)



Date     May 13, 1996                /s/Craig R. Mackus
                                     Controller
                                     Principal Accounting Officer


Date     May 13, 1996                /s/Willard R. Hildebrand
                                     President and Chief Executive Officer

                            BUCYRUS-ERIE COMPANY
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                     FOR QUARTER ENDED MARCH 31, 1996

                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number


 27     Financial Data Schedule                            X