Form 10-Q
period 1996-06-30
BUCYRUS ERIE CO /DE
filed 1996-08-13
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________

                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended June 30, 1996

                      Commission File Number:  1-871

                __________________________________________


                        BUCYRUS INTERNATIONAL, INC.

                 DELAWARE                       39-0188050

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

                 Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                     Outstanding August 7, 1996

Common Stock, par value $.01 per share          10,234,574

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                         Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           June 30, 1996 and December 31, 1995                3-4

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 1996
           and 1995                                             5

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995            6-7

           Notes to Consolidated Condensed Financial
           Statements                                        8-10

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                             11-16


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                         17-18

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                          18-19

         Item 6 - Exhibits and Reports on Form 8-K             19

         Signature Page                                        20

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                                June 30,        December 31,                                      June 30,       December 31,
                                  1996              1995                                            1996             1995
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $  8,486          $ 11,150          accrued expenses              $ 35,422         $ 37,487
 Receivables                      43,453            35,603         Liabilities to customers
 Inventories                      70,458            73,566          on uncompleted contracts
 Prepaid expenses and                                               and warranties                   5,414            8,222
  other current assets             1,940             1,414         Income taxes                      2,449            3,463
                                ________          ________         Short-term obligations            5,724            5,573
 Total Current Assets            124,337           121,733         Current maturities of
                                                                    long-term debt                     805            1,658
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                       1,077             2,877          Liabilities                     49,814           56,403
 Intangible assets - net           8,783             9,021
 Other assets                      5,115             4,760        LONG-TERM LIABILITIES:
                                ________          ________         Deferred income taxes               191              183
                                  14,975            16,658         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                   3,105            3,127
 Cost                             39,634            39,387         Postretirement benefits          11,066           11,527
 Less accumulated                                                  Deferred expenses
  depreciation                    (5,624)           (3,740)         and other                       12,196           10,097
                                ________          ________                                        ________         ________
                                  34,010            35,647                                          26,558           24,934
                                                                  LONG-TERM DEBT, less
                                                                   current maturities               61,788           58,021

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,234,574
                                                                    shares                             102              102
                                                                   Additional paid-in capital     $ 57,742         $ 54,259
                                                                   Unearned stock compensation      (3,366)               -
                                                                   Accumulated deficit             (18,414)         (19,324)
                                                                   Cumulative translation
                                                                    adjustment                        (902)            (357)
                                                                                                  ________         ________
                                                                                                    35,162           34,680
                                ________          ________                                        ________         ________
                                $173,322          $174,038                                        $173,322         $174,038


                         See notes to consolidated condensed financial statements.

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                                 Quarter Ended June 30,      Six Months Ended June 30,
                                 1996           1995           1996          1995
Revenues:
  Net sales                   $   69,364     $   55,709     $  130,820   $  112,582
  Other income                       248            289            464          619
                              __________     __________     __________   __________
                                  69,612         55,998        131,284      113,201
                              __________     __________     __________   __________
Costs and Expenses:
  Cost of products sold           57,360         47,783        107,023       97,477
  Product development, selling,
    administrative and
    miscellaneous expenses         8,919          8,689         17,854       16,427
  Interest expense                 2,093          1,509          4,173        3,016
  Reorganization items                 -            473              -          473
                              __________     __________     __________   __________
                                  68,372         58,454        129,050      117,393
                              __________     __________     __________   __________

Earnings (loss) before
  income taxes                     1,240         (2,456)         2,234       (4,192)

Income taxes                         628            529          1,324          852
                              __________     __________     __________   __________

Net earnings (loss)           $      612     $   (2,985)    $      910   $   (5,044)


Weighted average number of
  common shares outstanding   10,234,574     10,173,237     10,234,574   10,171,835



Net earnings (loss) per share
  of common stock             $      .06     $     (.29)    $      .09   $     (.50)



                     See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                        Six Months Ended June 30,
                                        1996              1995

Cash Flows From Operating Activities
Net earnings (loss)                  $     910         $  (5,044)
Adjustments to reconcile net earnings
  (loss) to net cash used in
  operating activities:
    Depreciation                         1,980             1,820
    Amortization                           584               597
    Stock compensation                     117                 -
    In kind interest on the Secured
      Notes due December 14, 1999        3,767             2,735
    Loss (gain) on sale of property,
      plant and equipment                  246               (28)
    Changes in assets and liabilities:
      Receivables                       (8,319)           (8,009)
      Inventories                        2,727             1,966
      Other current assets                (524)               56
      Other assets                        (275)              (62)
      Current liabilities other than
        income taxes, short-term
        obligations and current
        maturities of long-term debt    (2,018)            2,609
      Income taxes                      (1,007)             (594)
      Long-term liabilities other
        than deferred income taxes      (1,432)           (1,213)
                                     _________         _________
Net cash used in operating activities   (3,244)           (5,167)
                                     _________         _________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit  1,800                 -
Purchases of property, plant
  and equipment                         (1,305)           (1,584)
Proceeds from sale of property, plant
  and equipment                            806                49
                                     _________         _________
Net cash provided by (used in)
  investing activities                   1,301            (1,535)
                                     _________         _________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                  2,971               880
Reduction of project financing
  obligations                           (2,701)           (4,260)
Net (decrease) increase in other
  bank borrowings                         (878)            1,317
                                     _________         _________
Net cash used in financing activities     (608)           (2,063)
                                     _________         _________
Effect of exchange rate
  changes on cash                         (113)              (40)
                                     _________         _________
Net decrease in cash and
  cash equivalents                      (2,664)           (8,805)
Cash and cash equivalents at
  beginning of period                   11,150            16,209
                                     _________         _________
Cash and cash equivalents at
  end of period                      $   8,486         $   7,404



Supplemental Disclosures of Cash Flow Information

                                        1996              1995
Cash paid during the period for:
  Interest on long-term debt
    and bank borrowings              $      122        $      117
  Income taxes - net of refunds           1,401             1,250


         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Effective May 23, 1996, Bucyrus-Erie Company changed its name to Bucyrus International, Inc. (the "Company"). In the opinion of the Company, the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in Note 4) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Also, certain warranty expenses previously included in product development and selling expense are now included in cost of products sold, and certain engineering expenses previously included in cost of products sold are now included in product development expense. Reclassifications have been made to the 1995 consolidated condensed financial statements to present them on a basis consistent with the current year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

3. Inventories consist of the following:

                                     June 30,       December 31,
                                       1996             1995
                                         (Dollars in Thousands)

   Raw materials and parts           $ 11,884         $ 12,138
   Costs relating to
     uncompleted contracts              8,044            5,861
   Customers' advances offset
     against costs incurred on
     uncompleted contracts             (4,104)          (2,440)
   Work in process                     11,251           13,511
   Finished products (primarily
     replacement parts)                43,383           44,496
                                     ________         ________
                                     $ 70,458         $ 73,566


4. Reorganization items included in the Consolidated Condensed Statements of Operations for the quarter and six months ended June 30, 1995 consist of additional legal and professional fees incurred in connection with the bankruptcy proceedings in 1994.

5. Effective May 23, 1996, the Company instituted the 1996 Employees' Stock Incentive Plan (the "Plan"). Under the Plan, 300,000 shares of restricted stock and options to purchase 200,000 shares of the Company's common stock ("Common Stock") have been granted. The grants under the Plan result in additional compensation expense to the Company. Compensation related to future periods is shown as an offset to additional paid-in capital within common shareholders' investment in the Consolidated Condensed Balance Sheets.

6. Net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not significant.

7. Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of Common Stock, has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a settlement agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). By order dated June 3, 1996, the Bankruptcy Court ruled that JNL would be awarded the sum of $500. JNL has appealed the decision. The Company has been advised by legal counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the consolidated condensed financial statements.

   Concurrently with the trial of the JNL 503(b) Claim, the Bankruptcy Court considered the final fee application of the law firm of Milbank, Tweed, Hadley & McCloy ("Milbank"), who rendered services as reorganization counsel for the Company in connection with the chapter 11 proceedings. The Milbank claim was approximately $2,330,000, of which 80% had previously been paid by the Company on an interim basis. By order dated June 3, 1996, the Bankruptcy Court ruled that Milbank would receive 80% of the claimed amount as full and final compensation, thereby resulting in no further payments being due and owing to Milbank on the claim. JNL appealed the decision of the Bankruptcy Court not to order disgorgement of amounts already paid to Milbank. Milbank has not appealed the decision.

   The Company's wholly-owned subsidiary, Boonville Mining Services, Inc. ("BMSI"), was a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on September 24, 1992 by Dresser Industries, Inc. and Global Industrial Technologies, Inc. (the "Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constituted a misappropriation of the Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. BMSI had denied these claims. On June 17, 1996, BMSI settled the litigation which will result in an immaterial effect on earnings.

   The Company was one of fifty-three entities who had been named by the United States Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Company was so named as a result of allegations that it disposed of foundry sand at the Millcreek dumpsite in the 1970's. The United States Department of Justice filed suit in the United States District Court for the Western District of Pennsylvania in 1989 against the Millcreek site owners and the haulers who allegedly transported waste to the site for recovery of past cleanup costs incurred at the site. In May, 1996, the Company paid the United States government $600,000 in settlement of the aforementioned cost recovery action. This amount was previously included in liabilities in the Consolidated Condensed Balance Sheets. In addition, the EPA has ordered the Company and certain other PRPs to perform the soil capping portion of the remediation at the Millcreek site. The anticipated remediation costs to be incurred by the Company are included in liabilities in the Consolidated Condensed Balance Sheets.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarter and six months ended June 30, 1996 and 1995.

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

Net Sales

   Net sales for the quarter and six months ended June 30, 1996 were $69,364,000 and $130,820,000, respectively, compared with $55,709,000 and
$112,582,000 for the quarter and six months ended June 30, 1995, respectively. Sales of repair parts and services for the quarter and six months ended
June 30, 1996 were $41,954,000 and $81,797,000, respectively, which is an increase of 6.9% and 5.0% from the quarter and six months ended June 30, 1995, respectively. Both increases were primarily due to increased sales at Minserco, Inc., a mining service subsidiary of the Company. Machine sales for the quarter and six months ended June 30, 1996 were $27,410,000 and $49,023,000, respectively, which is an increase of 66.5% and 41.4% from the quarter and six months ended June 30, 1995, respectively. Both increases were due to increased blast hole drill and electric mining shovel sales, primarily in copper markets.

Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1996 was $57,360,000 or 82.7% of net sales compared with $47,783,000 or 85.8% of net sales for the quarter ended June 30, 1995. For the six months ended June 30, 1996, cost of products sold was $107,023,000 or 81.8% of net sales compared with $97,477,000 or 86.6% of net sales for the six months ended June 30, 1995. Included in cost of products sold for the quarter and six months ended June 30, 1995 was $2,912,000 and $5,717,000, respectively, as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting adopted in 1994 and was charged to cost of products sold as the inventory was sold. Excluding the effect of the inventory fair value adjustment, cost of products sold for the quarter and six months ended June 30, 1995 was 80.5% and 81.5%, respectively. The decrease in gross margin percentage for the quarter ended June 30, 1996, not including this fair value adjustment, was primarily due to higher machine sales which have a lower gross margin than parts and service sales.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1996 were $8,919,000 or 12.9% of net sales compared with $8,689,000 or 15.6% of net sales for the quarter ended June 30, 1995. The amounts for the six months ended June 30, 1996 and 1995 were $17,854,000 or 13.6% of net sales and $16,427,000 or 14.6% of net sales, respectively. The dollar increases in 1996 were primarily due to higher product development and service costs to provide increased support to customers.

Interest Expense

   Interest expense for the quarter and six months ended June 30, 1996 was $2,093,000 and $4,173,000, respectively, compared with $1,509,000 and
$3,016,000 for the quarter and six months ended June 30, 1995, respectively. The increases in 1996 were primarily due to an increase in the interest rate on the Secured Notes due December 14, 1999 ("Secured Notes") from 10.5% to 13% effective December 14, 1995. Also, interest on the Secured Notes was accrued on a higher principal balance in 1996 since all interest to date has been paid in kind. The Company has the option of paying interest on the Secured Notes in cash at 10.5% or in kind at 13%. For the quarter and six months ended
June 30, 1996, interest was accrued at 13% since the Company paid this interest in kind. During the third quarter, the Company will be evaluating the possibility of paying the December 31, 1996 interest payment in cash.

Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

Net Earnings (Loss)

   Net earnings for the quarter and six months ended June 30, 1996 were $612,000 and $910,000, respectively, compared with a net loss of $2,985,000 and $5,044,000 for the quarter and six months ended June 30, 1995, respectively. The increases in net earnings were primarily due to increased sales volume and improved gross margin, offset by increased interest expense. Net loss for the quarter and six months ended June 30, 1995 includes $2,510,000 and $4,878,000 (net of income taxes), respectively, of the inventory fair value adjustment related to fresh start reporting which was charged to cost of products sold. Non-cash depreciation and amortization charges included in net earnings for the quarter and six months ended June 30, 1996 were $1,293,000 and $2,564,000, respectively, compared with $1,224,000 and $2,417,000, respectively, for the quarter and six months ended June 30, 1995.

Backlog and New Orders

   The Company's consolidated backlog on June 30, 1996 was $184,117,000 compared with $118,024,000 at December 31, 1995 and $71,576,000 at June 30,
1995. Machine backlog at June 30, 1996 was $92,959,000, which is an increase of 41.3% from December 31, 1995 and an increase of 441.2% from June 30, 1995. The increases in machine backlog were in both electric mining shovel and blast hole drill volume. Repair parts and service backlog at June 30, 1996 was $91,158,000, which is an increase of 74.6% from December 31, 1995 and an increase of 67.6% from June 30, 1995. The increases in repair parts and service backlog were primarily at foreign locations and reflect new orders related to long-term maintenance and repair contracts which will be completed in the next three to five years.

   New orders for the quarter and six months ended June 30, 1996 were $53,628,000 and $196,913,000, respectively, which is an increase of 11.5% and 76.1% from the quarter and six months ended June 30, 1995, respectively. New machine orders for the quarter and six months ended June 30, 1996 were $18,182,000 and $76,172,000, respectively, which is an increase of 688.1% and 190.8% from the quarter and six months ended June 30, 1995, respectively. The increases in new machine orders were in both electric mining shovel and blast hole drill volume and represent strong machine sales activity, primarily related to copper markets. New repair parts and service orders for the quarter and six months ended June 30, 1996 were $35,446,000 and $120,741,000, respectively, which is a decrease of 22.6% and increase of 41.0% from the quarter and six months ended June 30, 1995, respectively. The decrease for the quarter ended June 30, 1996 was due to reduced repair parts orders and reduced maintenance and repair contract orders at foreign locations. The increase for the six months ended June 30, 1996 was primarily due to large maintenance and repair contract orders at foreign locations in the first quarter of 1996. Blast hole drill and electric mining shovel inquiries from South America and China remain steady. The recent decline in copper prices is not expected to have a material impact on the Company in the short-term. The North American market for electric mining shovels and blast hole drills remains steady in iron ore, copper and the low sulphur coal fields in the Western United States. Pricing on new machines has been improving recently while pricing on repair parts has remained steady.

Capitalization

   The long-term debt to equity ratio as of June 30, 1996 and December 31, 1995 was 1.8 to 1 and 1.7 to 1, respectively.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1996 and December 31, 1995 were as follows:

                                                  June 30,      December 31,
                                                    1996            1995
                                                    (Dollars in Thousands)

Working capital                                   $ 74,523        $ 65,330
Current ratio                                     2.5 to 1        2.2 to 1

   The table below summarizes the Company's cash position at June 30, 1996:

                                    Restricted    Unrestricted
Location                               Cash           Cash          Total
                                             (Dollars in Thousands)

United States                        $      -       $  2,260       $  2,260
Foreign Subsidiaries                       21          5,655          5,676
Equipment Assurance Limited             1,056            571          1,627
                                     ________       ________       ________
                                     $  1,077       $  8,486       $  9,563


   A portion of the unrestricted cash at the foreign subsidiaries is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Approximately $2,900,000, including accrued interest, is required to be refunded to the Internal Revenue Service for an excess refund received in 1993. The Company reached an agreement with the Internal Revenue Service which allows for semi-annual payments over five years at 8% interest commencing September 15, 1996.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at June 30, 1996. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The following table reconciles Earnings (Loss) Before Income Taxes to earnings before interest, income taxes, depreciation, amortization, loss
(gain) on sale of fixed assets, reorganization items and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"):

                      Quarter Ended June 30,      Six Months Ended June 30,
                        1996         1995           1996           1995
                                    (Dollars in Thousands)
Earnings (loss)
 before income taxes  $  1,240     $ (2,456)      $  2,234       $ (4,192)
Reorganization items         -          473              -            473
Inventory fair value
 adjustment charged
 to cost of products
 sold                        -        2,912              -          5,717
Non-cash expenses:
 Depreciation              986          926          1,980          1,820
 Amortization              307          298            584            597
 Loss (gain) on sale
  of fixed assets          222          (22)           246            (28)
 In kind interest on
  the Secured Notes      1,882        1,368          3,767          2,735
Cash interest
 expense                   211          141            406            281
                      ________     ________       ________       ________
Adjusted EBITDA       $  4,848     $  3,640       $  9,217       $  7,403



   The Company has a Credit Agreement (the "Credit Agreement") with Bank
One, Milwaukee, National Association ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on April 30, 1998. Under the L/C Facility, Bank One has agreed to issue letters of credit through April 30, 1998 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1999. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Project Financing Facility bear interest at the Company's option either at a rate equal to Bank One's reference rate or an adjusted LIBOR rate plus a variable margin. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Company's property (other than real estate). At June 30, 1996, the Company had $293,000 of borrowings outstanding under the Loan Facility and $11,720,000 of the L/C Facility was being used.

   Under the Project Financing Facility, the Company has a line of credit for $18,500,000 to support two current orders. Usage is based on the inventory being financed and any accounts receivable relating to such project. Availability at June 30, 1996 is $11,000,000. There were no borrowings under the Project Financing Facility at June 30, 1996.

   The agreements relating to the Secured Notes and the Credit Agreement permit additional project financing to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such project. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At June 30, 1996, the Company had $5,403,000 of outstanding project financing borrowings not related to the Project Financing Facility. These borrowings are classified as Short-Term Obligations in the Consolidated Condensed Balance Sheets.

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

   At June 30, 1996, the Company had approximately $1,603,000 of open capital appropriations. In July, the Company initiated a $3,000,000 expansion of its service shop facility in Chile, which will be financed primarily with a local bank in Chile. In addition, the Company commenced the $2,200,000 first phase of a potential $14,000,000 machine shop tool modernization project. The first phase equipment, together with $2,800,000 of machine tools previously ordered, will be financed or leased. The modernization project is expected to reduce operating costs, improve parts and mining machine production cycle times and reduce work in process inventory levels.

                                  PART II
                             OTHER INFORMATION



Item 1.    Legal Proceedings.

       Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock ("Common Stock"), has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a settlement agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). By order dated June 3, 1996, the
       Bankruptcy Court ruled that JNL would be awarded the sum of $500.
       JNL has appealed the decision. The Company has been advised by legal counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the consolidated condensed financial statements.

       Concurrently with the trial of the JNL 503(b) Claim, the Bankruptcy Court considered the final fee application of the law firm of Milbank, Tweed, Hadley & McCloy ("Milbank"), who rendered services as reorganization counsel for the Company in connection with the chapter 11 proceedings. The Milbank claim was approximately $2,330,000, of which 80% had previously been paid by the Company on an interim basis. By order dated June 3, 1996, the Bankruptcy Court ruled that Milbank would receive 80% of the claimed amount as full and final compensation, thereby resulting in no further payments being due and owing to Milbank on the claim. JNL appealed the decision of the Bankruptcy Court not to order disgorgement of amounts already paid to Milbank. Milbank has not appealed the decision.

       The Company's wholly-owned subsidiary, Boonville Mining Services, Inc. ("BMSI"), was a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on
       September 24, 1992 by Dresser Industries, Inc. and Global Industrial Technologies, Inc. (the "Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constituted a misappropriation of the Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. BMSI had denied these claims. On June 17, 1996, BMSI settled the litigation which will result in an immaterial effect on earnings.

       The Company was one of fifty-three entities who had been named by the United States Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Company was so named as a result of allegations that it disposed of foundry sand at the Millcreek dumpsite in the 1970's. The United States Department of Justice filed suit in the United States District Court for the Western District of Pennsylvania in 1989 against the Millcreek site owners and the haulers who allegedly transported waste to the site for recovery of past cleanup costs incurred at the site. In May, 1996, the Company paid the United States government $600,000 in settlement of the aforementioned cost recovery action. This amount was previously included in liabilities in the Consolidated Condensed Balance Sheets. In addition, the EPA has ordered the Company and certain other PRPs to perform the soil capping portion of the remediation at the Millcreek site. The anticipated remediation costs to be incurred by the Company are included in liabilities in the Consolidated Condensed Balance Sheets.

Item 4. Submission of Matters to a Vote of Security Holders.

        On May 23, 1996, the Company held its annual meeting of shareholders. The following indicates the matters which were submitted to a vote of shareholders and the votes on such matters:

        (a) The shareholders elected the following two directors to serve for the ensuing year:

               Charles S. Macaluso:
                 Votes for: 7,066,203; Authority to Vote Withheld: 45,903

               Frank W. Miller:
                 Votes for: 7,065,556; Authority to Vote Withheld: 46,550

            The following seven original directors whose terms expire at the 1997 Annual Meeting were deemed to be elected at the annual meeting: C. Scott Bartlett, Jr., Williard R. Hildebrand, George A. Poole, Jr., Joseph J. Radecki, Jr., F. John Stark, III, Russell W. Swansen and Samuel M. Victor.

        (b) The shareholders approved the 1996 Employees' Stock Incentive Plan. Votes For: 5,134,164; Votes Against: 156,600;
            Abstentions: 36,055; Broker Non-Votes: 1,785,287.

        (c) The shareholders approved the Non-Employee Directors' Stock Option Plan. Votes For: 5,085,307; Votes Against: 206,255;
            Abstentions: 40,276; Broker Non-Votes: 1,780,268.

        (d) The shareholders amended the Restated Certificate of Incorporation to change the Company's name to Bucyrus
            International, Inc.  Votes For: 7,040,168; Votes Against:
            38,058; Abstentions: 33,880; Broker Non-Votes: 0.

        (e) The shareholders ratified the appointment of Arthur Andersen LLP to serve as independent auditors. Votes For: 7,076,143; Votes Against: 11,682; Abstentions: 24,181; Broker Non-Votes:
            100.

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



                                              BUCYRUS INTERNATIONAL, INC.
                                              (Registrant)



Date    August 12, 1996                       /s/Craig R. Mackus
                                              Craig R. Mackus
                                              Controller
                                              Principal Accounting Officer


Date    August 12, 1996                       /s/Willard R. Hildebrand
                                              Willard R. Hildebrand
                                              President and CEO

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1996

                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number


 27     Financial Data Schedule                   X
        (EDGAR filing only.)