Form 10-Q
period 1996-09-30
BUCYRUS INTERNATIONAL INC
filed 1996-11-14
CIK 740761

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                __________________________________________

                                 Form 10-Q

                             QUARTERLY REPORT
                                PURSUANT TO
                            SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarter Ended September 30, 1996

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

               Class                     Outstanding November 1, 1996

Common Stock, par value $.01 per share          10,234,574

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                            Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           September 30, 1996 and December 31, 1995              3

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 1996
           and 1995                                              4

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 1996 and 1995       5-6

           Notes to Consolidated Condensed Financial
           Statements                                          7-8

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                9-13


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                              14

         Item 6 - Exhibits and Reports on Form 8-K               14

         Signature Page                                          15

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)

                            September 30,      December 31,                                   September 30,       December 31,
                                1996               1995                                           1996                1995
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                 $ 15,580          $ 11,150            accrued expenses            $ 39,490            $ 37,487
 Receivables                    35,733            35,603           Liabilities to customers
 Inventories                    69,108            73,566            on uncompleted contracts
 Prepaid expenses and                                               and warranties                 4,769               8,222
  other current assets           2,247             1,414           Income taxes                    1,313               3,463
                              ________          ________           Short-term obligations          2,770               5,573
 Total Current Assets          122,668           121,733           Current maturities of
                                                                    long-term debt                   421               1,658
OTHER ASSETS:                                                                                   ________            ________
 Restricted funds                                                  Total Current
  on deposit                     1,077             2,877            Liabilities                   48,763              56,403
 Intangible assets - net         8,664             9,021
 Other assets                    5,857             4,760          LONG-TERM LIABILITIES:
                              ________          ________           Deferred income taxes             192                 183
                                15,598            16,658           Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                 3,071               3,127
 Cost                           42,265            39,387           Postretirement benefits        11,068              11,527
 Less accumulated                                                  Deferred expenses
  depreciation                  (6,552)           (3,740)           and other                     11,551              10,097
                              ________          ________                                        ________            ________
                                35,713            35,647                                          25,882              24,934
                                                                  LONG-TERM DEBT, less
                                                                   current maturities             62,614              58,021

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,234,574
                                                                    shares                           102                 102
                                                                   Additional paid-in capital   $ 57,742            $ 54,259
                                                                   Unearned stock compensation    (3,090)                  -
                                                                   Accumulated deficit           (16,919)            (19,324)
                                                                   Cumulative translation
                                                                    adjustment                    (1,115)               (357)
                                                                                                ________            ________
                                                                                                  36,720              34,680
                            ________             ________                                       ________            ________
                            $173,979             $174,038                                       $173,979            $174,038


                         See notes to consolidated condensed financial statements.

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)

                               Quarter Ended September 30,   Nine Months Ended September 30,
                                 1996           1995           1996               1995
Revenues:
  Net sales                    $   68,077     $   61,408     $  198,897        $  173,990
  Other income                        236            314            700               933
                               __________     __________     __________        __________
                                   68,313         61,722        199,597           174,923
                               __________     __________     __________        __________
Costs and Expenses:
  Cost of products sold            55,292         58,625        162,315           156,102
  Product development, selling,
    administrative and
    miscellaneous expenses          9,224          9,761         27,078            26,188
  Interest expense                  1,756          1,558          5,929             4,574
  Restructuring expenses                -          2,577              -             2,577
  Reorganization items                  -            446              -               919
                               __________     __________     __________        __________
                                   66,272         72,967        195,322           190,360
                               __________     __________     __________        __________

Earnings (loss) before
  income taxes                      2,041        (11,245)         4,275           (15,437)

Income taxes                          546            806          1,870             1,658
                               __________     __________     __________        __________

Net earnings (loss)            $    1,495     $  (12,051)    $    2,405        $  (17,095)


Weighted average number of
  common shares outstanding    10,234,574     10,234,574     10,234,574        10,192,978



Net earnings (loss) per share
  of common stock              $      .14     $    (1.18)    $      .23        $    (1.68)


                     See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                          Nine Months Ended September 30,
                                             1996              1995

Cash Flows From Operating Activities
Net earnings (loss)                       $   2,405         $ (17,095)
Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
    Inventory obsolescence adjustment             -             4,416
    Depreciation                              2,955             2,773
    Amortization                                863               896
    Stock compensation                          393                 -
    In kind interest on the Secured
      Notes due December 14, 1999             3,767             4,180
    Loss (gain) on sale of property,
      plant and equipment                       278               (26)
    Changes in assets and liabilities:
      Receivables                              (752)           (5,233)
      Inventories                             3,875               404
      Other current assets                     (835)              260
      Other assets                           (1,019)              (53)
      Current liabilities other than
        income taxes, short-term
        obligations and current
        maturities of long-term debt          1,574            10,209
      Income taxes                           (2,098)               53
      Long-term liabilities other
        than deferred income taxes           (2,420)             (731)
                                          _________         _________
Net cash provided by operating activities     8,986                53
                                          _________         _________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit       1,800               798
Purchases of property, plant
  and equipment                              (3,715)           (2,205)
Proceeds from sale of property, plant
  and equipment                                 806                76
                                          _________         _________
Net cash used in investing activities        (1,109)           (1,331)
                                          _________         _________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                       5,402             3,581
Reduction of project financing
  obligations                                (8,104)           (6,861)
Net (decrease) increase in other
  bank borrowings                            (1,337)              149
Proceeds from issuance of
  long-term debt                                849                 -
                                          _________         _________
Net cash used in financing activities        (3,190)           (3,131)
                                          _________         _________
Effect of exchange rate
  changes on cash                              (257)               16
                                          _________         _________

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars In Thousands)

                                          Nine Months Ended September 30,
                                             1996              1995
Net increase (decrease) in cash and
  cash equivalents                            4,430            (4,393)
Cash and cash equivalents at
  beginning of period                        11,150            16,209
                                          _________         _________
Cash and cash equivalents at
  end of period                           $  15,580         $  11,816



Supplemental Disclosures of Cash Flow Information

                                             1996              1995
Cash paid during the period for:
  Interest                                $      417        $      171
  Income taxes - net of refunds                3,162             1,079






















         See notes to consolidated condensed financial statements.

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated in Notes 4 and 5) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Certain reclassifications have been made to the 1995 consolidated condensed financial statements to present them on a basis consistent with the current year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1995 annual report on Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

3. Inventories consist of the following:

                                     September 30,  December 31,
                                         1996          1995
                                         (Dollars in Thousands)

   Raw materials and parts             $ 12,060       $ 12,138
   Costs relating to
     uncompleted contracts                8,753          5,861
   Customers' advances offset
     against costs incurred on
     uncompleted contracts               (4,288)        (2,440)
   Work in process                        9,555         13,511
   Finished products (primarily
     replacement parts)                  43,028         44,496

                                       $ 69,108       $ 73,566


   During the third quarter of 1995, the Company completed an evaluation of its inventory and recorded a charge of $4,416,000 to cost of products sold for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models.

4. Restructuring expenses included in the Consolidated Condensed Statements of Operations for the quarter and nine months ended September 30, 1995 consist of employee severance expenses recorded to reflect the cost of reduced employment and the severance costs related to the resignation of three officers of the Company.

5. Reorganization items included in the Consolidated Condensed Statements of Operations for the nine months ended September 30, 1995 consist of additional legal and professional fees incurred in connection with the bankruptcy proceedings in 1994.

6. Net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding during the period. Common stock equivalents are not significant.

7. Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of Common Stock, has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a settlement agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). By order dated June 3, 1996, the Bankruptcy Court ruled that JNL would be awarded the sum of $500. JNL has appealed the decision. The Company has been advised by its reorganization counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Consolidated Condensed Financial Statements.

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

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarters and nine months ended September 30, 1996 and 1995.

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

Net Sales

   Net sales for the quarter and nine months ended September 30, 1996 were $68,077,000 and $198,897,000, respectively, compared with $61,408,000 and
$173,990,000 for the quarter and nine months ended September 30, 1995, respectively. Sales of repair parts and services for the quarter and nine months ended September 30, 1996 were $39,166,000 and $120,963,000, respectively, which is a decrease of .2% and an increase of 3.3% from the quarter and nine months ended September 30, 1995, respectively. The increase in repair parts and service sales for the nine months ended September 30, 1996 was primarily due to increased sales at Minserco, Inc., a mining service subsidiary of the Company. Machine sales for the quarter and nine months ended September 30, 1996 were $28,911,000 and $77,934,000, respectively, which is an increase of 30.4% and 37.1% from the quarter and nine months ended September 30, 1995, respectively. The increases in machine sales were primarily due to increased electric mining shovel sales, primarily in copper markets.

Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 1996 was $55,292,000 or 81.2% of net sales compared with $58,625,000 or 95.5% of net sales for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, cost of products sold was $162,315,000 or 81.6% of net sales compared with $156,102,000 or 89.7% of net sales for the nine months ended September 30, 1995. Included in cost of products sold for the quarter and nine months ended September 30, 1995 was $2,813,000 and $8,530,000, respectively, as a result of the fair value adjustment to inventory. This adjustment was made in accordance with the principles of fresh start reporting adopted in 1994 and was charged to cost of products sold as the inventory was sold. Also included in cost of products sold for the quarter and nine months ended September 30, 1995 was a charge of $4,416,000 for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models. Excluding the effects of the inventory fair value adjustment and excess inventory charge, cost of products sold as a percentage of net sales for the quarter and nine months ended September 30, 1995 was 83.7% and 82.3%, respectively. The increases in gross margin percentages for the quarter and nine months ended September 30, 1996, not including the fair value and excess inventory adjustments, were primarily due to improved margins on machine sales.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1996 were $9,224,000 or 13.5% of net sales compared with $9,761,000 or 15.9% of net sales for the quarter ended
September 30, 1995. The amounts for the nine months ended September 30, 1996 and 1995 were $27,078,000 or 13.6% of net sales and $26,188,000 or 15.1% of net sales, respectively. The dollar increase for the nine months ended September 30, 1996 was primarily due to higher product development and service costs to provide increased support to customers.

Interest Expense

   Interest expense for the quarter and nine months ended September 30, 1996 was $1,756,000 and $5,929,000, respectively, compared with $1,558,000 and $4,574,000 for the quarter and nine months ended September 30, 1995, respectively. The increase for the nine months ended September 30, 1996 was primarily due to an increase in the interest rate on the Secured Notes due December 14, 1999 ("Secured Notes") from 10.5% to 13% effective December 14, 1995 for interest paid in kind by adding the interest to the principal balance. Also, interest on the Secured Notes was accrued on a higher principal balance in 1996 since all interest paid to date has been paid in kind. The Company has the option of paying interest on the Secured Notes in cash at 10.5% or in kind at 13%. For the six months ended June 30, 1996, interest was accrued at 13% since the Company paid this interest in kind. For the quarter ended September 30, 1996, interest was accrued at 10.5% since the Company currently intends to pay this interest in cash.

Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

Net Earnings (Loss)

   Net earnings for the quarter and nine months ended September 30, 1996 were $1,495,000 and $2,405,000, respectively, compared with a net loss of $12,051,000 and $17,095,000 for the quarter and nine months ended
September 30, 1995, respectively. During the third quarter of 1995, the Company undertook a restructuring of its corporate headquarters and foreign subsidiaries and completed an evaluation of its inventories and other items. The Company, in evaluating its inventory, determined that excess levels existed for certain older and discontinued machine models. Accordingly, a charge of $4,416,000 was made in the quarter ended September 30, 1995 for the eventual scrapping and disposal of this inventory. Severance costs of $2,577,000 were also recorded to reflect the cost of reduced employment at the corporate headquarters and foreign subsidiaries, and the resignation of three former officers. In addition, a $1,018,000 charge resulting from the reestimation of certain customer warranty reserves was recorded and charges of $446,000 and $919,000 for the quarter and nine months ended September 30, 1995, respectively, were made for reorganization items related to issues continuing from the bankruptcy proceedings. Net loss for the quarter and nine months ended September 30, 1995 also included $2,431,000 and $7,309,000 (net of income taxes), respectively, of the inventory fair value adjustment related to fresh start reporting.

Backlog and New Orders

   The Company's consolidated backlog on September 30, 1996 was $173,243,000 compared with $118,024,000 at December 31, 1995 and $90,879,000 at
September 30, 1995. Machine backlog at September 30, 1996 was $78,547,000, which is an increase of 19.4% from December 31, 1995 and an increase of 152.5% from September 30, 1995. The increase in machine backlog from December 31, 1995 was primarily in blast hole drill volume. The increase in machine backlog from September 30, 1995 was in both electric mining shovel and blast hole drill volume. Repair parts and service backlog at September 30, 1996 was $94,696,000, which is an increase of 81.4% from December 31, 1995 and an increase of 58.4% from September 30, 1995. The increases in repair parts and service backlog were primarily at foreign locations and reflect new orders related to long-term maintenance and repair contracts which will be completed in the next three to five years.

   New orders for the quarter and nine months ended September 30, 1996 were $57,203,000 and $254,116,000, respectively, which is a decrease of 29.1% and an increase of 32.0% from the quarter and nine months ended September 30, 1995, respectively. New machine orders for the quarter and nine months ended September 30, 1996 were $14,499,000 and $90,671,000, respectively, which is a decrease of 59.8% and an increase of 45.6% from the quarter and nine months ended September 30, 1995, respectively. The decrease in new machine orders for the quarter ended September 30, 1996 was due to the timing of new machine orders. The increase in new machine orders for the nine months ended September 30, 1996 was in both electric mining shovel and blast hole drill volume and represented strong machine sales activity during the first half of 1996, primarily related to copper markets. Blast hole drill and electric mining shovel inquiries from South America and China remain steady. New repair parts and service orders for the quarter and nine months ended September 30, 1996 were $42,704,000 and $163,445,000, respectively, which is a decrease of 4.3% and an increase of 25.5% from the quarter and nine months ended September 30, 1995, respectively. The increase in repair parts and service orders for the nine months ended September 30, 1996 was primarily due to large maintenance and repair contract orders at foreign locations in the first quarter of 1996.

Capitalization

   The long-term debt to equity ratio as of September 30, 1996 and December 31, 1995 was 1.7 to 1.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1996 and December 31, 1995 were as follows:

                                     September 30,  December 31,
                                         1996           1995
                                         (Dollars in Thousands)

Working capital                        $ 73,905       $ 65,330
Current ratio                          2.5 to 1       2.2 to 1

   The table below summarizes the Company's cash position at September 30, 1996:

                              Restricted   Unrestricted
Location                         Cash          Cash         Total
                                        (Dollars in Thousands)

United States                $      -       $  8,728      $  8,728
Foreign Subsidiaries               21          6,273         6,294
Equipment Assurance Limited     1,056            579         1,635

                             $  1,077       $ 15,580      $ 16,657


   A portion of the unrestricted cash at the foreign subsidiaries is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at September 30, 1996. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The following table reconciles Earnings (Loss) Before Income Taxes to earnings before interest, income taxes, depreciation, amortization, loss
(gain) on sale of fixed assets, restructuring expenses, reorganization items and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"):

                             Quarter Ended             Nine Months Ended
                             September 30,               September 30,
                           1996          1995          1996           1995
                                         (Dollars in Thousands)
Earnings (loss)
 before income taxes       $  2,041      $(11,245)     $  4,275       $(15,437)
Restructuring expenses            -         2,577             -          2,577
Reorganization items              -           446             -            919
Inventory fair value
 adjustment charged
 to cost of products
 sold                             -         2,813             -          8,530
Non-cash expenses:
 Depreciation                   975           953         2,955          2,773
 Amortization                   279           299           863            896
 Loss (gain) on sale
  of fixed assets                32             2           278            (26)
 In kind interest on
  the Secured Notes               -         1,445         3,767          4,180
Cash interest
 expense                      1,756           113         2,162            394

Adjusted EBITDA(1)(2)      $  5,083      $ (2,597)     $ 14,300       $  4,806


(1) Adjusted EBITDA for the quarter and nine months ended September 30, 1995 is reduced by a charge of $4,416,000 to cost of products sold for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models.

(2) The Company is presenting a calculation of Adjusted EBITDA to highlight the effects that fresh start accounting, restructuring expenses and reorganization items have on reported net earnings. Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under its bank credit agreement (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity.

   The Company has a Credit Agreement (the "Credit Agreement") with Bank
One, Milwaukee, National Association ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on April 30, 1998. Under the L/C Facility, Bank One has agreed to issue letters of credit through April 30, 1998 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1999. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Project Financing Facility bear interest at the Company's option either at a rate equal to Bank One's reference rate or an adjusted LIBOR rate plus a variable margin. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Company's property (other than real estate). At September 30, 1996, the Company had $340,000 of borrowings outstanding under the Loan Facility and $13,006,000 of the L/C Facility was being used.

   Under the Project Financing Facility, the Company has a line of credit for $14,000,000 to support one current order. Bank One has participated a portion of the Project Financing Facility to The Bank of Nova Scotia. Availability is based on the amount of inventory being financed and any accounts receivable relating to such project. Availability at September 30, 1996 is $8,320,000. There were no borrowings under the Project Financing Facility at September 30, 1996.

   The agreements relating to the Secured Notes and the Credit Agreement permit additional project financing from other lenders to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such project. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At September 30, 1996, the Company had $2,431,000 of outstanding project financing borrowings not related to the Project Financing Facility. These borrowings are classified as Short-Term Obligations in the Consolidated Condensed Balance Sheets.

   At September 30, 1996, the Company had approximately $3,671,000 of open capital appropriations. Included in open capital appropriations is $1,970,000 for a new service shop facility in Chile which will be financed primarily with a local bank in Chile and $920,000 for land and a new facility in South Africa which will be financed primarily with a local bank in South Africa. In addition, the Company commenced the $2,200,000 first phase of a potential $14,000,000 machine shop tool modernization project. The first phase equipment, together with $2,800,000 of machine tools previously ordered, will be financed or leased.

                                   PART II
                             OTHER INFORMATION



Item 1.   Legal Proceedings.

          Jackson National Life Insurance Company ("JNL"), currently the holder of approximately 41.31% of the Company's common stock ("Common Stock"), has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3,300,000 for professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a settlement agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share (the average closing price of such stock on the NASDAQ Stock Market on June 20, 21, 22, 23 and 26, 1995). By order dated June 3, 1996, the
          Bankruptcy Court ruled that JNL would be awarded the sum of $500. JNL has appealed the decision. The Company has been advised by its reorganization counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Consolidated Condensed Financial Statements.

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



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 14, 1996          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 14, 1996          /s/Willard R. Hildebrand
                                   Willard R. Hildebrand
                                   President and CEO

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1996

                               Incorporated             Sequential
Exhibit                         Herein By      Filed       Page
Number     Description          Reference     Herewith    Number


 27     Financial Data Schedule                    X
        (EDGAR filing only.)

 99     Press Release dated                        X
        November 12, 1996.