Form 10-K
period 1996-12-31
BUCYRUS INTERNATIONAL INC
filed 1997-03-20
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1996

                                    OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to __________


                       Commission file number 1-871


                         BUCYRUS INTERNATIONAL, INC.
          (Exact Name of Registrant as Specified in its Charter)


              DELAWARE                       39-0188050
  (State or Other Jurisdiction of         (I.R.S. Employer
  Incorporation or Organization)         Identification No.)

           P. O. BOX 500
       1100 MILWAUKEE AVENUE
    SOUTH MILWAUKEE, WISCONSIN                  53172
       (Address of Principal                 (Zip Code)
        Executive Offices)

                                (414) 768-4000
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.01 par value
                             (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997, was approximately $32,554,000 (based on the $8 per share closing price of the Company's Common Stock as reported on The Nasdaq Stock Market on March 7, 1997). In determining who are affiliates of the Company for purposes of this computation, it is assumed that directors, officers and any persons filing a Schedule 13D or Schedule 13G are affiliates of the Company. The characterization of such directors, officers and other persons as affiliates is for purposes of this computation only and should not be construed as a determination or admission for any other purpose that any of such persons are, in fact, affiliates of the Company.

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes [ X ]   No [   ]

   As of March 7, 1997 there were 10,534,574 shares of Common Stock issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE

   Parts I, II and IV incorporate certain information by reference from the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

   Part III incorporates certain information by reference from the Registrant's definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting of Shareholders.

   Certain exhibits are incorporated by reference from the exhibits to:
(i) Registrant's Annual Reports on Form 10-K for the fiscal years ended December 31, 1988, 1989, 1990, 1993, 1994 and 1995; (ii) Registrant's
Quarterly Reports on Form 10-Q for the quarters ended June 30, 1992, September 30, 1995, and September 30, 1996; and (iii) Registrant's Current Reports on Form 8-K dated December 1, 1994, December 14, 1994, May 31, 1995 and July 25, 1995. The above mentioned reports for periods prior to December 14, 1994 are reports of the Registrant's predecessor, B-E Holdings, Inc.

                                   PART I


ITEM 1. BUSINESS

   Bucyrus International, Inc. (the "Company"), formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company was a wholly-owned subsidiary of B-E Holdings, Inc. ("Holdings") until December 14, 1994 when Holdings was merged with and into the Company pursuant to the terms of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and Bucyrus-Erie Company under chapter 11 of the Bankruptcy Code, as modified December 1, 1994 (the "Amended Plan"). The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blast hole drills, which are used by customers who mine coal, iron ore, copper, phosphate, bauxite and other minerals throughout the world.

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

   On the Effective Date, Holdings merged with and into the Company pursuant to the Amended Plan and the Agreement and Plan of Merger dated as of December 14, 1994 between Holdings and the Company (the "Merger Agreement"). Pursuant to the Amended Plan and the Merger Agreement, the Company issued 10,170,417 shares of its common stock, par value $.01 per share (the "Common Stock"). The Company issued 10,000,004 shares of Common Stock to holders of Holdings' and the Company's unsecured debt securities and Holdings' equity securities in exchange for such securities, and 170,413 shares of Common Stock were issued to Bell Helicopter Textron, Inc. in settlement of a lawsuit against the Company.

   On the Effective Date pursuant to the Amended Plan, the Company issued an aggregate principal amount of $52.1 million of Secured Notes due December 14, 1999 (the "Secured Notes") to South Street Corporate Recovery Fund I, L.P., South Street Leveraged Corporate Recovery Fund, L.P., and South Street Corporate Recovery Fund I (International), L.P. (collectively, the "South Street Funds") in exchange for the Company's outstanding Series A 10.65% Senior Secured Notes due July 1, 1995 and Series B 16.5% Senior Secured Notes due January 1, 1996 and the Company's obligations under a sale and leaseback
financing arrangement.   In 1996, the South Street Funds sold 97.2% of the
Secured Notes to Jackson National Life Insurance Company ("JNL"). Pursuant to the Amended Plan, the Company entered into a Credit Agreement with Bank One, Milwaukee, National Association ("Bank One"). See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES on pages 33 through 36 of the Company's 1996 Annual Report.

Markets, Principal Products and Methods of Distribution

   The surface mining industry consists of three primary markets: coal mining, copper and iron ore mining and phosphate production. Coal mining historically has accounted for a large percentage of industry demand for the Company's machines and replacement parts. Recently, however, copper and iron ore mining has accounted for approximately 65% of new machine activity. Steam coal production for power generation represents approximately 60% of total world coal mining activity. The demand for steam coal is based largely on the demand for electric power and the price and availability of competing sources of power including oil, natural gas and nuclear power. Because steam coal is mined both in underground and in surface mines, the relative cost of competing mining methods is an important variable affecting equipment demand.

   Prior to the 1973 Arab oil embargo, the mining machinery industry could have been characterized as a cyclical, long-term growth industry. Its cyclical characteristic resulted from the cost relationship among competing fuel alternatives and mineral use and its long-term growth characteristic resulted from increases in overall energy consumption and mineral use tied to worldwide economic growth. However, with the oil embargo came an unprecedented increase in the demand for coal mining equipment. As a result, mining machinery production capacity was expanded dramatically, reflecting expectations that oil prices would continue to rise and tend to increase demand for substitute natural resources, including coal in particular. Consequently, the industry experienced dramatic growth through the early and mid-1970's. By the late 1970's, the installed base of mining machinery had increased substantially. However, at that time, macroeconomic conditions began to change. The effects of a worldwide recession, escalating interest rates, energy conservation efforts and an increase in the world's supply of oil, together with the large installed base of recently manufactured mining machinery, resulted in a sharp drop in demand for new mining machinery. More recently, the coal segment of the U.S. market has been severely impacted by the Clean Air Act causing numerous mid-western higher sulfur coal mines to be closed or to have outputs drastically curtailed; many machines have been shut down while a few have been relocated to lower sulfur mines in eastern Appalachia and Wyoming's Powder River Basin where excess production capacity and stagnant demand has driven coal prices downward. Recently, demand for dragline equipment in the Powder River Basin is beginning to increase and customers are expected to purchase used walking draglines and move them into this area. This is being done by customers to reduce mine operating costs. Consequently, meaningful new machine shipments to domestic coal customers cannot be expected until the late 1990's. Major potential international coal mining markets for the Company's equipment and replacement parts had been negatively impacted by the worldwide economic slump as evidenced by Japanese steelmakers imposing price cuts on Australian coking coal producers as well as tonnage reductions during negotiations in 1993 and 1994. However, price increases for hard coking coal in 1995 and 1996 have brought new demand for machines in western Canada and Australia in recent months. The Energy Information Administration is forecasting an increase in world coal consumption to 7.495 billion short tons by the year 2015 and world energy demand is expected to increase from 164.5 quadrillion BTUs in 1995 to 291.0 quadrillion BTUs in 2015, a 77% total increase during the twenty year period. Coal is expected to account for 36% of energy consumption for the generation of electricity in 2015, the largest share for any fuel. The increase in coal consumption should increase the demand for the Company's machines and replacement parts.

   While iron ore demand decreased with the worldwide recession of 1992 and 1993, and Japanese and European iron ore buyers lowered ore contract prices significantly in 1992 and again in 1993, there was an increase in iron ore production in late 1994 that was sustained through 1995 and 1996. Furthermore, the Company anticipates that some iron ore producers will continue to replace aged electric mining shovel and blast hole drill fleets with new machines in an effort to reduce iron ore production costs. Copper prices have decreased recently from historically high levels. Nevertheless, copper prices are expected to increase through 1997 which should result in continued demand from this market segment for electric mining shovels and blast hole drills.

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

   Draglines have the highest average price per unit of the Company's machine categories. Draglines are primarily used to remove overburden located over a coal or mineral deposit. To accomplish this, the machine drags a large bucket through the overburden and deposits such overburden in a remote spoil pile. Draglines are typically described in terms of their "bucket size", which can range from 9 to 220 cubic yards. The Company's draglines weigh from 500 to 7,500 tons. The Company currently offers a full line of models ranging in price from $10 million to $50 million per dragline.

   Electric mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden and rock into some form of haulage system such as a truck or conveyor. Shovels are characterized in terms of their weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,000 tons and having dipper capacities from 12 to 80 cubic yards. Prices range from $3 million to $9 million per shovel.

   Most surface mines require breakage of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Blast hole drills are used to drill the holes, and these machines are usually described in terms of the diameter of the hole which they bore. The Company offers a line of blast hole drills ranging in hole diameter size from 9.0 inches to 17.5 inches and in selling price from approximately $1.5 million to $2.8 million per drill, depending on machine size and variable features.

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

   In addition, the Company manufactures and sells replacement parts and components for its mining machines and supplies comprehensive after-sales service for its entire line of mining machinery. The average useful life of the Company's machines is 20 to 30 years for walking draglines and up to 20 years for electric mining shovels and blast hole drills. The Company has a large installed base of surface mining machinery which has provided a stream of parts sales. These sales comprise a substantial portion of the Company's revenues. The Company also provides after-sales service for certain equipment of other original equipment manufacturers ("OEMs"). In general, the Company realizes higher margins on sales of parts than it does on sales of new mining machines. In recent years, gross margins on machines have been low because of lower prices resulting from overcapacity, although gross margins on replacement parts have been positive. Accordingly, most or all of the Company's operating profits are derived from parts sales and service.

   In the United States, mining machinery is sold directly by Company personnel and through a distributor. Outside of the United States, this equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Australia, Brazil, Canada, Chile, China, England, India, Mauritius and South Africa. Typical payment terms for large walking draglines and electric mining shovels require a down payment and periodic progress payments so that a substantial portion of the price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices which, where possible, reflect estimated future cost increases. The primary market for the Company's replacement parts and service is provided by the owners of the Company's machines. Most sales of replacement parts call for prices in effect at the time of order. During 1996, price increases from inflation had a relatively minor impact on the Company's reported net sales.

   A wholly-owned subsidiary of the Company, Minserco, Inc., provides mining services in the following areas: comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections and machine moves.

   Another wholly-owned subsidiary of the Company, Boonville Mining
Services, Inc. ("BMSI"), operates as a separate, independent enterprise and provides replacement parts and repair and rebuild services for surface mining equipment.

Competition

   The Company encounters strong competition from a small number of manufacturers in the sales of its mining machinery products in both domestic and foreign markets. Its principal competitors in walking draglines are Harnischfeger Corporation and Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. Its principal competitor in electric mining shovels is Harnischfeger Corporation. The Company has several competitors in the blast hole drill product line. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

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

Customers

   The Company's customers include most of the large surface mining operators around the world. Customers include companies engaged in the surface mining of coal, iron ore, copper, phosphate, bauxite and other minerals. In 1996, one customer received approximately 14% of the Company's consolidated net sales. In 1995 and 1994, a different customer received approximately 22% and 20%, respectively, of the Company's consolidated net sales. The Company is not dependent upon any one customer.

Backlog

   The backlog of firm orders for the Company was $158.7 million at December 31, 1996 and $118.0 million at December 31, 1995. Approximately 30% of the backlog at December 31, 1996 is not expected to be filled during 1997.

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

Inventories

   Inventories of the Company at December 31, 1996 were $70.9 million (27% of net sales) compared with $73.6 million (32% of net sales) at December 31, 1995. At December 31, 1996 and December 31, 1995, $44.1 million and $44.5 million, respectively, were held as finished goods inventory (primarily replacement parts) to meet delivery requirements of customers.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures by the Company for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $6.9 million in 1996, $5.7 million in 1995 and $4.2 million in 1994. All engineering and product development costs are charged to Product Development Expense as incurred.

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

Employees

   At December 31, 1996, the Company employed 1,384 persons. Three-year contracts with unions representing hourly workers at the South Milwaukee, Wisconsin and Memphis, Tennessee facilities expire in August, 1997 and August, 1998, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

Foreign Operations

   The Company's products are manufactured by subcontractors and licensees in seven countries other than the United States and are sold internationally by the Company's and its subsidiaries' sales personnel, manufacturers' representatives and distributors. A substantial portion of the Company's consolidated net sales and operating earnings is attributable to operations located abroad. In recent years, approximately 65% to 75% of the Company's consolidated net sales were to customers located outside the United States. Foreign operations are subject to special risks that can materially affect sales and earnings of the Company, including currency exchange rate fluctuations, government expropriation, exchange controls, political instability and other risks.

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

   In 1996, the Company's foreign sales in all segments, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $191.9 million. The corresponding figures in 1995 and in 1994 were $169.1 million and $131.8 million, respectively. Approximately $133.1 million of the Company's backlog of firm orders on December 31, 1996 represented orders for export sales, compared with $94.6 million at December 31, 1995 and $60.3 million at December 31, 1994. The Company and its U.S. subsidiaries normally price their products in U.S. dollars. Foreign subsidiaries normally procure and price their products in their local currency. Accordingly, in the usual case there are no material foreign currency transaction gains and losses borne by the Company. The value, in U.S. dollars, of the Company's investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. Further information regarding foreign operations is contained in Note N of the Notes to Consolidated Financial Statements on pages 27 through 28 of the Company's 1996 Annual Report and such information is incorporated herein by reference.

Executive Officers of the Company

   Set forth below are the names and ages of all executive officers of the Company, the period of service of each with the Company, positions and offices with the Company presently held by each, the period during which each officer has served in his present office and the business experience of each.

   WILLARD R. HILDEBRAND, 57, Director, President and Chief Executive
Officer of the Company since March 11, 1996. Mr. Hildebrand was President and Chief Executive Officer of Great Dane Trailers, Inc. (a privately held manufacturer of a variety of truck trailers) from 1991 to 1996. Prior to 1991, Mr. Hildebrand held a variety of sales and marketing positions with Fiat-Allis North America, Inc. and was President and Chief Operating Officer from 1985 to 1991.

   CRAIG R. MACKUS, 44, Secretary of the Company since May 23, 1996 and Controller since February 4, 1988. Mr. Mackus was Division Controller and Assistant Corporate Controller from 1985 to February 4, 1988, Manager of Corporate Accounting from 1981 to 1982 and 1984 to 1985, and Assistant Corporate Controller of Western Gear Corporation from 1982 to 1984. Mr. Mackus joined the Company in 1974.

   MICHAEL G. ONSAGER, 42, Vice President - Engineering of the Company since September 1, 1996. Mr. Onsager was Chief Engineer - Advanced Technology Development from 1995 to September, 1996, Assistant Chief Engineer from 1990 to 1993 and 1994 to 1995, and Parts Product Manager from 1993 to 1994. Mr. Onsager joined the Company in 1976.

   THOMAS B. PHILLIPS, 51, Vice President - Materials since March 1, 1996. Mr. Phillips was Director of Materials from November, 1986 to February 29, 1996, Manufacturing Manager from June, 1986 to October, 1986, and Materials Manager from 1983 to 1986. Mr. Phillips joined the Company in 1970.

   DANIEL J. SMOKE, 47, Vice President and Chief Financial Officer of the Company since November 7, 1996. Mr. Smoke was Vice President Finance and Chief Financial Officer of Folger Adam Company from 1995 to 1996. From 1986 to 1994, Mr. Smoke held a variety of financial and operating positions with Eagle Industries, Inc.

   TIMOTHY W. SULLIVAN, 43, Vice President - Marketing of the Company since April 1, 1995. Mr. Sullivan was the Director of Business Development in 1994, Director of Parts Sales and Subsidiary Operations from 1990 to 1994, and Product Manager of Electric Mining Shovels and International Sales from 1986 to 1990. Mr. Sullivan joined the Company in 1976.

   Except with regard to Mr. Hildebrand and Mr. Smoke, all of the above-named executive officers are elected annually and serve at the pleasure of the Board of Directors. Mr. Hildebrand is employed under a three-year employment agreement, which automatically renews for additional one-year terms subject to the provisions of the agreement. Mr. Smoke is employed under a one-year employment agreement, which automatically renews for additional one-year terms subject to the provisions of the agreement.

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

   The Company leases a facility in Memphis, Tennessee, which has approximately 110,000 square feet of floor space and is used as a central parts warehouse. The current lease is for five years commencing in July, 1996 and contains an option to renew for an additional five years.

   BMSI leases a facility in Boonville, Indiana which has approximately
60,000 square feet of floor space on a 5.84 acre parcel of land. The facility has the manufacturing capability of large machining, gear cutting, heavy fabricating, rebuilding, and stress relieving. The major manufacturing buildings are constructed principally of structural steel with metal siding.

   The Company also has repair facilities at certain of its foreign locations.

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

Bankruptcy Code Section 503(b) Claim for Reimbursement of Professional Fees

   JNL, the holder of approximately 40.14% of the outstanding Common Stock and 97.2% of the Secured Notes, has filed a claim (the "JNL 503(b) Claim") against the Company for reimbursement of approximately $3.3 million of professional fees and disbursements incurred in connection with the Company's chapter 11 proceedings pursuant to Section 503(b) of the Bankruptcy Code. Pursuant to a Settlement Agreement dated May 23, 1995, JNL agreed that, in the event that the JNL 503(b) Claim is allowed in whole or in part by the Bankruptcy Court, in lieu of requiring payment of any award in cash, JNL will accept payment in Common Stock at a price equal to $5.6375 per share. By order dated June 3, 1996, the Bankruptcy Court ruled that JNL would be awarded the sum of $500. JNL has appealed the decision. The Company has been advised by its reorganization counsel that in said counsel's opinion the JNL 503(b) Claim is without merit; however, the ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the Company's consolidated financial statements.

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

Contingent Environmental Claims

   The Company was one of 53 entities who were named by the U.S. Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The Company was so named as a result of allegations that it disposed of foundry sand at said site in the 1970's. The U.S. Department of Justice ("DOJ") filed suit in the U.S. District Court for the Western District of Pennsylvania (the "Court") in October, 1989, against the Millcreek site owners and the haulers who allegedly transported waste to the site for recovery of past cleanup costs incurred at the site. In May, 1996, the Company paid the United States government $600,000 in settlement of the aforementioned cost recovery action. In addition, thirty-seven PRPs, including the Company, have received Administrative Orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform the soil capping portion of the remediation at the Millcreek site. The anticipated remediation costs to be incurred by the Company are included in liabilities in the Company's consolidated balance sheet.

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

Dresser Industries Lawsuit

   BMSI was a defendant in an amended complaint filed in the Marion County Common Pleas Court, Marion County, Ohio on September 24, 1992 by Dresser Industries, Inc. and Global Industrial Technologies, Inc. (the "Plaintiffs"), alleging that BMSI's purchase of drawings and other assets of C&M of Indiana, a division of Construction and Mining Services, Inc., and BMSI's use of these and other drawings allegedly acquired subsequently, constituted a misappropriation of the Plaintiffs' trade secrets relating to Marion Power Shovel Company, a division of Global Industrial Technologies, Inc. BMSI had denied these claims. On June 17, 1996, BMSI settled the litigation which resulted in an immaterial effect on earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The information required by Item 5 is incorporated herein by reference from "Stock Information" on page 39 of the Company's 1996 Annual Report.

   The Credit Agreement, as defined on page 16 of the Company's 1996 Annual Report, prohibits the Company from making any dividends or other distributions upon the Common Stock, other than dividends payable solely in Common Stock or other equity securities of the Company. The Indenture relating to the Secured Notes prohibits the Company from declaring or paying any dividend or making any distribution in respect of Common Stock (other than dividends or distributions payable solely in shares of Common Stock or in options, warrants or other rights to acquire Common Stock), if at the time thereof an Event of Default (as defined in such Indenture) or an event that with the lapse of time or the giving of notice, or both, would constitute an Event of Default (as defined in such Indenture) shall have occurred and be continuing.

ITEM 6.  SELECTED FINANCIAL DATA

   The information required by Item 6 is incorporated herein by reference from page 39 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by Item 7 is incorporated herein by reference from pages 33 through 38 of the Company's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by Item 8 is incorporated herein by reference from pages 5 through 32 of the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The information required by Item 9 is not applicable since it has been "previously reported" as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information required by Item 10 (with respect to the directors of the Company) and the information required under Rule 405 of Regulation S-K with respect to executive officers are incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996. In accordance with General Instruction G (3) to Form 10-K, the information with respect to executive officers of the Company required by
Item 10 (other than required pursuant to Rule 405 of Regulation S-K) has been included in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated herein by reference from the Company's definitive Proxy Statement involving the election of directors filed or to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                       Page
                                                            Annual Report
                                               Form 10-K    to Shareholders
 (a)  1. FINANCIAL STATEMENTS

         The following consolidated financial
         statements of the Company are
         incorporated herein by reference
         from pages 5 through 32 of the
         Company's 1996 Annual Report.

            Consolidated Statements of
            Operations for the years ended
            December 31, 1996 and 1995 and
            periods ended December 31, 1994
            and December 13, 1994.                   -                5

            Consolidated Balance Sheets as
            of December 31, 1996 and 1995.           -                6

            Consolidated Statements of
            Common Shareholders' Investment
            (Deficiency in Assets) for the
            years ended December 31, 1996
            and 1995 and periods ended
            December 31, 1994 and
            December 13, 1994.                       -                7

            Consolidated Statements of
            Cash Flows for the years ended
            December 31, 1996 and 1995 and
            periods ended December 31, 1994
            and December 13, 1994.                   -                9

            Notes to Consolidated Financial
            Statements for the years ended
            December 31, 1996 and 1995 and
            periods ended December 31, 1994
            and December 13, 1994.                   -               11

            Report of Arthur Andersen LLP            -               31

            Report of Deloitte & Touche LLP          -               32

      2. FINANCIAL STATEMENT SCHEDULE

         Report of Arthur Andersen LLP              17                -

         Report of Deloitte & Touche LLP            18                -

         Schedule II - Valuation and Qualifying
                       Accounts and Reserves        19                -

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

 (b)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during or relating to the fourth quarter of 1996.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          SUPPLEMENTARY SCHEDULE




To the Board of Directors and
Shareholders of Bucyrus International, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Bucyrus International, Inc. annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the years ended December 31, 1996 and 1995, have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            /s/Arthur Andersen LLP
                                            ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
January 31, 1997.

  Deloitte &
  Touche LLP      _______________________________________________________
                  411 East Wisconsin Avenue     Telephone: (414) 271-3000
                  Milwaukee, Wisconsin  53202-4496







INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. (formerly Bucyrus-Erie Company) and subsidiaries for the period from December 14, 1994 to December 31, 1994 and the period from January 1, 1994 to December 13, 1994 (Predecessor Company operations) and have issued our report thereon dated April 10, 1995; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the information for the period from December 14, 1994 to December 31, 1994 and the period from January 1, 1994 to December 13, 1994 (Predecessor Company operations) included in the consolidated financial statement schedule of Bucyrus International, Inc. and subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of Company management. Our responsibility is to express an opinion on the 1994 information included in the schedule based on our audits. In our opinion, such 1994 information included in the consolidated financial statement schedule, when considered in relation to the basic 1994 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 10, 1995
















_______________
Deloitte Touche
Tohmatsu
International
_______________

                            Bucyrus International, Inc. and Subsidiaries
                    Schedule II - Valuation and Qualifying Accounts and Reserves
                        Years Ended December 31, 1996 and 1995 and Periods
                           Ended December 31, 1994 and December 13, 1994

                                                             Charges
                                             Balance At     (Credits)      (Charges)     Balance At
                                             Beginning       To Costs       Credits         End
                                             Of Period     And Expenses   To Reserves*   Of Period
Allowance for possible losses:

Year ended December 31, 1996:
  Notes and accounts receivable - current    $    667,000  $    (19,000)  $   (109,000)  $   539,000

Year ended December 31, 1995:
  Notes and accounts receivable - current    $    691,000  $     (4,000)  $    (20,000)  $   667,000

Period December 14 to December 31, 1994:
  Notes and accounts receivable - current    $    703,000  $          -   $    (12,000)  $   691,000

Predecessor Company

Period January 1 to December 13, 1994:
  Notes and accounts receivable - current    $    803,000  $     40,000   $   (140,000)  $   703,000



* Uncollected receivables written off, net of recoveries, and translation adjustments at the foreign subsidiaries.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       BUCYRUS INTERNATIONAL, INC.
       (Registrant)

       By   /s/W. R. Hildebrand                     March 11, 1997
           Willard R. Hildebrand, President
           and Chief Executive Officer

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

       Signature and Title                               Date

       /s/ C. SCOTT BARTLETT, JR.                   March 15, 1997
       C. Scott Bartlett, Jr., Director

       /s/ W. R. HILDEBRAND                         March 11, 1997
       Willard R. Hildebrand, President,
       Chief Executive Officer and Director

       /s/ CHARLES S. MACALUSO                      March 15, 1997
       Charles S. Macaluso, Director

       /s/ FRANK W. MILLER                          March 13, 1997
       Frank W. Miller, Director

       /s/ GEORGE A. POOLE, JR.                     March 14, 1997
       George A. Poole, Jr., Director

       /s/ JOSEPH J. RADECKI, JR.                   March 18, 1997
       Joseph J. Radecki, Jr., Director

       /s/ F. JOHN STARK, III                       March 17, 1997
       F. John Stark, III, Director

       /s/ RUSSELL W. SWANSEN                       March 17, 1997
       Russell W. Swansen, Director

       /s/ SAMUEL VICTOR                            March 11, 1997
       Samuel M. Victor, Director

       /s/ DANIEL J. SMOKE                          March 14, 1997
       Daniel J. Smoke, Vice President
       and Chief Financial Officer
       (Principal Financial Officer)

       /s/ CRAIG R. MACKUS                          March 14, 1997
       Craig R. Mackus, Secretary
       and Controller
       (Principal Accounting Officer)

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      1996 ANNUAL REPORT ON FORM 10-K


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

  3.1 Restated Certificate of             Exhibit 3.1 to
      Incorporation of Bucyrus-           Registrant's
      Erie Company.                       December 14, 1994
                                          8-K.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

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

      (b) Amendment to Section 4.2        Exhibit 3.2(b) to
      of Article IV of the Restated       Registrant's
      Bylaws of Bucyrus-Erie Company      Annual Report on
      adopted by Board of Directors       Form 10-K dated
      at its meeting of March 11,         March 25, 1996.
      1996.                               ("Registrant's
                                          1995 10-K")

      (c) Amendment to Section 4.10                                  X
      of Article IV of the Restated
      Bylaws of Bucyrus International,
      Inc. adopted by Board of
      Directors at its meeting of
      December 18, 1996.

  4.1 Specimen certificate of      Exhibit 4.1 to
      Common Stock, par value $.01        Registrant's
      per share, of Bucyrus-Erie          December 14, 1994
      Company.                            8-K.

  4.2 Registration Rights                 Exhibit 4.2 to
      Agreement, dated as of              Registrant's
      December 14, 1994, executed         December 14, 1994
      by Bucyrus-Erie Company.            8-K.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

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

 10.2 Amendment No. 1 to                  Exhibit 10.1(a)
      Credit Agreement dated              to Registrant's
      June 22, 1995.                      September 30, 1995
                                          10-Q.

 10.3 Amendment No. 2 to                  Exhibit 10.1(b)
      Credit Agreement dated              to Registrant's
      August 31, 1995.                    September 30, 1995
                                          10-Q.

 10.4 Amendment No. 3 to                  Exhibit 10.4 to
      Credit Agreement dated              Registrant's
      October 27, 1995.                   1995 10-K.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 10.5  Amendment No. 4 to                 Exhibit 10.5 to
       Credit Agreement dated             Registrant's
       December 29, 1995.                 1995 10-K.

 10.6  Amendment No. 5 to                 Exhibit 10.6 to
       Credit Agreement dated             Registrant's
       December 29, 1995.                 1995 10-K.

 10.7  Amendment No. 6 to                 Exhibit 10.7 to
       Credit Agreement dated             Registrant's
       February 1, 1996.                  1995 10-K.

 10.8  Amendment No. 7 to                 Exhibit 10.8 to
       Credit Agreement dated             Registrant's
       February 8, 1996.                  1995 10-K.

 10.9  Amendment No. 8 to                                            X
       Credit Agreement dated
       May 17, 1996.

 10.10 Amendment No. 9 to                                            X
       Credit Agreement dated
       May 20, 1996.

 10.11 Amendment No. 10 to                                           X
       Credit Agreement dated
       May 20, 1996.

 10.12 Amendment No. 11 to                                           X
       Credit Agreement dated
       December 31, 1996.

 10.13 Security Agreement, dated          Exhibit 10.2 to
       as of December 14, 1994,           Registrant's
       between Bucyrus-Erie               December 14, 1994
       Company and Bank One,              8-K.
       Milwaukee, National
       Association.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 10.14 Pledge Agreement, dated            Exhibit 10.3 to
       as of December 14, 1994,           Registrant's
       between Bucyrus-Erie               December 14, 1994
       Company and Bank One,              8-K.
       Milwaukee, National
       Association.

 10.15 Intercreditor Agreement,           Exhibit 10.4 to
       dated as of December 14,           Registrant's
       1994, between Bank One,            December 14, 1994
       Milwaukee, National                8-K.
       Association and Harris
       Trust and Savings Bank, as
       Collateral Agent.

 10.16 Pledge Agreement, dated                                       X
       as of May 20, 1996,
       between Bucyrus-Erie
       Company and Bank One,
       Milwaukee, National
       Association.

 10.17 Indemnification Agreement,         Exhibit 10.5 to
       dated as of November 30,           Registrant's
       1994, among Jackson                December 14, 1994
       National Life Insurance            8-K.
       Company, B-E Holdings, Inc.
       and Bucyrus-Erie Company.

 10.18 Bucyrus-Erie Company's             Exhibit 10.13 to
       1995 Management                    Registrant's
       Incentive Plan, adopted            1995 10-K.
       by Bucyrus-Erie Company's
       Board of Directors on
       May 3, 1995.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.19 (a) Becor Western Salaried         Exhibit 10.4 (a)
       Employees' Savings Plan            to Registrant's
       ("1984 Savings Plan") as           Annual Report on
       amended and restated               Form 10-K dated
       effective January 1,               April 14, 1994.
       1984.                              ("Registrant's
                                          1993 10-K")

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

*10.20 (a) Becor Western Salaried         Exhibit 10.11 to
       Employees' Retirement Plan         B-E Holdings, Inc.
       ("BSERP"), as restated             Annual Report on
       through June 4, 1987.              Form 10-K dated
                                          March 29, 1988.
_________________________

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

*      (b) Amendment to BSERP,            Exhibit 10.6(b)
       Section 13.01(iii).                to Registrant's
                                          1989 10-K.

*      (c) Amendments to BSERP,           Exhibit 10.6(c)
       Sections 1.23 and new              to Registrant's
       Supplements No. 6 and 10.          1989 10-K.

*      (d) Amendment to BSERP             Exhibit 10.6(d)
       per U.S. Internal Revenue          to Registrant's
       Service Notice 88-131.             1989 10-K.

*      (e) Amendment to BSERP,            Exhibit 10.6(e)
       Section 1.06.                      to Registrant's
                                          1990 10-K.

*10.21 (a) Bucyrus-Erie Company           Exhibit 10.8(a)
       1988 Supplementary                 to Registrant's
       Retirement Benefit Plan            1989 10-K.
       ("1988 Supplementary
       Retirement Plan") adopted
       by Board of Directors
       March 21, 1988.

*      (b) Amendments to 1988             Exhibit 10.8(b)
       Supplementary Retirement           to Registrant's
       Plan adopted by Board of           1989 10-K.
       Directors September 13,
       1988.

*      (c) Amendments to 1988             Exhibit 10.8(c)
       Supplementary Retirement           to Registrant's
       Plan adopted by Board              1990 10-K.
       of Directors October 2,
       1990.

_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 10.22 Letter Agreement dated             Exhibit 10.17 to
       June 14, 1995 among                Registrant's
       Jefferies & Company,               1995 10-K.
       Chanin and Company
       and Bucyrus-Erie Company.

       (a) Amendment to Letter            Exhibit 10.17(a)
       Agreement dated                    to Registrant's
       August 9, 1995 with                1995 10-K.
       Jefferies & Company and
       Chanin and Company,
       dated June 14, 1995.

 10.23 Settlement Agreement               Exhibit 10 to
       between Bucyrus-Erie               Registrant's Current
       Company and Jackson                Report on Form 8-K,
       National Life                      dated May 31, 1995.
       Insurance Company,
       dated May 23, 1995.

*10.24 Form of Employment and             Exhibit 19.4(a)
       Consulting Agreement               to Registrant's
       between Bucyrus-Erie               Quarterly Report
       Company as Employer                on Form 10-Q for
       and P. W. Mork                     quarter ended
       and N. J. Verville,                June 30, 1992.
       respectively, as                   ("Registrant's
       Employees dated as of              June 30, 1992
       July 1, 1992.                      10-Q")

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

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.25 Form of Employment and             Exhibit 19.4(b)
       Consulting Agreement               to Registrant's
       between Bucyrus-Erie               June 30, 1992
       Company as Employer                10-Q.
       and J. H. Westerman,
       E. F. Schweitzer,
       D. M. Goelzer,
       C. R. Mackus,
       G. R. Noel, and
       T. W. Sullivan,
       respectively, as
       Employees dated as
       of July 1, 1992.

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

*10.26 Senior Executive                   Exhibit 10.21 to
       Termination Benefits               Registrant's
       Agreement, dated as                1995 10-K.
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Craig R. Mackus
       as Employee.

_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.27 Senior Executive                   Exhibit 10.22 to
       Termination Benefits               Registrant's
       Agreement, dated as                1995 10-K.
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Timothy W. Sullivan
       as Employee.

*10.28 Senior Executive                   Exhibit 10.23 to
       Termination Benefits               Registrant's
       Agreement, dated as                1995 10-K.
       of December 7, 1995
       between Bucyrus-Erie
       Company as Employer
       and Thomas B. Phillips
       as Employee.

*10.29 Separation Agreement               Exhibit 10.2 to
       and Mutual Release                 Registrant's
       between Bucyrus-Erie               September 30, 1995
       Company and P. W. Mork             10-Q.
       dated July 25, 1995.

*10.30 Separation Agreement               Exhibit 10.3 to
       and Mutual Release                 Registrant's
       between Bucyrus-Erie               September 30, 1995
       Company and                        10-Q.
       N. J. Verville dated
       July 25, 1995.

*10.31 Separation Agreement               Exhibit 10.4 to
       and Mutual Release                 Registrant's
       between Bucyrus-Erie               September 30, 1995
       Company and D. M. Goelzer          10-Q.
       dated July 25, 1995.


_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.32 Employment Agreement               Exhibit 10.27 to
       between Bucyrus-Erie               Registrant's
       Company and                        1995 10-K.
       W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.33 Non-Qualified Stock                Exhibit 10.28 to
       Option Agreement between           Registrant's
       Bucyrus-Erie Company               1995 10-K.
       and W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.34 Restricted Stock Agreement         Exhibit 10.29 to
       between Bucyrus-Erie               Registrant's
       Company and                        1995 10-K.
       W. R. Hildebrand, as
       Employee, dated March 11,
       1996.

*10.35 Time Accelerated Restricted        Exhibit 10.30 to
       Stock Agreement between            Registrant's
       Bucyrus-Erie Company and           1995 10-K.
       W. R. Hildebrand, as Employee,
       dated March 11, 1996.

*10.36 Bucyrus-Erie Company               Exhibit 10.31 to
       1996 Employees' Stock              Registrant's
       Incentive Plan.                    1995 10-K.

*10.37 Bucyrus-Erie Company               Exhibit 10.32 to
       Non-Employee Directors'            Registrant's
       Stock Option Plan.                 1995 10-K.

_________________________

*A management contract or compensatory plan or arrangement.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

*10.38 Employment Agreement                                          X
       between Bucyrus
       International, Inc.
       and D. J. Smoke, as
       Employee, dated
       November 7, 1996.

*10.39 Non-Qualified Stock                                           X
       Option Agreement between
       Bucyrus International,
       Inc. and D. J. Smoke,
       as Employee, dated
       November 7, 1996.

*10.40 Stock Appreciation Rights                                     X
       Agreement between Bucyrus
       International, Inc. and
       D. J. Smoke, as Employee,
       dated November 7, 1996.

*10.41 Annual Management Incentive                                   X
       Plan for 1996, adopted by
       Board of Directors
       February 29, 1996.

 13    1996 Annual Report.                                           X

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

       (a) Amendment dated                Exhibit 99.2(a)
       December 21, 1995 to               to Registrant's
       Management Agreement               1995 10-K.
       with Miller Associates
       dated July 21, 1995.

 99.3  Press Release dated                Exhibit 99 to
       November 12, 1996                  Registrant's
                                          Quarterly Report
                                          on Form 10-Q for
                                          quarter ended
                                          September 30, 1996.
                                          ("Registrant's
                                          September 30, 1996
                                          10-Q")