Form 10-K/A
period 1996-12-31
BUCYRUS INTERNATIONAL INC
filed 1997-05-12
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               Form 10-K/A

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

                       Common Stock, $.01 par value
                             (Title of Class)

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

       BUCYRUS INTERNATIONAL, INC.
       (Registrant)

       By   /s/W. R. Hildebrand                     April 28, 1997
           Willard R. Hildebrand, President
           and Chief Executive Officer

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

       Signature and Title                               Date

       /s/ C. SCOTT BARTLETT, JR.                   April 29, 1997
       C. Scott Bartlett, Jr., Director

       /s/ W. R. HILDEBRAND                         April 28, 1997
       Willard R. Hildebrand, President,
       Chief Executive Officer and Director

       /s/ CHARLES S. MACALUSO                      April 28, 1997
       Charles S. Macaluso, Director

       /s/ FRANK W. MILLER                          April 28, 1997
       Frank W. Miller, Director

       /s/ JOSEPH J. RADECKI, JR.                   April 28, 1997
       Joseph J. Radecki, Jr., Director

       /s/ F. JOHN STARK, III                       April 28, 1997
       F. John Stark, III, Director

       /s/ RUSSELL SWANSEN                          April 29, 1997
       Russell W. Swansen, Director

       /s/ S. M. VICTOR                             April 30, 1997
       Samuel M. Victor, Director

       /s/ DANIEL J. SMOKE                          April 28, 1997
       Daniel J. Smoke, Vice President
       and Chief Financial Officer
       (Principal Financial Officer)

       /s/ CRAIG R. MACKUS                          April 25, 1997
       Craig R. Mackus, Secretary
       and Controller
       (Principal Accounting Officer)