Form 10-Q
period 1997-03-31
BUCYRUS INTERNATIONAL INC
filed 1997-05-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

                               P. O. BOX 500
                           1100 MILWAUKEE AVENUE
                        SOUTH MILWAUKEE, WISCONSIN
                                   53172
                 (Address of Principal Executive Offices)
                                (Zip Code)

                               (414) 768-4000
           (Registrant's Telephone Number, Including Area Code)

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding May 12, 1997

Common Stock, $.01 par value                           10,534,574

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Statements of Earnings -
         Quarters ended March 31, 1997 and 1996                     3

         Consolidated Condensed Balance Sheets -
         March 31, 1997 and December 31, 1996                     4-5

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 1997 and 1996                   6-7

         Notes to Consolidated Condensed Financial
         Statements                                                 8

       Item 2 -  Management's Discussion and Analysis of
       Financial Condition and Results of Operations             9-13


PART II. OTHER INFORMATION:

       Item 6 - Exhibits and Reports on Form 8-K                   14

       Signature Page                                              15

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             (Dollars in Thousands, Except Per Share Amounts)

                                         Quarter Ended March 31,
                                         1997             1996

Revenues:
  Net sales                           $   59,886       $   61,456
  Other income                               264              216
                                      __________       __________
                                          60,150           61,672
                                      __________       __________
Costs and Expenses:
  Cost of products sold                   48,005           49,663
  Product development, selling,
    administrative and miscellaneous
    expenses                               8,653            8,935
  Interest expense                         1,914            2,080
                                      __________       __________
                                          58,572           60,678
                                      __________       __________

Earnings before income taxes               1,578              994

Income taxes                                 663              696
                                      __________       __________

Net earnings                          $      915       $      298


Weighted average number of
  common and common equivalent
  shares outstanding                  10,276,957       10,234,574


Net earnings per share
 of common stock                      $      .09       $      .03




         See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)

                                March 31,       December 31,                                     March 31,       December 31,
                                  1997              1996                                           1997              1996
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                   SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $  9,138          $ 15,763         Accounts payable and
 Receivables                      35,771            32,085          accrued expenses             $ 39,025          $ 33,765
 Inventories                      80,269            70,889         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             3,373             2,504          and warranties                  2,184             3,579
                                ________          ________         Income taxes                     1,200             1,469
 Total Current Assets            128,551           121,241         Short-term obligations           5,622             3,186
                                                                   Current maturities of
OTHER ASSETS:                                                       long-term debt                    410               428
 Restricted funds                                                                                ________          ________
  on deposit                       1,079             1,079         Total Current Liabilities       48,441            42,427
 Intangible assets - net           8,426             8,545
 Other assets                      6,119             6,003        LONG-TERM LIABILITIES:
                                ________           _______         Deferred income taxes              142               148
                                  15,624            15,627         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                  3,266             3,277
 Cost                             44,636            43,409         Postretirement benefits         10,977            11,064
 Less accumulated                                                  Deferred expenses and other     11,649            11,891
  depreciation                    (8,404)           (7,382)                                      ________          ________
                                ________          ________                                         26,034            26,380
                                  36,232            36,027        LONG-TERM DEBT, less
                                                                   current maturities              67,054            66,627

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,534,574
                                                                    shares                            105               105
                                                                   Additional paid-in capital    $ 57,739          $ 57,739
                                                                   Unearned stock compensation     (2,605)           (2,815)
                                                                   Accumulated deficit            (15,531)          (16,446)
                                                                   Cumulative translation
                                                                    adjustment                       (830)           (1,122)
                                                                                                 ________          ________
                                                                                                   38,878            37,461
                                ________          ________                                       ________          ________
                                $180,407          $172,895                                       $180,407          $172,895



                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                             Quarter Ended March 31,
                                             1997             1996
Cash Flows From Operating Activities
Net earnings                               $    915         $    298
Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
    Depreciation                              1,087              994
    Amortization                                267              277
    Stock compensation expense                  210                -
    In kind interest on the Secured
      Notes due December 14, 1999                 -            1,885
    (Gain) loss on sale of property,
      plant and equipment                        (5)              24
    Changes in assets and liabilities:
      Receivables                            (3,548)          (1,170)
      Inventories                            (9,194)          (1,021)
      Other current assets                     (849)            (480)
      Other assets                             (115)               9
      Current liabilities other than
        income taxes, short-term
        obligations and current
        maturities of long-term debt          3,841           (1,548)
      Income taxes                             (295)            (822)
      Long-term liabilities other
        than deferred income taxes             (589)            (776)
                                           ________         ________

Net cash used in operating activities        (8,275)          (2,330)
                                           ________         ________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit           -            1,800
Purchases of property, plant
  and equipment                              (1,178)            (742)
Proceeds from sale of property, plant
  and equipment                                  12               11
                                           ________         ________
Net cash (used in) provided by
  investing activities                       (1,166)           1,069
                                           ________         ________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                       2,431            1,891
Net increase (decrease) in other
  bank borrowings                                11             (457)
Proceeds from issuance of long-term debt        427                -
                                           ________         ________

Net cash provided by financing activities     2,869            1,434
                                           ________         ________

Effect of exchange rate changes on cash         (53)             (57)
                                           ________         ________
Net (decrease) increase in cash
  and cash equivalents                       (6,625)             116
Cash and cash equivalents at
  beginning of period                        15,763           11,150
                                           ________         ________
Cash and cash equivalents at
  end of period                            $  9,138         $ 11,266




                                             1997             1996
Cash paid during the
 period for:
  Interest                                 $    220         $     71
  Income taxes - net of refunds                 777              543




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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1996 annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1997.

3. Inventories consist of the following:

                                        March 31,      December 31,
                                          1997             1996
                                           (Dollars in Thousands)

   Raw materials and parts              $ 11,526         $ 10,628
   Costs relating to
     uncompleted contracts                 5,212            4,183
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                  (879)          (1,816)
   Work in process                        15,537           13,746
   Finished products (primarily
     replacement parts)                   48,873           44,148
                                        ________         ________

                                        $ 80,269         $ 70,889


4. Net earnings per share of common stock for the quarter ended March 31, 1997 is based on the weighted average number of common and common equivalent shares outstanding during the period. Restricted common stock is considered to be issued and outstanding and is included in the net earnings per share calculation using the treasury stock method. Net earnings per share of common stock for the quarter ended March 31, 1996 is based on the weighted average number of common shares outstanding since common stock equivalents were not significant.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will adopt this statement for the year ending December 31, 1997 and will restate prior period earnings per share as required. Adoption of this statement will not have an impact on the Company's reported earnings per share for the quarters ended March 31, 1997 and 1996.

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of Bucyrus International, Inc's. (the "Company") operations for the quarters ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1997 and December 31, 1996 were as follows:

                                   March 31,      December 31,
                                     1997             1996
                                      (Dollars in Thousands)

   Working capital                 $ 80,110         $ 78,814
   Current ratio                   2.7 to 1         2.9 to 1

   The decrease in the current ratio was primarily due to increased current liabilities in order to support increased inventory levels in anticipation of future machine sales.

   The table below summarizes the Company's cash position at March 31, 1997:

                                 Restricted       Unrestricted
Location                            Cash              Cash            Total
                                              (Dollars in Thousands)

United States                     $     -           $ 5,510          $ 5,510
Foreign Subsidiaries                   23             3,040            3,063
Equipment Assurance Limited         1,056               588            1,644
                                  _______           _______          _______

                                  $ 1,079           $ 9,138          $10,217


   A portion of the unrestricted cash at the foreign subsidiaries is not readily repatriatable because it is required for working capital purposes at these respective locations.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at March 31, 1997. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The Company is presenting below a calculation of earnings before interest expense, income taxes, depreciation, amortization, stock compensation and
(gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under its bank credit agreement (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings Before Income Taxes to Adjusted EBITDA:

                                          Quarter Ended March 31,
                                          1997           1996
                                           (Dollars in Thousands)

Earnings before income taxes            $  1,578       $    994
Non-cash expenses:
 Depreciation                              1,087            994
 Amortization                                267            277
 Stock compensation                          210              -
 (Gain) loss on sale of fixed assets          (5)            24
 In kind interest on the Secured
  Notes due December 14, 1999
  ("Secured Notes")                            -          1,885
Cash interest expense                      1,914            195
                                        ________       ________

Adjusted EBITDA                         $  5,051       $  4,369


   The Company has a Credit Agreement (the "Credit Agreement") with Bank
One, Wisconsin ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on April 30, 1998. Under the L/C Facility, Bank One has agreed to issue letters of credit through April 30, 1998 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1999. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Credit Agreement are secured by a security interest on substantially all of the Company's property (other than land and buildings). At March 31, 1997, the Company had $368,000 of borrowings outstanding under the Loan Facility and $6,658,000 of the L/C Facility was being used. Under the Project Financing Facility, the Company has a line of credit for $13,000,000 to support four current orders. Bank One has participated a portion of the Project Financing Facility to The Bank of Nova Scotia. Availability is based on the amount of inventory being financed and any accounts receivable relating to such project and was approximately $5,100,000 at March 31, 1997. There were no borrowings under the Project Financing Facility at March 31, 1997.

   The agreements relating to the Secured Notes and the Credit Agreement permit additional project financing from the lenders to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such project. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At March 31, 1997, the Company had $4,861,000 of outstanding project financing borrowings not related to the Project Financing Facility. These borrowings are classified as Short-Term Obligations in the Consolidated Condensed Balance Sheets.

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

   At March 31, 1997, the Company had approximately $2,780,000 of open approved capital appropriations. Included in this amount is the remaining $1,463,000 to be spent for a new service shop facility in Chile which is being financed primarily with a local bank in Chile and the remaining $204,000 to be spent for land and a new facility in South Africa.

   In addition, the Company has committed $5,500,000 of a potential $20,000,000 machine shop tool modernization project. The initial machine tools have been leased and the remaining machine tools are expected to be financed or leased.

CAPITALIZATION

   The long-term debt to equity ratio at March 31, 1997 and December 31, 1996 was 1.7 to 1 and 1.8 to 1, respectively.

RESULTS OF OPERATIONS

Net Sales

   Net sales for the first quarter of 1997 were $59,886,000 compared with $61,456,000 for the first quarter of 1996. Sales of repair parts and services were $37,392,000, which is a decrease of 6.2% from the first quarter of 1996. The decrease in repair parts and service sales was primarily at United States locations. Machine sales were $22,494,000, which is an increase of 4.1% from the first quarter of 1996. Sales of electric mining shovels increased 26.2% and sales of blast hole drills decreased 27.1%. The increase in electric mining shovel volume was primarily in copper markets.

Cost of Products Sold

   Cost of products sold for the first quarter of 1997 was $48,005,000 or 80.2% of net sales compared with $49,663,000 or 80.8% of net sales for the first quarter of 1996. The increase in gross margin percentage was primarily due to improved machine margins.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the first quarter of 1997 were $8,653,000 or 14.4% of net sales compared with $8,935,000 or 14.5% of net sales for the first quarter of 1996.

Interest Expense

   Interest expense for the first quarter of 1997 was $1,914,000 compared with $2,080,000 for the first quarter of 1996. The Company has the option of paying interest on the Secured Notes in cash at 10.5% or in kind (issuance of additional Secured Notes) at 13%. For the first quarter of 1997, interest was accrued at 10.5% since the Company currently intends to pay this interest in cash. For the first quarter of 1996, interest was accrued at 13% since the Company paid this interest in kind. Interest was accrued on a higher principal balance in 1997 since all interest paid to date has been paid in kind.

Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

Net Earnings

   Net earnings for the first quarter of 1997 were $915,000 compared with $298,000 for the first quarter of 1996. The increase in net earnings was primarily due to an improved gross margin percentage, reduced product development, selling, administrative and miscellaneous expenses and reduced interest expense.

Backlog and New Orders

   The Company's consolidated backlog at March 31, 1997 was $160,155,000 compared with $158,727,000 at December 31, 1996 and $199,853,000 at March 31,
1996. Machine backlog at March 31, 1997 was $44,924,000, which is a decrease of 8.4% from December 31, 1996 and a decrease of 56.0% from March 31, 1996. The decrease in machine backlog from December 31, 1996 was in blast hole drill volume. The decrease in machine backlog from March 31, 1996 was in both electric mining shovel and blast hole drill volume. Repair parts and service backlog at March 31, 1997 was $115,231,000, which is an increase of 5.0% from December 31, 1996 and an increase of 18.0% from March 31, 1996.

   New orders for the first quarter of 1997 were $61,314,000, which is a decrease of 57.2% from the first quarter of 1996. New machine orders were $18,398,000, which is a decrease of 68.3% from the first quarter of 1996. During the first quarter of 1996, a multiple machine order was received from one South American customer in the copper market resulting in new machine orders substantially higher than historical levels in that quarter. As a result of a decline in copper prices in 1996 from historically high levels, demand from this market segment has remained low. However, due to a resurgence in copper prices in late 1996, which the Company expects to continue through 1997, there should be continued demand from this market segment for electric mining shovels and blast hole drills. There also was an increase in iron ore production in late 1994 that was sustained through 1995 and 1996. The Company anticipates that some iron ore producers will continue to replace aged electric mining shovel and blast hole drill fleets with new machines in an effort to reduce iron ore production costs. Also, price increases for hard coking coal in 1995 and 1996 have brought new demand for machines in western Canada and Australia in recent months. On April 16, 1997, the Company announced that it has received a letter of intent from BHP Coal Pty. Ltd. of Australia to purchase a 2570WS walking dragline. The estimated value of the contract is in excess of $61,000,000 ($80,000,000 Australian). The commercial sales contract is expected to be finalized in June, 1997. New repair parts and service orders of $42,916,000 returned to historical levels, decreasing 49.7% from the first quarter of 1996. Included in new repair parts and service orders for the first quarter of 1996 were large maintenance and repair contract orders at foreign locations.

PENDING ACQUISITION

   On April 8, 1997, the Company and Global Industrial Technologies, Inc. ("Global") announced that they have entered into a letter of intent for Global to sell the assets of The Marion Power Shovel Company to the Company. Subject to Board of Director approval, both the Company and Global expect to sign a definitive purchase and sale agreement by June 1, 1997. See the Company's Form 8-K dated April 11, 1997 for additional information.

                                   PART II
                             OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 1997.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 13, 1997                /s/Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 13, 1997                /s/Willard R. Hildebrand
                                     President and Chief Executive Officer

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                     FOR QUARTER ENDED MARCH 31, 1997

                                 Incorporated              Sequential
Exhibit                           Herein By        Filed      Page
Number    Description             Reference       Herewith   Number

  3.2  Restated Bylaws of        Exhibit 3.2 to
       Bucyrus-Erie Company,     Registrant's
       as amended on             Quarterly Report
       August 1 and 2, 1995.     on Form 10-Q for
                                 quarter ended
                                 September 30, 1995
                                 ("Registrant's
                                 September 30, 1995
                                 10-Q").

       (a) Amendment to          Exhibit 3.2(a) to
       Section 5.3 and 5.4       Registrant's
       of Article V of the       September 30, 1995
       Restated Bylaws of        10-Q.
       Bucyrus-Erie Company
       adopted by Board of
       Directors at its
       meeting of
       August 1-2, 1995.

       (b) Amendment to          Exhibit 3.2(b) to
       Section 4.2 of            Registrant's
       Article IV of the         Annual Report on
       Restated Bylaws of        Form 10-K dated
       Bucyrus-Erie Company      March 25, 1996
       adopted by Board of       ("Registrant's
       Directors at its          1995 10-K").
       meeting of March 11,
       1996.

       (c) Amendment to          Exhibit 3.2(c)
       Section 4.10 of           to Registrant's
       Article IV of the         Annual Report on
       Restated Bylaws of        Form 10-K dated
       Bucyrus International,    March 11, 1997
       Inc. adopted by           ("Registrant's
       Board of Directors        1996 10-K").
       at its meeting of
       December 18, 1996.

       (d) Unanimous consent                         X
       resolution dated
       March 5, 1997,
       effective April 30,
       1997 fixing the number
       of directors at seven
       (including Section 4.2
       of Article IV of the
       Restated Bylaws of
       Bucyrus International,
       Inc. showing the effect
       of said resolution).

 10.1  Credit Agreement,         Exhibit 10.1 to
       dated as of               Registrant's
       December 14, 1994,        Current Report
       between Bank One,         on Form 8-K,
       Milwaukee, National       dated December 14,
       Association and           1994 ("Registrant's
       Bucyrus-Erie Company      December 14, 1994
       ("Credit Agreement").     8-K").

 10.2  Amendment No. 1 to        Exhibit 10.1(a)
       Credit Agreement          to Registrant's
       dated June 22, 1995.      September 30, 1995
                                 10-Q.

 10.3  Amendment No. 2 to        Exhibit 10.1(b)
       Credit Agreement          to Registrant's
       dated August 31, 1995.    September 30, 1995
                                 10-Q.

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


 10.5  Amendment No. 4 to        Exhibit 10.5 to
       Credit Agreement dated    Registrant's
       December 29, 1995.        1995 10-K.

 10.6  Amendment No. 5 to        Exhibit 10.6 to
       Credit Agreement dated    Registrant's
       December 29, 1995.        1995 10-K.

 10.7  Amendment No. 6 to        Exhibit 10.7 to
       Credit Agreement dated    Registrant's
       February 1, 1996.         1995 10-K.

 10.8  Amendment No. 7 to        Exhibit 10.8 to
       Credit Agreement dated    Registrant's
       February 8, 1996.         1995 10-K.

 10.9  Amendment No. 8 to        Exhibit 10.9 to
       Credit Agreement dated    Registrant's
       May 17, 1996.             1996 10-K.

 10.10 Amendment No. 9 to        Exhibit 10.10 to
       Credit Agreement dated    Registrant's
       May 20, 1996.             1996 10-K.

 10.11 Amendment No. 10 to       Exhibit 10.11 to
       Credit Agreement dated    Registrant's
       May 20, 1996.             1996 10-K.

 10.12 Amendment No. 11 to       Exhibit 10.12 to
       Credit Agreement dated    Registrant's
       December 31, 1996.        1996 10-K.

 10.13 Amendment No. 12 to                           X
       Credit Agreement dated
       March 14, 1997.

 27    Financial Data Schedule                       X