Form 10-Q
period 1997-06-30
BUCYRUS INTERNATIONAL INC
filed 1997-08-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

          Class                                 Outstanding August 11, 1997

Common Stock, $.01 par value                           10,534,574

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.   FINANCIAL INFORMATION:

          Item 1 - Financial Statements (Unaudited)

            Consolidated Condensed Statements of Earnings -
            Quarters and six months ended June 30, 1997
            and 1996                                                 3

            Consolidated Condensed Balance Sheets -
            June 30, 1997 and December 31, 1996                    4-5

            Consolidated Condensed Statements of Cash Flows -
            Six months ended June 30, 1997 and 1996                6-7

            Notes to Consolidated Condensed Financial
            Statements                                               8

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                  9-13


Part II.  OTHER INFORMATION:

          Item 4 - Submission of Matters to a Vote of
                   Security Holders                                 14

          Item 6 - Exhibits and Reports on Form 8-K 14-15

          Signature Page                                            16

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                          (Dollars In Thousands, Except Per Share Amounts)

                          Quarter Ended June 30,      Six Months Ended June 30,
                            1997           1996           1997          1996

Revenues:
  Net sales              $   83,876     $   69,364     $  143,762   $  130,820
  Other income                  351            248            615          464
                         __________     __________     __________   __________
                             84,227         69,612        144,377      131,284
                         __________     __________     __________   __________
Costs and Expenses:
  Cost of products sold      68,256         57,360        116,261      107,023
  Product development,
    selling,
    administrative and
    miscellaneous
    expenses                  9,692          8,919         18,345       17,854
  Interest expense            2,042          2,093          3,956        4,173
                         __________     __________     __________   __________
                             79,990         68,372        138,562      129,050
                         __________     __________     __________   __________

Earnings before
  income taxes                4,237          1,240          5,815        2,234

Income taxes                  1,729            628          2,392        1,324
                         __________     __________     __________   __________

Net earnings             $    2,508     $      612     $    3,423   $      910

Weighted average number
  of common and common
  equivalent shares
  outstanding            10,353,305     10,234,574     10,345,443   10,234,574


Net earnings per share
  of common stock        $      .24     $      .06     $      .33   $      .09

                     See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)

                                June 30,        December 31,                                      June 30,       December 31,
                                  1997              1996                                            1997             1996
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $ 11,350          $ 15,763          accrued expenses              $ 41,712         $ 33,765
 Receivables                      54,271            32,085         Liabilities to customers
 Inventories                      74,587            70,889          on uncompleted contracts
 Prepaid expenses and                                               and warranties                   7,170            3,579
  other current assets             5,091             2,504         Income taxes                      2,042            1,469
                                ________          ________         Short-term obligations           11,438            3,186
 Total Current Assets            145,299           121,241         Current maturities of
                                                                    long-term debt                     416              428
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                       1,079             1,079          Liabilities                     62,778           42,427
 Intangible assets - net           8,101             8,545
 Other assets                      6,395             6,003        LONG-TERM LIABILITIES:
                                ________          ________         Deferred income taxes               138              148
                                  15,575            15,627         Liabilities to customers on
                                                                    uncompleted contracts
PROPERTY, PLANT AND EQUIPMENT:                                      and warranties                   3,239            3,277
 Cost                             47,060            43,409         Postretirement benefits          10,800           11,064
 Less accumulated                                                  Deferred expenses
  depreciation                    (9,421)           (7,382)         and other                       12,152           11,891
                                ________          ________                                        ________         ________
                                  37,639            36,027                                          26,329           26,380
                                                                  LONG-TERM DEBT, less
                                                                   current maturities               68,339           66,627

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,534,574
                                                                    shares                             105              105
                                                                   Additional paid-in capital     $ 57,739         $ 57,739
                                                                   Unearned stock compensation      (2,395)          (2,815)
                                                                   Accumulated deficit             (13,023)         (16,446)
                                                                   Cumulative translation
                                                                    adjustment                      (1,359)          (1,122)
                                                                                                  ________         ________
                                                                                                    41,067           37,461
                                ________          ________                                        ________         ________
                                $198,513          $172,895                                        $198,513         $172,895

                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)


                                           Six Months Ended June 30,
                                             1997              1996

Cash Flows From Operating Activities
Net earnings                              $   3,423         $     910
Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
    Depreciation                              2,179             1,980
    Amortization                                534               584
    Stock compensation expense                  420               116
    In kind interest on the Secured
      Notes due December 14, 1999                 -             3,767
    (Gain) loss on sale of property,
      plant and equipment                        (4)              246
    Changes in assets and liabilities,
      net of effects from purchase of
      Von's Welding, Inc.:
        Receivables                         (22,176)           (8,319)
        Inventories                          (3,807)            2,727
        Other current assets                 (2,541)             (524)
        Other assets                            148              (275)
        Current liabilities other than
          income taxes, short-term
          obligations and current
          maturities of long-term debt       11,395            (2,017)
        Income taxes                            564            (1,007)
        Long-term liabilities other
          than deferred income taxes           (651)           (1,432)
                                          _________         _________
Net cash used in operating activities       (10,516)           (3,244)
                                          _________         _________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit           -             1,800
Purchases of property, plant
  and equipment                              (2,433)           (1,305)
Proceeds from sale of property, plant
  and equipment                                  34               806
Purchase of Von's Welding, Inc., net
  of cash acquired                             (818)                -
                                          _________         _________
Net cash (used in) provided by
  investing activities                       (3,217)            1,301
                                          _________         _________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                       5,672             2,971
Reduction of project financing
  obligations                                     -            (2,701)
Net increase (decrease) in other
  short-term obligations                      1,961              (878)
Proceeds from issuance of long-term
  debt                                        1,712                 -
                                          _________         _________
Net cash provided by (used in)
  financing activities                        9,345              (608)
                                          _________         _________
Effect of exchange rate
  changes on cash                               (25)             (113)
                                          _________         _________
Net decrease in cash and
  cash equivalents                           (4,413)           (2,664)
Cash and cash equivalents at
  beginning of period                        15,763            11,150
                                          _________         _________
Cash and cash equivalents at
  end of period                           $  11,350         $   8,486



Supplemental Disclosures of Cash Flow Information

                                             1997              1996
Cash paid during the period for:
  Interest                                $      334        $      122
  Income taxes - net of refunds                  839             1,401


Supplemental Schedule of Noncash Investing and Financing Activities

The Company purchased all of the common stock of Von's Welding, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                                            1997

    Fair value of assets acquired         $  1,956
    Purchase of common stock                   885
                                          ________
    Liabilities assumed                   $  1,071










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

3. Inventories consist of the following:

                                     June 30,       December 31,
                                       1997             1996
                                         (Dollars in Thousands)

   Raw materials and parts           $ 10,201         $ 10,628
   Costs relating to
     uncompleted contracts              5,881            4,183
   Customers' advances offset
     against costs incurred on
     uncompleted contracts             (2,704)          (1,816)
   Work in process                     13,115           13,746
   Finished products (primarily
     replacement parts)                48,094           44,148
                                     ________         ________
                                     $ 74,587         $ 70,889


4. Net earnings per share of common stock for the quarter and six months ended June 30, 1997 are based on the weighted average number of common and common equivalent shares outstanding during the period. Restricted common stock is considered to be issued and outstanding and is included in the net earnings per share calculation using the treasury stock method. Net earnings per share of common stock for the quarter and six months ended June 30, 1996 are based on the weighted average number of common shares outstanding since common stock equivalents were not significant.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company will adopt this statement for the year ending December 31, 1997 and will restate prior period earnings per share as required. Adoption of this statement will not have an impact on the Company's reported earnings per share for the quarters and six months ended June 30, 1997 and 1996.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarter and six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1997 and December 31, 1996 were as follows:

                                     June 30,       December 31,
                                       1997             1996
                                       (Dollars in Thousands)

   Working capital                   $ 82,521         $ 78,814
   Current ratio                     2.3 to 1         2.9 to 1

   The decrease in the current ratio was primarily due to increased liabilities in order to support the increased production of machines.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at June 30, 1997. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

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

                       Quarter Ended June 30,    Six Months Ended June 30,
                         1997        1996          1997          1996
                                   (Dollars in Thousands)
Earnings before
 income taxes          $  4,237    $  1,240      $  5,815      $  2,234
Non-cash expenses:
 Depreciation             1,092         986         2,179         1,980
 Amortization               267         307           534           584
 Stock compensation         210         116           420           116
 Loss (gain) on sale
  of fixed assets             1         222            (4)          246
 In kind interest on
  the Secured Notes
  due December 14,
  1999 ("Secured
  Notes")                     -       1,882             -         3,767
Cash interest
 expense                  2,042         211         3,956           406
                       ________    ________      ________      ________
Adjusted EBITDA        $  7,849    $  4,964      $ 12,900      $  9,333


   The Company has a Credit Agreement (the "Credit Agreement") with Bank One, Wisconsin ("Bank One"). The Credit Agreement, as amended, contains a credit facility for working capital and general corporate purposes (the "Loan Facility"), a letter of credit facility (the "L/C Facility") and a project financing loan facility (the "Project Financing Facility"). Under the Loan Facility, the Company may borrow up to $2,500,000, provided that it meets certain earnings before interest, taxes, depreciation and amortization tests, as defined. Borrowings under the Loan Facility mature on April 30, 1998.
Under the L/C Facility, Bank One has agreed to issue letters of credit through April 30, 1998 in an aggregate amount not in excess of $15,000,000 minus the then outstanding aggregate borrowings by the Company under the Loan Facility, provided that no letter of credit may expire after April 30, 1999. Under the Project Financing Facility, Bank One may make project financing loans to the Company from time to time. Borrowings under the Credit
Agreement are secured by a security interest in substantially all of the Company's property (other than land and buildings). At June 30, 1997, the Company had $381,000 of borrowings outstanding under the Loan Facility and $4,790,000 of the L/C Facility was being used. Under the Project Financing Facility, the Company has a line of credit to support three current orders.
Bank One has participated a portion of the Project Financing Facility to The Bank of Nova Scotia. Availability is based on the amount of inventory being financed and any accounts receivable relating to such project and was approximately $4,100,000 at June 30, 1997. Availability under the Project Financing Facility can be increased by the unused portion of the L/C Facility. There were no borrowings under the Project Financing Facility at June 30, 1997.

   The agreements relating to the Secured Notes and the Credit Agreement permit additional project financing from the lenders to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such project. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At June 30, 1997, the Company had $8,102,000 of outstanding project financing borrowings not related to the Project Financing Facility. These borrowings are classified as Short-Term Obligations in the Consolidated Condensed Balance Sheets.

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

   At June 30, 1997, the Company had approximately $2,338,000 of open approved capital appropriations. Included in this amount is the remaining $1,243,000 to be spent for a new service shop facility in Chile which is being financed primarily with a local bank in Chile.

   In addition, the Company has committed approximately $5,500,000 of a potential $20,000,000 machine shop tool modernization project. The initial machine tools have been leased and the remaining machine tools are expected to be financed or leased.

CAPITALIZATION

   The long-term debt to equity ratio as of June 30, 1997 and December 31, 1996 was 1.7 to 1 and 1.8 to 1, respectively.

RESULTS OF OPERATIONS

Net Sales

   Net sales for the quarter and six months ended June 30, 1997 were $83,876,000 and $143,762,000, respectively, compared with $69,364,000 and
$130,820,000 for the quarter and six months ended June 30, 1996, respectively. Net sales for the second quarter of 1997 were higher than the first quarter due to increased repair parts and service net sales and the timing of machine sales. This increased net sales volume in the second quarter is not necessarily indicative of the results expected for the remainder of 1997. Net sales of repair parts and services for the quarter and six months ended June 30, 1997 were $51,222,000 and $88,614,000, respectively, which is an increase of 22.1% and 8.3% from the quarter and six months ended June 30, 1996, respectively.
Both increases in repair parts and service net sales were primarily at foreign locations. Net machine sales for the quarter and six months ended June 30, 1997 were $32,654,000 and $55,148,000, respectively, which is an increase of 19.1% and 12.5% from the quarter and six months ended June 30, 1996, respectively.
Net sales of electric mining shovels for the quarter and six months ended
June 30, 1997 increased 47.3% and 38.6%, respectively, from the quarter and six months ended June 30, 1996. The increases in electric mining shovel volume were primarily in copper markets. Net sales of blast hole drills for the quarter and six months ended June 30, 1997 decreased 29.3% and 28.2%, respectively, from the quarter and six months ended June 30, 1996. There has been an overall decline in worldwide blast hole drill sales activity in 1997.

Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1997 was $68,256,000 or 81.4% of net sales compared with $57,360,000 or 82.7% of net sales for the quarter ended June 30, 1996. For the six months ended June 30, 1997, cost of products sold was $116,261,000 or 80.9% of net sales compared with $107,023,000 or 81.8% of net sales for the six months ended June 30, 1996. The increases in the gross margin percentages were primarily due to improved machine margins.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1997 were $9,692,000 or 11.6% of net sales compared with $8,919,000 or 12.9% of net sales for the quarter ended June 30, 1996. The amounts for the six months ended June 30, 1997 and 1996 were $18,345,000 or 12.8% of net sales and $17,854,000 or 13.6% of net sales, respectively.

Interest Expense

   Interest expense for the quarter and six months ended June 30, 1997 was $2,042,000 and $3,956,000, respectively, compared with $2,093,000 and $4,173,000 for the quarter and six months ended June 30, 1996, respectively. The Company has the option of paying interest on the Secured Notes in cash at 10.5% or in kind (issuance of additional Secured Notes) at 13%. For the quarter and six months ended June 30, 1997, interest was accrued at 10.5% since the Company paid this interest in cash. For the quarter and six months ended June 30, 1996, interest was accrued at 13% since the Company paid this interest in kind.

Income Taxes

   For the quarter and six months ended June 30, 1997, income tax expense consists primarily of foreign taxes at applicable statutory rates and a non-cash income tax provision on United States taxable income at applicable statutory rates. For the component of the United States tax provision relating to tax benefits realized from reductions in the valuation allowance established as of December 14, 1994 (the date the Company reorganized under chapter 11 of the Bankruptcy Code), a corresponding $506,000 reduction of intangible assets was recorded in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". For the component of the United States tax provision relating to reductions in the valuation allowance established after December 14, 1994, an income tax benefit was recorded.

   For the quarter and six months ended June 30, 1996, income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there was a loss for which no income tax benefit was recorded.

Net Earnings

   Net earnings for the quarter and six months ended June 30, 1997 were $2,508,000 and $3,423,000, respectively, compared with $612,000 and $910,000 for the quarter and six months ended June 30, 1996, respectively. The increases in net earnings were primarily due to increased sales volume and improved gross margin.

Backlog and New Orders

   The Company's consolidated backlog on June 30, 1997 was $215,767,000 compared with $158,727,000 at December 31, 1996 and $184,117,000 at June 30,
1996. Machine backlog at June 30, 1997 was $103,756,000, which is an increase of 111.7% from December 31, 1996 and an increase of 11.6% from June 30, 1996. The Company has received a letter of intent from BHP Coal Pty. Ltd., an Australian mining company, to purchase a 2570WS walking dragline which is scheduled for completion by December 31, 1999. The order is valued at approximately $60,000,000 and is included in machine backlog at June 30, 1997. Machine backlog for electric mining shovels and blast hole drills has decreased 53.1% from June 30, 1996. Repair parts and service backlog at June 30, 1997 was $112,011,000, which is an increase of 2.1% from December 31, 1996 and an increase of 22.9% from June 30, 1996. The increase in repair parts and service backlog from June 30, 1996 was at both United States and foreign locations.

   New orders for the quarter and six months ended June 30, 1997 were $139,488,000 and $200,802,000, respectively, which is an increase of 160.1% and 2.0% from the quarter and six months ended June 30, 1996, respectively. New machine orders for the quarter and six months ended June 30, 1997 were $91,486,000 and $109,884,000, respectively, which is an increase of 403.2% and 44.3% from the quarter and six months ended June 30, 1996, respectively. Included in new machine orders for the quarter and six months ended June 30, 1997 was approximately $60,000,000 for the aforementioned 2570WS walking dragline for BHP Coal Pty. Ltd. of Australia. New machine orders for electric mining shovels for the six months ended June 30, 1997 were even with last year while new machine orders for blast hole drills have decreased. There has been an overall decline in worldwide blast hole drill orders in 1997 which was anticipated as a result of a temporary lower demand for copper. New repair parts and service orders for the quarter and six months ended June 30, 1997 were $48,002,000 and $90,918,000, respectively, which is an increase of 35.4% and a decrease of 24.7% from the quarter and six months ended
June 30, 1996, respectively. The increase in new repair parts and service orders for the quarter ended June 30, 1997 was at both United States and foreign locations. Included in new repair parts and service orders for the first quarter of 1996 were large maintenance and repair contract orders at foreign locations.

PENDING TRANSACTIONS

   On July 23, 1997, the Company and Global Industrial Technologies, Inc. ("Global") announced that they have entered into a definitive agreement for Global to sell the assets of The Marion Power Shovel Company ("Marion") to the Company for $40,100,000. The closing of the transaction is expected to be completed in August, 1997.

   The Company expects to finance its acquisition of Marion utilizing a $45,000,000 unsecured bridge loan (the "Bridge Loan") to be provided by PPM America Special Investments Fund, L.P. (the "PPM Fund"), an affiliate of Jackson National Life Insurance Company, the Company's largest shareholder. The Company obtained a commitment dated April 14, 1997 from the PPM Fund to provide the Bridge Loan ("Bridge Loan Commitment").

   To date, the Company has not closed the Bridge Loan but pursuant to the Letter of Intent with American Industrial Partners Capital Fund II, L.P. ("American Industrial Partners") (see below), the Company has agreed to close the Bridge Loan at the time it consummates the Marion Acquisition.

   Upon execution of the Bridge Loan Commitment, the Company paid a $550,000 Proposal and Commitment Fee to the PPM Fund. The Bridge Loan Commitment provides for a fee of $450,000 (the "Facility Fee") to be paid upon the signing of a definitive purchase agreement for Marion. The Bridge Loan Commitment provided for a closing date of the Marion Acquisition of not later than July 15, 1997. On June 30, 1997, the Company and the PPM Fund agreed to extend the deadline for the closing date until August 30, 1997 (the "Extension Agreement"). As a condition to the Extension Agreement, however, the PPM Fund required the Company to pay a $337,500 Extension Fee and to pay the $450,000 Facility Fee at the time the Extension Agreement was signed.

   Although the Bridge Loan Commitment provided for certain compensation to be paid to the PPM Fund in addition to the $1,337,500 in Commitment, Extension, and Facility Fees already paid and certain other customary fees and charges, the Company and the PPM Fund have agreed in principle to amend and restate the terms of the Bridge Loan Commitment. However, the Company believes that it is premature because it may be speculative and potentially misleading to describe in this report what may be the provisions of the Bridge Loan Commitment, or to estimate the amount and nature of the compensation which may be received by the PPM Fund thereunder. The Company intends to file a further report summarizing the terms of the Bridge Loan Commitment and to include the amended and restated Bridge Loan Commitment as an exhibit to such report promptly after such information becomes available.

   On July 31, 1997, the Company announced that it has entered into a letter of intent with American Industrial Partners, providing for the acquisition of the Company by American Industrial Partners or one of its affiliates. Under the terms of the letter of intent, American Industrial Partners would acquire all of the shares of the Company at a price of $18 per share. The transaction is subject to customary contingencies, including the execution of a definitive agreement, financing, and shareholder, board of directors and regulatory approvals. The transaction is not expected to have any effect on the Company's aforementioned acquisition of Marion.

   A copy of the Letter of Intent was filed as an exhibit to the Company's current report on Form 8-K filed on August 4, 1997. The parties are presently in the process of negotiating the definitive agreement contemplated by the Letter of Intent. There can be no assurance that the acquisition by American Industrial Partners will be consummated or, if consummated, that it will be consummated on the terms set forth in the Letter of Intent.

                                   PART II
                             OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders.

          On April 30, 1997, the Company held its annual meeting of shareholders. The following indicates the matters which were submitted to a vote of shareholders and the votes on such matters:

          (a) The shareholders elected the following seven directors to serve for the ensuing year:

                  Craig Scott Bartlett, Jr.:
                    Votes for: 10,183,249; Authority to Vote Withheld: 9,102; Broker Non-Votes: 0.

                  Willard R. Hildebrand:
                    Votes for: 10,183,251; Authority to Vote Withheld: 9,100; Broker Non-Votes: 0.

                  Frank W. Miller:
                    Votes for: 10,182,843; Authority to Vote Withheld: 9,508; Broker Non-Votes: 0.

                  Joseph J. Radecki, Jr.:
                    Votes for: 10,183,251; Authority to Vote Withheld: 9,100; Broker Non-Votes: 0.

                  F. John Stark, III:
                    Votes for: 10,183,199; Authority to Vote Withheld: 9,152; Broker Non-Votes: 0.

                  Russell W. Swansen:
                    Votes for: 10,183,199; Authority to Vote Withheld: 9,152; Broker Non-Votes: 0.

                  Armour F. Swanson:
                    Votes for: 10,183,197; Authority to Vote Withheld: 9,154; Broker Non-Votes: 0.

          (b) The shareholders ratified the appointment of Arthur Andersen LLP to serve as independent auditors. Votes For: 10,181,251; Votes
               Against: 4,287; Abstentions: 6,813.

  Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See Exhibit Index on last page of this report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               1. Items Reported:

                  A. Press release, dated April 8, 1997, issued by the Company and Global announcing a letter of intent relating to the proposed acquisition by the Company of the assets of Marion from Global.

                  B. Press release, dated July 11, 1997, announcing financial and operating results for the quarter and six months ended June 30, 1997.

                  C. Press release, dated July 23, 1997, announcing the execution of a definitive agreement for the acquisition by the Company of the assets of Marion and the assets of certain related businesses from Global.

                  D. Press release, dated July 31, 1997, announcing the execution of a Letter of Intent with American Industrial Partners, providing for the acquisition of the Company by American Industrial Partners or one of its affiliates.

                  E. Letter of Intent, dated July 30, 1997, between the Company and American Industrial Partners, providing for the acquisition of the Company by American Industrial Partners or one of its affiliates.

               2. Financial Statements:  None

               3. Date:  August 1, 1997

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    August 14, 1997            /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    August 14, 1997            /s/Willard R. Hildebrand
                                   Willard R. Hildebrand
                                   President and CEO

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1997

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

 10.3   Amendment No. 2 to        Exhibit 10.1(b)
        Credit Agreement          to Registrant's
        dated August 31, 1995.    September 30, 1995
                                  10-Q.

 10.4   Amendment No. 3 to        Exhibit 10.4 to
        Credit Agreement dated    Registrant's
        October 27, 1995.         Annual Report on
                                  Form 10-K dated
                                  March 25, 1996
                                  ("Registrant's
                                  1995 10-K").

 10.5   Amendment No. 4 to        Exhibit 10.5 to
        Credit Agreement dated    Registrant's
        December 29, 1995.        1995 10-K.

 10.6   Amendment No. 5 to        Exhibit 10.6 to
        Credit Agreement dated    Registrant's
        December 29, 1995.        1995 10-K.

 10.7   Amendment No. 6 to        Exhibit 10.7 to
        Credit Agreement dated    Registrant's
        February 1, 1996.         1995 10-K.

 10.8   Amendment No. 7 to        Exhibit 10.8 to
        Credit Agreement dated    Registrant's
        February 8, 1996.         1995 10-K.

 10.9   Amendment No. 8 to        Exhibit 10.9 to
        Credit Agreement dated    Registrant's
        May 17, 1996.             Annual Report on
                                  Form 10-K dated
                                  March 11, 1997
                                  ("Registrant's
                                  1996 10-K").

 10.10  Amendment No. 9 to        Exhibit 10.10 to
        Credit Agreement dated    Registrant's
        May 20, 1996.             1996 10-K.

 10.11  Amendment No. 10 to       Exhibit 10.11 to
        Credit Agreement dated    Registrant's
        May 20, 1996.             1996 10-K.

 10.12  Amendment No. 11 to       Exhibit 10.12 to
        Credit Agreement dated    Registrant's
        December 31, 1996.        1996 10-K.

 10.13  Amendment No. 12 to       Exhibit 10.13 to
        Credit Agreement dated    Registrant's
        March 14, 1997.           Quarterly Report
                                  on Form 10-Q for
                                  quarter ended
                                  March 31, 1997.

 10.14  Amendment No. 13 to                                    X
        Credit Agreement dated
        June 26, 1997.

 10.15  Letter Agreement dated                                 X
        March 7, 1997 between
        Jefferies & Company, Inc.
        and Bucyrus International,
        Inc.

 10.16  Letter Agreement dated                                 X
        July 30, 1997 between
        Jefferies & Company, Inc.
        and Bucyrus International,
        Inc.

 10.17  Employment Agreement                                   X
        between Bucyrus
        International, Inc.
        as Employer and
        C. R. Mackus as
        Employee dated as of
        May 21, 1997.

 10.18  Employment Agreement                                   X
        between Bucyrus
        International, Inc.
        as Employer and
        M. G. Onsager as
        Employee dated as of
        May 21, 1997.

 10.19  Employment Agreement                                   X
        between Bucyrus
        International, Inc.
        as Employer and
        T. B. Phillips as
        Employee dated as of
        May 21, 1997.

 10.20  Employment Agreement                                   X
        between Bucyrus
        International, Inc.
        as Employer and
        T. W. Sullivan as
        Employee dated as of
        May 21, 1997.

 10.21  Bucyrus International,                                 X
        Inc. 1997 Employees'
        Stock Option Awards
        Program

 27     Financial Data Schedule                                X
        (EDGAR filing only.)

 99.1   Press release announcing                               X
        early termination by the
        Federal Trade Commission
        under the Hart-Scott-Rodino
        Antitrust Improvements
        Act of 1976 for the
        acquisition by Bucyrus
        International, Inc. of
        the assets of The Marion
        Power Shovel Company and
        the assets of certain
        related businesses from
        Global Industrial
        Technologies, Inc.