Form 10-Q
period 1997-09-01
BUCYRUS INTERNATIONAL INC
filed 1997-11-19
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

     (Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding November 17, 1997

Common Stock, $.01 par value                              1,000

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                              Page No.

Part I.   FINANCIAL INFORMATION:

          Item 1 - Financial Statements (Unaudited)

            Consolidated Condensed Statements of Operations -
            Quarters and nine months ended September 30, 1997
            and 1996                                                 3

            Consolidated Condensed Balance Sheets -
            September 30, 1997 and December 31, 1996               4-5

            Consolidated Condensed Statements of Cash Flows -
            Nine months ended September 30, 1997 and 1996          6-8

            Notes to Consolidated Condensed Financial
            Statements                                            9-27

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  28-32

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                N/A

                  Not applicable.


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings 33-34

         Item 2 - Changes in Securities and Use of Proceeds        N/A

                  Not applicable.

         Item 3 - Defaults Upon Senior Securities                  N/A

                  Not applicable.

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                 N/A

                  Not applicable.

         Item 5 - Other Events                                      34

         Item 6 - Exhibits and Reports on Form 8-K               34-37

         Signature Page                                             38

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars In Thousands, Except Per Share Amounts)
                            Successor                                   Predecessor
                                                               Quarter                   Nine Months
                          September 24-         July 1-         Ended      January 1-       Ended
                          September 30,      September 23,  September 30, September 23, September 30,
                              1997               1997           1996          1997          1996
Revenues:
  Net sales                 $   10,429        $   67,703     $   68,077    $  211,465    $  198,897
  Other income                      23               674            236         1,289           700
                            __________        __________     __________    __________    __________

                                10,452            68,377         68,313       212,754       199,597
                            __________        __________     __________    __________    __________
Costs and Expenses:
  Cost of products sold          7,437            55,254         55,292       171,515       162,315
  Product development, selling,
    administrative and
    miscellaneous expenses         790             8,770          9,224        27,115        27,078
  Interest expense                 355             2,350          1,756         6,306         5,929
  Nonrecurring items                 -            10,051              -        10,051             -
                            __________        __________     __________    __________    __________

                                 8,582            76,425         66,272       214,987       195,322
                            __________        __________     __________    __________    __________

Earnings (loss) before
  income taxes                   1,870            (8,048)         2,041        (2,233)        4,275

Income taxes                       601               249            546         2,641         1,870
                            __________        __________     __________    __________    __________

Net earnings (loss)         $    1,269        $   (8,297)    $    1,495    $   (4,874)   $    2,405


Weighted average number
  of common and common
  equivalent shares
  outstanding                        -        10,543,466     10,234,574    10,530,610    10,234,574


Net earnings (loss) per share
  of common stock           $        -        $     (.79)    $      .14    $     (.46)   $      .23

                         See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                            September 30,      December 31,                                   September 30,       December 31,
                                1997               1996                                           1997                1996
                             (Successor)       (Predecessor)                                    (Successor)       (Predecessor)
ASSETS                                                            LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                 $ 10,389          $ 15,763            accrued expenses            $ 59,356            $ 33,765
 Receivables                    65,748            32,085           Liabilities to customers
 Inventories                   129,727            70,889            on uncompleted contracts
 Prepaid expenses and                                               and warranties                 6,624               3,579
  other current assets           7,834             2,504           Income taxes                    4,209               1,469
 Receivable from                                                   Short-term obligations          9,525               3,186
  Global Industrial                                                Current maturities of
  Technologies, Inc.             5,275                 -            long-term debt                     -                 428
                              ________          ________                                        ________            ________

 Total Current Assets          218,973           121,241           Total Current Liabilities      79,714              42,427

OTHER ASSETS:                                                     LONG-TERM LIABILITIES:
 Restricted funds                                                  Deferred income taxes             132                 148
  on deposit                     1,056             1,079           Liabilities to customers
 Goodwill                       58,226                 -            on uncompleted contracts
 Intangible assets - net        45,663             8,545            and warranties                 4,169               3,277
 Other assets                   14,620             6,003           Postretirement benefits        14,838              11,064
                              ________          ________           Deferred expenses
                                                                    and other                     14,831              11,891
                               119,565            15,627                                        ________            ________

PROPERTY, PLANT AND EQUIPMENT:                                                                    33,970              26,380
 Cost                          101,591            43,409          LONG-TERM DEBT, less
 Less accumulated                                                  current maturities            181,849              66,627
  depreciation                     (59)           (7,382)
                              ________          ________

                               101,532            36,027

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized,
                                                                    issued and outstanding
                                                                    1,000 shares at
                                                                    September 30, 1997                 -                   -
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    20,000,000 shares, issued
                                                                    and outstanding 10,534,574
                                                                    shares at December 31, 1996        -                 105
                                                                   Additional paid-in capital    143,000              57,739
                                                                   Unearned stock compensation         -              (2,815)
                                                                   Accumulated earnings
                                                                    (deficit)                      1,269             (16,446)
                                                                   Cumulative translation
                                                                    adjustment                       268              (1,122)
                                                                                                ________            ________

                                                                                                 144,537              37,461
                            ________             ________                                       ________            ________

                            $440,070             $172,895                                       $440,070            $172,895

                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                             Successor          Predecessor
                                                       Nine Months
                           September 24-  January 1-      Ended
                           September 30, September 23, September 30,
                               1997          1997          1996

Cash Flows From
Operating Activities
Net earnings (loss)          $  1,269      $ (4,874)     $  2,405
Adjustments to reconcile
  net earnings (loss) to
  net cash (used in)
  provided by operating
  activities:
    Depreciation                  186         3,125         2,955
    Amortization                  101           770           863
    Non-cash stock
      compensation
      expense                       -           677           393
    Inventory fair value
      adjustment charged
      to cost of products
      sold                        300           283             -
    Nonrecurring items              -        10,051             -
    In kind interest on
      the Secured Notes
      due December 14,
      1999                          -             -         3,767
    Loss (gain) on sale
      of property, plant
      and equipment                22          (275)          278
    Non-cash income tax
      expense                     410             -             -
    Changes in assets
      and liabilities,
      net of effects of
      acquisitions:
        Receivables            (4,440)      (19,534)         (752)
        Inventories               919       (11,383)        3,875
        Other current
          assets                  186        (1,434)         (835)
        Other assets              (10)         (408)       (1,019)
        Current liabilities
          other than income
          taxes, short-term
          obligations and
          current maturities
          of long-term debt    (4,892)       17,210         1,574
        Income taxes              208         1,181        (2,098)
        Long-term liabilities
          other than deferred
          income taxes            (10)       (2,012)       (2,420)
                             ________      ________      ________
Net cash (used in) provided by
  operating activities         (5,751)       (6,623)        8,986
                             ________      ________      ________
Cash Flows From Investing
Activities
Payment to cash out stock
  options and stock
  appreciation rights          (6,944)            -             -
Decrease in restricted funds
  on deposit                       23             -         1,800
Purchases of property, plant
  and equipment                   (38)       (4,331)       (3,715)
Proceeds from sale of property,
  plant and equipment              99         1,227           806
Acquisition of Bucyrus
  International, Inc.        (189,613)            -             -
Purchase of Von's Welding, Inc.,
  net of cash acquired              -          (818)            -
Purchase of surface mining
  equipment business
  of Global Industrial
  Technologies, Inc.                -       (36,720)            -
Receivable from Global
  Industrial Technologies, Inc.     -        (5,275)            -
                             ________      ________      ________
Net cash used in investing
  activities                 (196,473)      (45,917)       (1,109)
                             ________      ________      ________
Cash Flows From Financing
Activities
Proceeds from issuance of
  project financing
  obligations                       -         5,672         5,402
Reduction of project
  financing obligations             -             -        (8,104)
Net increase (decrease) in
  other bank borrowings        28,472           690        (1,337)
Payment of acquisition
  expenses                     (4,300)         (820)            -
Payment of refinancing fees    (5,378)         (656)            -
Payment of bridge loan fees         -        (3,361)            -
(Payment of) proceeds from
  bridge loan                 (45,000)       45,000             -
Capital contribution from
  American Industrial
  Partners                    143,000             -             -
Proceeds from issuance of
  long-term debt              150,000         1,706           849
Payment of long-term debt     (65,785)         (190)            -
                             ________      ________      ________
Net cash provided by (used
  in) financing activities    201,009        48,041        (3,190)
                             ________      ________      ________
Effect of exchange rate
  changes on cash                 (77)          417          (257)
                             ________      ________      ________

Net (decrease) increase in
  cash and cash equivalents    (1,292)       (4,082)        4,430
Cash and cash equivalents at
  beginning of period          11,681        15,763        11,150
                             ________      ________      ________
Cash and cash equivalents at
  end of period              $ 10,389      $ 11,681      $ 15,580



Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
  Interest                   $  2,023      $  3,881      $    417
  Income taxes - net of refunds     -         1,218         3,162

Supplemental Schedule of Noncash Investing and Financing Activities

In 1997, the Company purchased all of the common stock of Von's Welding, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                                           1997

     Fair value of assets acquired       $ 1,956
     Cash paid                              (885)
                                         _______

     Liabilities assumed                 $ 1,071


In 1997, the Company purchased certain assets and liabilities of the surface mining and equipment business of Global Industrial Technologies, Inc. ("Global"). In conjunction with the acquisition, liabilities were assumed as follows:

                                                         1997

     Fair value of assets acquired                     $48,662
     Cash paid - net of receivable from Global         (36,720)
                                                       _______

     Liabilities assumed                               $11,942


         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals and other adjustments as stated below) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 1997.

3. On September 24, 1997, American Industrial Partners Acquisition Company, LLC ("AIP"), Bucyrus Acquisition Corp. ("Bucyrus Acquisition") and the Company announced that AIP completed their tender offer for all of the outstanding shares of common stock of the Company at a price of $18 per share. The purchase of all of the Company's outstanding shares of common stock by AIP resulted in a change in control of voting interest. Subsequently, Bucyrus Acquisition was merged (the "Merger") with and into the Company upon the filing of a Certificate of Merger. The Certificate of Merger was filed pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of August 21, 1997 between the Company, Bucyrus Acquisition and AIP, which is the parent of Bucyrus Acquisition and a wholly-owned subsidiary of American Industrial Partners Capital Fund II, L.P. The separate corporate existence of Bucyrus Acquisition was terminated and the Company, as the successor corporation in the Merger (sometimes referred to herein as the "Successor"), became wholly-owned by AIP.

     Approximately $186,853,000 was required to purchase all of the shares of the Company's common stock in the tender offer and $2,769,000 was needed to cash out the remaining outstanding shares in the Merger. Bucyrus Acquisition received $143,000,000 of the necessary funds to purchase the shares of the Company's common stock as an equity contribution from AIP. The remainder of the consideration required to consummate the tender offer and related expenses was funded by a bridge loan from AIP to Bucyrus Acquisition, which was repaid in full on September 26, 1997.

     The Merger Agreement also provided that each outstanding option to purchase shares of the Company's common stock and each outstanding stock appreciation right granted under the Company's Non-Employee Directors' Stock Option Plan, the 1996 Employees' Stock Incentive Plan and any other stock-based incentive plan or arrangement of the Company, whether or not then exercisable or vested, would be cancelled. In consideration of such cancellation, the holders of such options and stock appreciation rights received for each share subject to such option or stock appreciation right an amount in cash equal to the excess of the offer price of $18 per share over the per share exercise price of such option or the per share base price of such stock appreciation right, as applicable, multiplied by the number of shares subject to such option or stock appreciation right. Included in the Nonrecurring Items in the Consolidated Condensed Statement of Operations is $6,690,000 of expense incurred to cash out the outstanding options and stock appreciation rights. The total cash paid was $6,944,000.

     The acquisition of the Company by AIP was accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been restated to their estimated fair values. The preliminary allocation of the purchase price was as follows:

                                        (Dollars in Thousands)

        Working capital                       $ 132,841
        Property, plant and equipment           101,773
        Intangible assets (including
          goodwill of $58,673)                  104,384
        Other long-term assets
          and liabilities                      (195,998)


        Total purchase price                  $ 143,000


4. On September 24, 1997, the Company completed the private placement (the "Private Offering") of $150,000,000 aggregate principal amount of its 9.75% Senior Notes due 2007 (the "Senior Notes"). Also on September 24, 1997, the Company purchased and cancelled $63,963,000 of its 10.5% Secured Notes due December 14, 1999 (the "Secured Notes"), and issued a notice of redemption for the remaining $1,822,000 of Secured Notes.

     The Company also entered into a new credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at September 30, 1997 were $29,300,000 at a weighted average interest rate of 8.6%. The issuance of standby letters of credit reduce the amount available for direct borrowings under the Revolving Credit Facility. At September 30, 1997, there were $3,467,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios.

5. On August 26, 1997, the Company consummated the acquisition (the "Marion Acquisition") of certain assets and liabilities of The Marion Power Shovel Company, a subsidiary of Global Industrial Technologies, Inc. ("Global"), and of certain subsidiaries and divisions of Global that represent Global's surface mining equipment business in Australia, Canada and South Africa (collectively referred to herein as "Marion"). The purchase price for Marion was initially $40,300,000, subject to post-closing adjustments which reduced the purchase price by $5,275,000 to $35,025,000. This post-closing purchase price adjustment is classified as Receivable from Global Industrial Technologies, Inc. in the Consolidated Condensed Balance Sheet at September 30, 1997.

     The Company financed the Marion Acquisition and related expenses by utilizing on August 26, 1997 an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997 with a portion of the proceeds from the Private Offering. The Bridge Loan had an interest rate of 10.625% and the total interest expense incurred by the Company was $385,000. The Company incurred $3,361,000 of loan fees in connection with the Bridge Loan. These fees are included in Nonrecurring Items in the Consolidated Condensed Statement of Operations.

     The acquisition of Marion by the Company was accounted for as a purchase and accordingly, the assets acquired and liabilities assumed by the Company have been restated to their estimated fair values. The preliminary allocation of the purchase price was as follows:

                                        (Dollars in Thousands)

        Working capital                       $  41,321
        Negative goodwill                        (4,601)
                                              _________

        Total purchase price                  $  36,720


6. The following pro forma results of operations assumes that the Company had been acquired by AIP and the Company acquired Marion as of January 1, 1997 and 1996. Such information reflects adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and the effects of adjustments made to the carrying value of certain assets and liabilities.

     The pro forma results for the nine months ended September 30, 1997 include Marion's historical results for the nine months ended September 30, 1997 and the pro forma results for the nine months ended September 30, 1996 include Marion's historical results for the nine months ended July 31, 1996.

                                          Nine Months Ended
                                              September 30,
                                         1997           1996
                                       (Dollars in Thousands)

        Net sales                      $262,130       $278,206

        Net loss                        (17,019)       (16,694)

        Net loss per share
          of common stock (1)             N/A           N/A

        (1) Net loss per share of common stock is not meaningful since only 1,000 shares would be outstanding and all of these shares are owned by AIP.

     The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the periods presented or of future operations of the Company.

7. The Company's payment obligations under the Senior Notes are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                      For the Period September 24, 1997 to September 30, 1997
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $  6,615     $    782       $  4,286      $ (1,254)     $ 10,429
  Other income                  62            -             14           (53)           23
                          ________     ________       ________      ________      ________
                             6,677          782          4,300        (1,307)       10,452
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold      4,774          632          3,226        (1,195)        7,437
  Product development,
    selling, administrative
    and miscellaneous
    expenses                   496           34            260             -           790
  Interest expense             340            8             60           (53)          355
                          ________     ________       ________      ________      ________
                             5,610          674          3,546        (1,248)        8,582
                          ________     ________       ________      ________      ________

Earnings before income
  taxes and equity
  in net earnings of
  consolidated
  subsidiaries               1,067          108            754           (59)        1,870
Income taxes                   373           42            186             -           601
                          ________     ________       ________      ________      ________

Earnings before equity
  in net earnings of
  consolidated subsidiaries   694            66            568           (59)        1,269

Equity in net earnings of
  consolidated subsidiaries   634             -              -          (634)            -
                          ________     ________       ________      ________      ________

Net earnings              $  1,328     $     66       $    568      $   (693)     $  1,269

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                         For the Period July 1, 1997 to September 23, 1997
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 39,372     $  7,245       $ 28,846      $ (7,760)     $ 67,703
  Other income                 774            -            106          (206)          674
                          ________     ________       ________      ________      ________
                            40,146        7,245         28,952        (7,966)       68,377
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     33,591        6,236         23,009        (7,582)       55,254
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 4,865          559          2,315         1,031         8,770
  Interest expense           2,043           89            424          (206)        2,350
  Nonrecurring items        10,051            -              -             -        10,051
                          ________     ________       ________      ________      ________
                            50,550        6,884         25,748        (6,757)       76,425
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries             (10,404)         361          3,204        (1,209)       (8,048)
Income taxes                  (775)         141            883             -           249
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries              (9,629)         220          2,321        (1,209)       (8,297)

Equity in net earnings of
  consolidated
  subsidiaries               2,541            -              -        (2,541)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (7,088)    $    220       $  2,321      $ (3,750)     $ (8,297)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                              For the Quarter Ended September 30, 1996
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 44,640     $  7,255       $ 21,981      $ (5,799)     $ 68,077
  Other income                 457            -            241          (462)          236
                          ________     ________       ________      ________      ________
                            45,097        7,255         22,222        (6,261)       68,313
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     37,991        6,136         17,193        (6,028)       55,292
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 3,819          380          3,571         1,454         9,224
  Interest expense           1,817          122            279          (462)        1,756
                          ________     ________       ________      ________      ________
                            43,627        6,638         21,043        (5,036)       66,272
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries               1,470          617          1,179        (1,225)        2,041
Income taxes                   (79)         241            384             -           546
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries               1,549          376            795        (1,225)        1,495

Equity in net earnings of
  consolidated
  subsidiaries               1,171            -              -        (1,171)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $  2,720     $    376       $    795      $ (2,396)     $  1,495

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                        For the Period January 1, 1997 to September 23, 1997
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $126,962     $ 23,836       $ 84,658      $(23,991)     $211,465
  Other income               1,696            1            274          (682)        1,289
                          ________     ________       ________      ________      ________
                           128,658       23,837         84,932       (24,673)      212,754
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold    107,735       20,240         67,278       (23,738)      171,515
  Product development,
    selling, administrative
    and miscellaneous
    expenses                15,167        1,871          9,024         1,053        27,115
  Interest expense           5,818          248            922          (682)        6,306
  Nonrecurring items        10,051            -              -             -        10,051
                          ________     ________       ________      ________      ________
                           138,771       22,359         77,224       (23,367)      214,987
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries             (10,113)       1,478          7,708        (1,306)       (2,233)
Income taxes                  (412)         576          2,477             -         2,641
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries              (9,701)         902          5,231        (1,306)       (4,874)

Equity in net earnings of
  consolidated
  subsidiaries               6,133            -              -        (6,133)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (3,568)    $    902       $  5,231      $ (7,439)     $ (4,874)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                            For the Nine Months Ended September 30, 1996
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $128,736     $ 24,194       $ 66,731      $(20,764)     $198,897
  Other income               1,137            1            494          (932)          700
                          ________     ________       ________      ________      ________
                           129,873       24,195         67,225       (21,696)      199,597
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold    110,901       20,346         52,486       (21,418)      162,315
  Product development,
    selling, administrative
    and miscellaneous
    expenses                14,650        1,345          9,622         1,461        27,078
  Interest expense           5,834          330            697          (932)        5,929
                          ________     ________       ________      ________      ________
                           131,385       22,021         62,805       (20,889)      195,322
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries              (1,512)       2,174          4,420          (807)        4,275
Income taxes                  (389)         848          1,411             -         1,870
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries              (1,123)       1,326          3,009          (807)        2,405

Equity in net earnings of
  consolidated
  subsidiaries               4,335            -              -        (4,335)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $  3,212     $  1,326       $  3,009      $ (5,142)     $  2,405

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         September 30, 1997
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash
    equivalents           $      -     $    621       $  9,768      $      -      $ 10,389
  Receivables               38,818        3,588         23,342             -        65,748
  Intercompany
    receivables             46,141        1,451            977       (48,569)            -
  Inventories               73,318        2,028         56,062        (1,681)      129,727
  Prepaid expenses and
    other current assets     4,894          317          2,623             -         7,834
  Receivable from Global     6,346            -         (1,071)            -         5,275
                          ________     ________       ________      ________      ________
    Total Current Assets   169,517        8,005         91,701       (50,250)      218,973

OTHER ASSETS:
  Restricted funds on
    deposit                      -            -          1,056             -         1,056
  Goodwill                  58,138            -             88             -        58,226
  Intangible assets - net   45,419          244              -             -        45,663
  Other assets              12,136           34          2,450             -        14,620
  Investment in
    subsidiaries            43,266            -              -       (43,266)            -
                          ________     ________       ________      ________      ________
                           158,959          278          3,594       (43,266)      119,565

PROPERTY, PLANT AND
 EQUIPMENT - net            88,024        2,755         10,753             -       101,532
                          ________     ________       ________      ________      ________

                          $416,500     $ 11,038       $106,048      $(93,516)     $440,070


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses        42,872        2,444         14,349          (309)       59,356
  Intercompany payables        279        5,785         40,136       (46,200)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           5,864           12            748             -         6,624
  Income taxes                 280           56          3,873             -         4,209
  Short-term obligations     8,498           32            995             -         9,525
                          ________     ________       ________      ________      ________
  Total Current
    Liabilities             57,793        8,329         60,101       (46,509)       79,714

LONG-TERM LIABILITIES:
  Deferred income taxes          -            -            132             -           132
  Liabilities to customers
    on uncompleted contracts
    and warranties           3,589            -            580             -         4,169
  Postretirement benefits   14,401            -            437             -        14,838
  Deferred expenses and
    other                   13,139          479          1,213             -        14,831
                          ________     ________       ________      ________      ________
                            31,129          479          2,362             -        33,970

LONG-TERM DEBT, less
  current maturities       179,300            -          2,549             -       181,849

COMMON SHAREHOLDERS'
  INVESTMENT               148,278        2,230         41,036       (47,007)      144,537
                          ________     ________       ________      ________      ________

                          $416,500     $ 11,038       $106,048      $(93,516)     $440,070

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 1996
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash
    equivalents           $  9,072     $    149       $  6,542      $      -      $ 15,763
  Receivables               15,028        4,941         12,116             -        32,085
  Intercompany receivables  20,886          623          1,969       (23,478)            -
  Inventories               43,343        1,438         28,554        (2,446)       70,889
  Prepaid expenses and
    other current assets       366          144          1,994             -         2,504
                          ________     ________       ________      ________      ________
    Total Current Assets    88,695        7,295         51,175       (25,924)      121,241

OTHER ASSETS:
  Restricted funds on deposit    -            -          1,079             -         1,079
  Intangible assets - net    8,545            -              -             -         8,545
  Other assets               3,845            -          2,158             -         6,003
  Investment in
    subsidiaries            30,769            -              -       (30,769)            -
                          ________     ________       ________      ________      ________
                            43,159            -          3,237       (30,769)       15,627

PROPERTY, PLANT AND
 EQUIPMENT - net            27,226          954          7,847             -        36,027
                          ________     ________       ________      ________      ________

                          $159,080     $  8,249       $ 62,259      $(56,693)     $172,895


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses        22,219        2,205          9,361           (20)       33,765
  Intercompany payables        785        5,579         16,141       (22,505)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           2,101          197          1,281             -         3,579
  Income taxes                 357           63          1,049             -         1,469
  Short-term obligations     2,788            -            398             -         3,186
  Current maturities of
    long-term debt               -            -            428             -           428
                          ________     ________       ________      ________      ________
  Total Current
    Liabilities             28,250        8,044         28,658       (22,525)       42,427

LONG-TERM LIABILITIES:
  Deferred income taxes          -            -            148             -           148
  Liabilities to customers
    on uncompleted contracts
    and warranties           2,638            -            639             -         3,277
  Postretirement benefits   10,610            -            454             -        11,064
  Deferred expenses
    and other               10,937          233            721             -        11,891
                          ________     ________       ________      ________      ________
                            24,185          233          1,962             -        26,380

LONG-TERM DEBT, less
  current maturities        65,785            -            842             -        66,627

COMMON SHAREHOLDERS'
  INVESTMENT                40,860          (28)        30,797       (34,168)       37,461
                          ________     ________       ________      ________      ________

                          $159,080     $  8,249       $ 62,259      $(56,693)     $172,895

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                      For the Period September 24, 1997 to September 30, 1997
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by (used
in) Operating Activities  $ (7,584)    $    446       $  1,387      $      -      $ (5,751)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Payment to cash out stock
  options and stock
  appreciation rights       (6,944)           -              -             -        (6,944)
Decrease in restricted
  funds on deposit               -            -             23             -            23
Purchases of property,
  plant and equipment           (6)         (17)           (15)            -           (38)
Proceeds from sale of
  property, plant and
  equipment                    115            -            (16)            -            99
Acquisition of Bucyrus
  International, Inc.     (189,613)           -              -             -      (189,613)
                          ________     ________       ________      ________      ________
Net cash used in investing
  activities              (196,448)         (17)            (8)            -      (196,473)
                          ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net increase (decrease)
  in other bank
  borrowings                29,303         (427)          (404)            -        28,472
Payment of acquisition
  expenses                  (4,300)           -              -             -        (4,300)
Payment of refinancing
  fees                      (5,378)           -              -             -        (5,378)
Payment of bridge loan     (27,024)           -        (17,976)            -       (45,000)
Capital contribution from
  American Industrial
  Partners                 143,000            -              -             -       143,000
Proceeds from issuance of
  long-term debt           150,000            -              -             -       150,000
Payment of long-term debt  (65,785)           -              -             -       (65,785)
Change in intercompany
  accounts                 (17,976)           -         17,976             -             -
                          ________     ________       ________      ________      ________
Net cash provided by (used in)
  financing activities     201,840         (427)          (404)            -       201,009
                          ________     ________       ________      ________      ________

Effect of exchange rate
  changes on cash                -            -            (77)            -           (77)
                          ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents               (2,192)           2            898             -        (1,292)
Cash and cash equivalents
  at beginning of period     2,192          619          8,870             -        11,681
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $      -     $    621       $  9,768      $      -      $ 10,389


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                        For the Period January 1, 1997 to September 23, 1997
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by (used
in) Operating Activities  $ (9,108)    $    804       $  1,681      $      -      $ (6,623)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment         (985)        (144)        (3,202)            -        (4,331)
Proceeds from sale of
  property, plant and
  equipment                      5            -          1,222             -         1,227
Purchase of Von's Welding,
  Inc., net of cash
  acquired                    (818)           -              -             -          (818)
Purchase of surface mining
  and equipment business
  of Global Industrial
  Technologies, Inc.       (15,827)           -        (20,893)            -       (36,720)
Receivable from Global      (6,346)           -          1,071             -        (5,275)
Change in intercompany
  accounts                  (1,846)           -          1,846             -             -
Dividends paid to parent       150            -           (150)            -             -
                          ________     ________       ________      ________      ________
Net cash used in investing
  activities               (25,667)        (144)       (20,106)            -       (45,917)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in other
  bank borrowings               36            -            654             -           690
Payment of acquisition
  expenses                    (820)           -              -             -          (820)
Payment of refinancing fees   (656)           -              -             -          (656)
Payment of bridge loan fees (3,361)           -              -             -        (3,361)
Proceeds from bridge loan   27,024            -         17,976             -        45,000
Proceeds from issuance
  of project financing
  obligations                5,672            -              -             -         5,672
Proceeds from issuance
  of long-term debt              -            -          1,706             -         1,706
Payment of long-term debt        -         (190)             -             -          (190)
                          ________     ________       ________      ________      ________
Net cash provided by (used in)
  financing activities      27,895         (190)        20,336             -        48,041
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -            417             -           417
                          ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents               (6,880)         470          2,328             -        (4,082)
Cash and cash equivalents
  at beginning of period     9,072          149          6,542             -        15,763
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  2,192     $    619       $  8,870      $      -      $ 11,681

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                            For the Nine Months Ended September 30, 1996
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by (used
in) Operating Activities  $  4,727     $  1,457       $  2,802      $      -      $  8,986
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               -            -          1,800             -         1,800
Purchases of property,
  plant and equipment       (1,433)         (71)        (2,211)            -        (3,715)
Proceeds from sale of
  property, plant and
  equipment                    745            -             61             -           806
Dividends paid to parent     1,450       (1,250)          (200)            -             -
                          ________     ________       ________      ________      ________
Net cash provided by
  (used in) investing
  activities                   762       (1,321)          (550)            -        (1,109)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                5,402            -              -             -         5,402
Reduction of project
  financing obligations     (8,104)           -              -             -        (8,104)
Net decrease in other
  bank borrowings              (21)           -         (1,316)            -        (1,337)
Proceeds from issuance
  of long-term debt              -            -            849             -           849
                          ________     ________       ________      ________      ________
Net cash used in
  financing activities      (2,723)           -           (467)            -        (3,190)
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (257)            -          (257)
                          ________     ________       ________      ________      ________

Net increase (decrease)
  in cash and cash
  equivalents                2,766          136          1,528             -         4,430
Cash and cash equivalents
  at beginning of period     5,462          355          5,333             -        11,150
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  8,228     $    491       $  6,861      $      -      $ 15,580

8.   Inventories consist of the following:

                                     September 30,  December 31,
                                         1997          1996
                                         (Dollars in Thousands)

     Raw materials and parts           $ 14,971       $ 10,628
     Costs relating to
       uncompleted contracts              6,151          4,183
     Customers' advances offset
       against costs incurred on
       uncompleted contracts             (2,582)        (1,816)
     Work in process                     28,769         13,746
     Finished products (primarily
       replacement parts)                82,418         44,148


                                       $129,727       $ 70,889


     At September 30, 1997, the remaining estimated purchase accounting fair value adjustment included in inventory was $14,975,000.

9. Net earnings per share of common stock for the period September 24, 1997 to September 30, 1997 is not meaningful since only 1,000 shares are outstanding and all of these shares are owned by AIP. There were no dilutive potential common shares for the period.

     Net loss per share of common stock for the period July 1, 1997 to September 23, 1997 and for the period January 1, 1997 to September 23, 1997 are based on the weighted average number of common and common equivalent shares outstanding during the period. Restricted common stock was considered to be issued and outstanding and is included in the net earnings per share calculation using the treasury stock method. Net earnings per share of common stock for the quarter and nine months ended September 30, 1996 are based on the weighted average number of common shares outstanding since common stock equivalents were not significant.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". At December 31, 1997, the Company will adopt this statement for the periods ending September 23, 1997 and will restate prior period earnings per share as required. Adoption of this statement will not have a material impact on the Company's reported earnings (loss) per share for the periods ending September 23, 1997 and for the quarter and nine months ended September 30, 1996.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarters and nine months ended September 30, 1997 and 1996.

     On September 24, 1997, American Industrial Partners Acquisition Company, LLC ("AIP") completed their tender offer for all of the outstanding shares of common stock of the Company at a price of $18 per share. The Company is now wholly-owned by AIP. Also on September 24, 1997, the Company completed the private placement (the "Private Offering") of $150,000,000 aggregate principal amount of its 9.75% Senior Notes due 2007 (the "Senior Notes"). Following the Private Offering, the Company purchased and cancelled $63,963,000 of its 10.5% Secured Notes due December 14, 1999 (the "Secured Notes"), and issued a notice of redemption for the remaining $1,822,000 of Secured Notes.

     On August 26, 1997, the Company consummated the acquisition (the "Marion Acquisition") of certain assets and liabilities of The Marion Power Shovel Company, a subsidiary of Global Industrial Technologies, Inc.("Global"), and of certain subsidiaries and divisions of Global that represent Global's surface mining equipment business in Australia, Canada and South Africa (collectively referred to herein as "Marion"). The Company financed the Marion Acquisition and related expenses by utilizing an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997 with a portion of the proceeds from the Private Offering.

     In connection with these acquisitions, the assets and liabilities of the acquired companies have been restated to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1997 and December 31, 1996 were as follows:
                               September 30,  December 31,
                                   1997           1996
                                   (Dollars in Thousands)

     Working capital             $139,259       $ 78,814
     Current ratio               2.7 to 1       2.9 to 1

     The changes in working capital and current ratio are due to the acquisition of Marion and to the adjustment of assets and liabilities to fair value as a result of the acquisition of the Company by AIP.

     Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at September 30, 1997. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

     The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, inventory fair value adjustment charged to cost of products sold and nonrecurring items ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under its bank credit agreement (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings (Loss) Before Income Taxes to Adjusted EBITDA:

                         Successor                                   Predecessor
                                                            Quarter                   Nine Months
                       September 24-         July 1-         Ended      January 1-       Ended
                       September 30,      September 23,  September 30, September 23, September 30,
                           1997               1997           1996          1997          1996
                                                      (Dollars in Thousands)
Earnings (loss)
  before income taxes    $  1,870           $ (8,048)      $  2,041      $ (2,233)     $  4,275
Non-cash expenses:
  Depreciation                186                946            975         3,125         2,955
  Amortization                101                236            279           770           863
  Non-cash stock
    compensation                -                257            277           677           393
  Loss (gain) on sale
    of fixed assets            22               (271)            32          (275)          278
  Inventory fair value
    adjustment charged
    to cost of products
    sold                      300                283              -           283             -
  In kind interest on
    the Secured Notes           -                  -              -             -         3,767
  Cash interest expense       355              2,350          1,756        6,306          2,162
  Nonrecurring items (1)        -             10,051             -        10,051              -
                         ________           ________       ________      ________      ________

Adjusted EBITDA          $  2,834           $  5,804       $  5,360      $ 18,704      $ 14,693


(1) Nonrecurring items consist of $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIP and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion.

   On September 24, 1997, the Company entered into a new credit agreement with Bank One, Wisconsin ("Bank One"), which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility"), with a $25,000,000 sublimit for standby letters of credit. The issuance of standby letters of credit will reduce the amount available for direct borrowings under the Revolving Credit Facility. Availability under the Revolving Credit Facility is limited to a borrowing base formula based on receivables, inventory and machinery and equipment. The obligations of the Company under the Revolving Credit Facility are guaranteed by certain of its domestic subsidiaries and secured by substantially all of the assets of the Company, other than real property and assets of the foreign subsidiaries. Pricing on the Revolving Credit Facility is, at the option of the Company, (i) Bank One's base rate or Federal Funds Rate plus 0.5% per annum plus an applicable margin ranging from 0% to 0.5% dependent on the ratio of adjusted funded debt to EBITDA
(as defined), or (ii) LIBOR plus an applicable margin ranging from 1.5% to 2.75% dependent on the ratio of adjusted funded debt to EBITDA (as defined). Letters of credit will be priced at 50% of the applicable LIBOR interest rate margin for non-financial letters of credit and 100% of the applicable LIBOR interest rate margin in the case of financial letters of credit.

   The Revolving Credit Facility also contains covenants requiring the Company to maintain certain financial ratios and to maintain a minimum net worth.

   The agreements relating to the Senior Notes and the Revolving Credit Facility permit the existing outstanding project financing from lenders to manufacture mining machinery or other products pursuant to binding purchase contracts. Project financing borrowings are secured by the inventory being financed and any accounts receivable relating to such project. Project financing borrowings mature not later than the date of the final payment by the customer under the applicable purchase contract. At September 30, 1997, the Company had $8,102,000 of outstanding project financing borrowings. These borrowings are classified as Short-Term Obligations in the Consolidated Condensed Balance Sheets.

   The Company believes that current levels of cash and liquidity, together with funds generated by operations, funds available from the Revolving Credit Facility and other project financing arrangements will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the forseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   At September 30, 1997, the Company had approximately $4,442,000 of open capital appropriations. Included in this amount is the remaining $611,000 to be spent for a new service shop facility in Chile which is being financed primarily with a local bank in Chile. In addition, the Company has committed approximately $5,700,000 of a potential $20,000,000 machine shop tool modernization project. The initial machine tools have been leased and the remaining machine tools are expected to be financed or leased.

CAPITALIZATION

   The long-term debt to equity ratio at September 30, 1997 and December 31, 1996 was 1.3 to 1 and 1.8 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 1997 and December 31, 1996 was .5 to 1 and
 .6 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

RESULTS OF OPERATIONS

   The amounts presented below for the quarter and nine months ended
September 30, 1997 include amounts for the period September 24 to September 30, 1997 (Successor) and for the periods ended September 23, 1997 (Predecessor).

Net Sales

   Net sales for the quarter and nine months ended September 30, 1997 were $78,132,000 and $221,894,000, respectively, compared with $68,077,000 and
$198,897,000 for the quarter and nine months ended September 30, 1996, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 1997 were $54,619,000 and $143,233,000, respectively, which is an increase of 39.5% and 18.4% from the quarter and nine months ended September 30, 1996, respectively. The increase in repair parts and service net sales for the quarter and nine months ended September 30, 1997 was primarily due to increased sales at foreign locations. Machine sales for the quarter and nine months ended September 30, 1997 were $23,513,000 and $78,661,000, respectively, which is a decrease of 18.7% and an increase of .9% from the quarter and nine months ended September 30, 1996, respectively. The decrease in machine sales for the quarter ended September 30, 1997 was primarily in blast hole drills. There has been an overall decline in worldwide blast hole drill sales activity in 1997.

Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 1997 was $62,691,000 or 80.2% of net sales compared with $55,292,000 or 81.2% of net sales for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, cost of products sold was $178,952,000 or 80.6% of net sales compared with $162,315,000 or 81.6% of net sales for the nine months ended September 30, 1996. The increases in gross margin percentages for the quarter and nine months ended September 30, 1997 were primarily due to improved margins on machine sales.

Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1997 were $9,560,000 or 12.2% of net sales compared with $9,224,000 or 13.5% of net sales for the quarter ended
September 30, 1996. The amounts for the nine months ended September 30, 1997 and 1996 were $27,905,000 or 12.6% of net sales and $27,078,000 or 13.6% of net sales, respectively.

Interest Expense

   Interest expense for the quarter and nine months ended September 30, 1997 was $2,705,000 and $6,661,000, respectively, compared with $1,756,000 and $5,929,000 for the quarter and nine months ended September 30, 1996, respectively. The Company had the option of paying interest on the Secured Notes in cash at 10.5% or in kind (issuance of additional Secured Notes) at 13%. For the periods ended September 23, 1997, and for the quarter ended September 30, 1996, interest was accrued at 10.5% since the Company intended to pay this interest in cash. For the six months ended June 30, 1996, interest was accrued at 13% since the Company paid this interest in kind. Interest expense for the quarter and nine months ended September 30, 1997 also includes $385,000 for the Bridge Loan used to purchase Marion and $284,000 for the Senior Notes.

Nonrecurring Items

   Nonrecurring items consist of $6,690,000 of expense incurred to cash out the outstanding options to purchase shares of the Company's common stock and outstanding stock appreciation rights in connection with the acquisition of the Company by AIP, and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion. The Bridge Loan was subsequently refinanced on September 24, 1997.

Income Taxes

   For the period September 24, 1997 to September 30, 1997, income tax expense consists primarily of a non-cash income tax provision of $410,000 on United States taxable income at applicable statutory rates and foreign taxes at applicable statutory rates. The United States tax provision relates to tax benefits realized from reductions in the valuation allowance established as of September 24, 1997 (the date the Company was acquired by AIP). As a result, a corresponding $410,000 reduction of goodwill was recorded.

   For the periods ended September 23, 1997 and the quarter and nine months ended September 30, 1996, income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there was a loss for which no income tax benefit was recorded.

Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 1997 was $(7,028,000) and $(3,605,000), respectively, compared with net earnings of $1,495,000 and $2,405,000 for the quarter and nine months ended September 30, 1996, respectively. Included in the net loss for the quarter and nine months ended September 30, 1997 was $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIP and $3,361,000 of Bridge Loan fees.

Backlog and New Orders

   The Company's consolidated backlog at September 30, 1997 was $222,023,000 compared with $158,727,000 at December 31, 1996 and $173,243,000 at
September 30, 1996. Machine backlog at September 30, 1997 was $96,964,000, which is an increase of 97.8% from December 31, 1996 and an increase of 23.4% from September 30, 1996. The Company has executed a contract with an Australian mining company for the sale of a 2570WS walking dragline which is scheduled for completion by December 31, 1999. Included in backlog at September 30, 1997 was $55,398,000 related to this machine. Repair parts and service backlog at September 30, 1997 was $125,059,000, which is an increase of 14.0% from December 31, 1996 and an increase of 32.1% from September 30, 1996.

   New orders for the quarter and nine months ended September 30, 1997 were $84,389,000 and $285,191,000, respectively, which is an increase of 58.5% and a decrease of 3.0% from the quarter and nine months ended September 30, 1996, respectively. New machine orders for the quarter and nine months ended September 30, 1997 were $16,721,000 and $126,605,000, respectively, which is an increase of 15.3% and 39.6% from the quarter and nine months ended September 30, 1996, respectively. Included in new machine orders for the quarter and nine months ended September 30, 1997 was approximately $57,000,000 for the aforementioned 2570WS walking dragline. New machine orders for electric mining shovels for the nine months ended September 30, 1997 were even with last year while new machine orders for blast hole drills have decreased. There has been an overall decline in worldwide blast hole drill orders in 1997 which was anticipated as a result of lower demand from copper mines. New repair parts and service orders for the quarter and nine months ended September 30, 1997 were $67,668,000 and $158,586,000, respectively, which is an increase of 58.5% and a decrease of 3.0% from the quarter and nine months ended September 30, 1996, respectively. The increases in both new orders and backlog for repair parts and service orders were primarily due to the acquisition of Marion.

                                  PART II
                             OTHER INFORMATION


Item 1. Legal Proceedings.

        Joint Prosecution. The Company and its former affiliate Jackson National Life Insurance Company ("JNL") entered into a joint prosecution agreement (the "Joint Prosecution Agreement") dated as of August 21, 1997 relating to various claims the Company and JNL have or may have resulting from the Company's reorganization in 1994 under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Reorganization") against the law firm of Milbank, Tweed, Hadley & McCloy ("Milbank") for disgorgement of fees (the "Disgorgement Claim") and other claims (collectively, the "Milbank Claims"). All proceeds of the Milbank Claims will be allocated as follows: (i) first, to pay, or to reimburse the prior payment of, all bona fide third-party costs, expenses and liabilities incurred on or after September 1, 1997 in connection with prosecuting the Milbank Claims (the "Joint Prosecution") including, without limitation, the reasonable fees and disbursements of counsel and other professional advisors, which are to be advanced by JNL; (ii) the next $8.675 million of proceeds from the Milbank Claims, if any, will be paid to JNL, provided that the Company will retain 10% of the proceeds of the Disgorgement Claim, if any, and will direct payment to JNL of the balance of such proceeds; and (iii) all additional proceeds of the Milbank Claims will be divided equally between JNL and the Company. Notwithstanding the foregoing, the Company shall also receive the benefit of any reduction of any obligation it may have to pay Milbank's outstanding fees if any. JNL will indemnify the Company in respect of any liability resulting from the Joint Prosecution other than in respect of legal fees and expenses incurred prior to September 1, 1997. The Joint Prosecution may involve lengthy and complex litigation and there can be no assurance whether or when any recovery may be obtained or, if obtained, whether it will be in an amount sufficient to result in the Company receiving any portion thereof under the formula described above.

        Consistent with the Joint Prosection Agreement, on September 25, 1997, the Company and JNL commenced an action against Milbank (the "Milwaukee Action") in the Milwaukee County Circuit Court. The Company seeks damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL seeks damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. The Company and JNL seek to recover actual and punitive damages from Milbank. The Milwaukee Action may involve lengthy and complex litigation and there can be no assurance whether or when any recovery may be obtained or, if obtained, whether it will be in an amount sufficient to result in the Company receiving any portion thereof under the formula described above.

        On September 23, 1997, Minserco, Inc., one of the Guarantors, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the amount of $4.3 million, including attorney's fees and costs. Minserco strongly disputes the Findings of Fact and Conclusions of Law entered by the Texas Court and intends to seek a new trial and, if not successful to vigorously appeal the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, Bucyrus was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold Bucyrus liable for the damages awarded to West in the Minserco Litigation. The new complaint also seeks punitive damages in an unspecified amount. It is the view of management that the Company's ultimate liability, if any, in these actions is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

        The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by Bucyrus or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles ranging from $0.3 million to $3.0 million, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

        The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

Item 5. Other Events

        On October 27, 1997, the remaining $1,822,000 of the Company's 10.5% Secured Notes due December 14, 1999, were purchased and cancelled. No Secured Notes remain outstanding.

        On November 5, 1997, the Company's Board of Directors (the "Board") amended the Company's Bylaws to increase the number of directors to six and elected the following new directors to fill the vacancies created by such amendment: W. Richard Bingham, Robert L. Purdum and Theodore C. Rogers. Also on November 5, 1997, Willard R. Hildebrand, the Company's President and Chief Executive Officer, was elected to fill a vacancy on the Board created by the resignation of Kenneth A. Pereira, and Mr. Purdum was elected as the Chairman of the Board.

        The Company has commenced an offer (the "Exchange Offer") to holders of its Senior Notes to exchange Senior Notes for notes that have been registered with the Securities and Exchange Commission ("Exchange Notes") on a Form S-4 Registration Statement which became effective on November 12, 1997. The Exchange Offer expires on December 18, 1997.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits:

             See Exhibit Index on last page of this report, which is incorporated herein by reference.

        (b)  Reports on Form 8-K:

             1. Form 8-K dated August 1, 1997, filed August 4, 1997:

                Item 5.   Other Events

                Item 7.   Financial Statements and Exhibits

                Ex. 99.1 Press release announcing financial operating results for the quarter and six months ended June 30, 1997.

                Ex. 99.2 Press release announcing the execution of a definitive agreement for the acquisition by Registrant of certain assets and liabilities of The Marion Power Shovel Company and related businesses from Global Industrial Technologies, Inc.

                Ex. 99.3 Press release announcing the execution of a Letter of Intent with American Industrial Partners Capital Fund II, L.P. ("American Industrial Partners"), providing for the acquisition of Registrant by American Industrial Partners or one of its affiliates.

                Ex. 99.4 Letter of Intent dated July 30, 1997 between Registrant and American Industrial Partners providing for the acquisition of Registrant by American Industrial Partners or one of its affiliates.

             2. Form 8-K dated September 2, 1997, filed September 2, 1997:

                Item 2.   Acquisition of Assets

                Item 5.   Other Events

                Item 7.   Financial Statements and Exhibits

                Ex. 2.1 Asset Purchase Agreement dated July 21, 1997, by and among The Marion Power Shovel Company, Marion Power Shovel Pty. Ltd., Intool International B.V., Global-CIX Canada Inc., and Global Industrial Technologies, Inc. (Sellers) and Bucyrus International, Inc., Bucyrus (Australia) Proprietary Ltd., Bucyrus (Africa) (Proprietary) Limited, and Bucyrus Canada Limited (Buyers).

                Ex. 2.2 Agreement and Plan of Merger dated August 21, 1997, between Registrant, American Industrial Partners Acquisition Company, LLC and Bucyrus Acquisition Corp.

                Ex. 10.15 Letter Agreement dated July 30, 1997 between
                          Jefferies & Company, Inc. and Registrant.

                Ex. 10.22 Bridge Loan Agreement dated as of August 26, 1997 by and among PPM America Special Investments
                          Fund, L.P. as Agent and Lender and the other lenders party thereto, the Company, Bucyrus (Australia) Proprietary Ltd., and Bucyrus Canada Limited.

                Ex. 10.23 Letter of Intent dated July 30, 1997 between
                          Registrant and American Industrial Partners, providing for the acquisition of Registrant by American Industrial Partners or one of its affiliates.

                Ex. 10.24 Bridge Loan Commitment issued by PPM America
                          Special Investments Fund, L.P. as of April 14,
                          1997.

                Ex. 10.25 Extension Agreement dated June 30, 1997 by and
                          between PPM America Special Investments Fund, L.P. and Bucyrus International, Inc.

                Ex. 10.26 Amendment to Bridge Loan Commitment dated as of
                          August 20, 1997 by and between PPM America
                          Special Investments Fund, L.P. and Bucyrus
                          International, Inc.

                Ex. 10.27 Bridge Loan Agreement dated as of August 26, 1997 by and between PPM America Special Investments Fund, L.P., Bank of Montreal, Bucyrus (Australia) Proprietary Ltd., Bucyrus Canada Limited and Bucyrus International, Inc.

                Ex. 10.28 Joint Prosecution Agreement dated as of
                          August 21, 1997 by and between Jackson National Life Insurance Company and Bucyrus International, Inc.

                Ex. 10.29 Settlement Agreement dated as of August 21, 1997 by and between Jackson National Life Insurance Company and Bucyrus International, Inc.

                Ex. 99.1 Audited and unaudited combined financial statements of the Surface Mining and Equipment Business of Global Industrial Technologies, Inc.

                Ex. 99.2 Unaudited Pro Forma Combined Condensed Financial Statements of the Company for the year ended December 31, 1996, and the six months ended
                          June 30, 1997.

                Ex. 99.3 Excerpts from Registrant's Preliminary Confidential Offering Memorandum dated August 27, 1997 for use in connection with the Senior Notes offering under the captions "Summary of Offering Memorandum -- Sources and Uses of Funds," "Risk Factors" (except for certain Sections pertinent only to potential purchasers of Senior Notes), "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Business".

             3. Form 8-K dated September 24, 1997, filed September 25, 1997:

                Item 5.  Other Events

                Item 7.  Financial Statements and Exhibits

                Ex. 99.1 Press Release, dated September 24, 1997, issued
                         by Bucyrus International, Inc. announcing the private placement of $150,000,000 of 9-3/4% Senior Notes due 2007.

             4. Form 8-K dated September 24, 1997, filed October 10, 1997:

                Item 1.  Change in Control of Registrant

                Item 5.  Other Events

                Item 7.  Financial Statements and Exhibits

                Ex. 2.1 Agreement and Plan of Merger dated August 21, 1997 between Registrant, American Industrial Partners and Bucyrus Acquisition Corp.

                Ex. 2.2 Certificate of Merger dated September 26, 1997, issued by the Secretary of State of the State of Delaware.

                Ex. 3.1  Restated Certificate of Incorporation of
                         Registrant.

                Ex. 3.2  Bylaws of Registrant

                Ex. 10.1 Credit Agreement dated September 24, 1997 between
                         Bank One, Wisconsin and Registrant

                Ex. 99.1 Press Release dated September 24, 1997, issued by
                         Bucyrus International, Inc. announcing the private placement of $150,000,000 of 9-3/4% Senior Notes due 2007.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 19, 1997          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 19, 1997          /s/Willard R. Hildebrand
                                   Willard R. Hildebrand
                                   President and CEO

                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED SEPTEMBER 30, 1997

                                    Incorporated
Exhibit                              Herein By         Filed
Number     Description               Reference        Herewith

 2.1    Agreement and Plan of       Exhibit 1 to
        Merger dated August 21,     Registrant's
        1997, between Bucyrus       Tender Offer
        International, Inc.,        Solicitation/
        American Industrial         Recommendation
        Partners Acquisition        Statement on
        Company, LLC and            Schedule 14D-9
        Bucyrus Acquisition         filed with the
        Corp.                       Commission on
                                    August 26, 1997.

 2.2    Certificate of Merger       Exhibit 2.2 to
        dated September 26,         Registrant's
        1997, issued by the         Current Report
        Secretary of State          on Form 8-K
        of the State of             filed with the
        Delaware.                   Commission on
                                    October 10, 1997.

 2.3    Asset Purchase Agreement    Exhibit 2.3 to
        dated July 21, 1997, by     Registrant's
        and among The Marion        Amendment No. 1
        Power Shovel Company,       to Form S-4
        Marion Power Shovel Pty.    Registration
        Ltd., Intool Inter-         Statement, filed
        national B.V., Global-      with the Commission
        GIX Canada Inc., and        on November 12,
        Global Industrial           1997.
        Technologies, Inc.
        (Sellers) and Bucyrus
        International, Inc.,
        Bucyrus (Australia)
        Proprietary Ltd., Bucyrus
        (Africa) (Proprietary)
        Limited, and Bucyrus
        Canada Limited (Buyers).

        [OMITTED PROVISIONS
        SUBJECT TO CONFIDENTIAL
        TREATMENT BY ORDER OF
        THE SECURITIES AND
        EXCHANGE COMMISSION]

 2.4    Second Amended Joint        Exhibit 2.1 to
        Plan of Reorganization      Registrant's
        of B-E Holdings, Inc.       Current Report
        and Bucyrus-Erie            on Form 8-K
        Company under Chapter       filed with the
        11 of the Bankruptcy        Commission and
        Code as modified on         dated December 1,
        December 1, 1994,           1994.
        including exhibits.

 2.5    Order dated December 1,     Exhibit 2.2 to
        1994 of the U.S.            Registrant's
        Bankruptcy Court,           Current Report
        Eastern District of         on Form 8-K
        Wisconsin confirming        filed with the
        the Second Amended Joint    Commission and
        Plan of Reorganization      dated December 1,
        of B-E Holdings, Inc.       1994.
        and Bucyrus-Erie Company
        under Chapter 11 of the
        Bankruptcy Code, as
        modified on December 1,
        1994, including exhibits.

 3.1    Restated Certificate of     Exhibit 3.1 to
        Incorporation of            Registrant's
        Bucyrus International,      Current Report
        Inc.                        on Form 8-K
                                    filed with the
                                    Commission on
                                    October 10, 1997.

 3.2    Bylaws of Bucyrus
        International, Inc., as
        amended on November 5,
        1997.                                                X

 4.1    Indenture of Trust dated    Exhibit 4.1 to
        as of September 24, 1997    Registrant's
        among Bucyrus               Form S-4
        International, Inc.         Registration
        Boonville Mining            Statement,
        Services, Inc.,             filed with the
        Minserco, Inc., and         Commission on
        Von's Welding, Inc. and     November 3, 1997.
        Harris Trust and Savings
        Bank, Trustee.

 4.2    Form of Guarantee of        Exhibit 4.2 to
        Boonville Mining            Registrant's
        Services, Inc.,             Form S-4
        Minserco, Inc. and          Registration
        Von's Welding, Inc.         Statement,
        dated as of September 24,   filed with the
        1997 in favor of Harris     Commission on
        Trust and Savings Bank      November 3, 1997.
        as Trustee under the
        Indenture.

        [INCLUDED AS EXHIBIT E
        TO EXHIBIT 4.1 ABOVE]

 4.3    Form of Bucyrus             Exhibit 4.3 to
        International, Inc.'s       Registrant's
        9.75% Senior Note due       Form S-4
        2007 to be issued in        Registration
        the Exchange Offer          Statement,
        subject to the              filed with the
        Registration Statement      Commission on
        of Form S-4 filed with      November 3, 1997.
        the Commission on
        November 3, 1997 and
        declared effective on
        November 12, 1997.

        [INCLUDED AS EXHIBIT B
        TO EXHIBIT 4.1 ABOVE]

 4.4    Form of Bucyrus             Exhibit 4.4 to
        International, Inc.'s       Registrant's
        9.75% Senior Note due       Form S-4
        2007 issued as of           Registration
        September 24, 1997.         Statement,
                                    filed with the
        [INCLUDED AS EXHIBIT A      Commission on
        TO EXHIBIT 4.1 ABOVE]       November 3, 1997.

10.1    Credit Agreement dated      Exhibit 3.2 to
        September 24, 1997          Registrant's
        between Bank One,           Current Report
        Wisconsin and               on Form 8-K
        Bucyrus International,      filed with the
        Inc.                        Commission on
                                    October 10, 1997.

10.2    Management Services         Exhibit 10.2 to
        Agreement by and among      Registrant's
        Bucyrus International,      Form S-4
        Inc., Boonville Mining      Registration
        Services, Inc.,             Statement,
        Minserco, Inc. and          filed with the
        Von's Welding, Inc.         Commission on
        and American Industrial     November 3, 1997.
        Partners.

10.3    Registration Agreement      Exhibit 10.3 to
        dated September 24,         Registrant's
        1997 by and among           Form S-4
        Bucyrus International,      Registration
        Inc., Boonville Mining      Statement,
        Services, Inc.,             filed with the
        Minserco, Inc. and          Commission on
        Von's Welding, Inc.         November 3, 1997.
        and Salomon Brothers,
        Inc., Jefferies &
        Company, Inc. and
        Donaldson, Lufkin &
        Jenrette Securities
        Corporation.

10.4    Joint Prosecution           Exhibit 9 to
        Agreement dated as          Registrant's
        of August 21, 1997          Tender Offer
        by and among Bucyrus        Solicitation/
        International, Inc.         Recommendation
        and Jackson National        Statement on
        Life Insurance Company.     Schedule 14D-9
                                    filed with the
                                    Commission on
                                    August 26, 1997.

10.5    Settlement Agreement        Exhibit 10 to
        dated as of August 21,      Registrant's
        1997, by and between        Tender Offer
        Jackson National Life       Solicitation/
        Insurance Company and       Recommendation
        Bucyrus International,      Statement on
        Inc.                        Schedule 14D-9
                                    filed with the
                                    Commission on
                                    August 26, 1997.

10.6    Bridge Loan Agreement       Exhibit 5.4 to
        dated as of August 26,      Registrant's
        1997 by and among PPM       Tender Offer
        America Special             Solicitation/
        Investments Fund, L.P.,     Recommendation
        Bank of Montreal,           Statement on
        Bucyrus (Australia)         Schedule 14D-9
        Proprietary Ltd.,           filed with the
        Bucyrus Canada Limited      Commission on
        and Bucyrus                 August 26, 1997.
        International, Inc.

 27     Financial Data Schedule                            X
        (EDGAR filing only.)