Form 10-K
period 1997-12-31
BUCYRUS INTERNATIONAL INC
filed 1998-03-30
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1997

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

   As of March 25, 1998, 1,438,100 shares of common stock of the Registrant were issued and outstanding. Of the total outstanding shares of common stock on March 25, 1998, 1,430,300 were held of record by American Industrial Partners Acquisition Company, LLC, which may be deemed an affiliate of Bucyrus International, Inc. There is no established public trading market for such stock.

   Documents Incorporated by Reference.  None.





                                  PART I


ITEM 1. BUSINESS

   Bucyrus International, Inc. (the "Company"), formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880.

The AIP Merger

   On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with American Industrial Partners Acquisition Company, LLC ("AIPAC"), which is wholly-owned by American Industrial Partners Capital Fund II, L.P. ("AIP"), and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company (the "Common Stock") at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger and is currently wholly-owned by AIPAC.
The purchase of all of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

The Marion Acquisition

   On August 26, 1997, the Company consummated the acquisition (the "Marion Acquisition") of certain assets and liabilities of The Marion Power Shovel Company, a subsidiary of Global Industrial Technologies, Inc. ("Global"), and of certain subsidiaries and divisions of Global that represented Global's surface mining equipment business in Australia, Canada and South Africa (collectively referred to herein as "Marion"). The cash purchase price for Marion was $36,720,000, which includes acquisition expenses of $1,695,000.

The 1994 Reorganization

   The Company was a wholly-owned subsidiary of B-E Holdings, Inc. ("Holdings") until December 14, 1994 when Holdings was merged with and into the Company pursuant to the terms of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and Bucyrus-Erie Company under chapter 11 of the Bankruptcy Code, as modified December 1, 1994 (the "Amended Plan").

   On February 22, 1993, the Company and Holdings announced their intention to pursue a reorganization of their capital structures (the "Reorganization") and commenced negotiations for a prepackaged chapter 11 financial reorganization with certain of their secured and unsecured creditors, and on February 18, 1994, Holdings and the Company commenced voluntary petitions under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court"). On December 14, 1994 (the "Effective Date"), the Amended Plan became effective and the Company and Holdings consummated the Reorganization through the implementation of the Amended Plan. None of the Company's or Holdings' subsidiaries were involved in the bankruptcy proceedings. The Amended Plan provided for payment in full of the allowed claims of the Company's vendors, suppliers and other trade creditors. The claims of current and retired employees of the Company were not affected by the Amended Plan.

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

   On the Effective Date, Holdings merged with and into the Company pursuant to the Amended Plan and the Agreement and Plan of Merger dated as of December 14, 1994 between Holdings and the Company (the "Merger Agreement"). Pursuant to the Amended Plan and the Merger Agreement, the Company issued shares of Common Stock to holders of Holdings' and the Company's unsecured debt securities and Holdings' equity securities in exchange for such securities. Also on the Effective Date, the Company issued an aggregate principal amount of $52,072,000 of Secured Notes due December 14, 1999 (the "Secured Notes") in exchange for the Company's previously outstanding debt
obligations.   In 1996, 97.2% of the Secured Notes were purchased by Jackson
National Life Insurance Company ("JNL"), a former affiliate of the Company.

Industry Overview

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blast hole drills, which are used by customers who mine coal, iron ore, copper, phosphate, bauxite and other minerals throughout the world.

   The large-scale surface mining equipment manufactured and serviced by the Company is used primarily in coal, copper, and iron ore mines throughout the world. Growth in demand for these commodities is a function of population growth and continuing improvements in standards of living in many areas of the world. The market for new surface mining equipment is somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is more stable because these expensive, complex machines are typically kept in continuous operation for 15 to 30 years and require regular maintenance and repair throughout their productive lives.

   The largest markets for this mining equipment have been in Australia, Canada, China, India, Russia, South Africa, South America, and the United States. Together, these markets typically account for approximately 90% of all new machines sold, although in any given year markets in other countries may assume greater importance.

Markets Served

   The Company's products are used in a variety of different types of mining operations, including gold, phosphate, bauxite, and oil sands, as well as for land reclamation. The Company manufactures surface mining equipment primarily for large companies and quasi-governmental entities engaged in the mining of coal, iron ore, and copper throughout the world. Until the late 1980's, coal mining accounted for the largest percentage of industry demand for the Company's machines, and it continues to be one of the largest users of replacement parts and services. In recent years, however, copper and iron ore mining operations have accounted for an increasingly greater share of new machine sales. Nevertheless, while the copper and iron ore mining industries have accounted for the majority of new machine sales in recent years, the increasing worldwide demand for coal is expected to continue and the Company expects that coal mining will account for an increasing percentage of new machine sales over the next several years.

        Copper. From 1995 to 1996, copper consumption increased by 2.5% in the United States, with European countries such as France, Germany, Italy and Britain experiencing similar growth. This growth in demand was attributable to both general economic growth as well as increased use of copper in high-tech industrial production. Unusual trading activity led to a sharp decline in copper prices in mid-1996 from historically high levels; however, since then, copper prices recovered, but then declined in the fourth quarter of 1997 partially due to financial problems of countries in the Far East. According to Metal Bulletin Research, an industry periodical, copper consumption is expected to grow at approximately 2.5% in 1998.

        Iron Ore. Although iron ore demand decreased with the worldwide recession of 1992 and 1993, and Japanese and European iron ore buyers lowered ore contract prices significantly in 1992 and again in 1993, there was an increase in iron ore production in late 1994 that was sustained through 1995 when global consumption increased, creating additional demand for steel. In 1995, iron ore was the most widely traded non-energy commodity in both value and volume, and the iron ore market passed the one billion tons level, setting a new record for the worldwide industry. Prices for iron ore began to recover slightly in 1995 and 1996, climbing back to 1992 levels. In 1997, AME Mineral Economic analysts predicted that iron ore production will rise 10% by the year 2000.

        Coal. The demand for steam coal, which represents approximately 85% of total coal mining activity, is based largely on the demand for electric power and the price and availability of competing sources of energy such as oil, natural gas, and nuclear power. Initially, the 1973 Arab oil embargo resulted in an unprecedented increase in the demand for coal production, reflecting expectations that oil prices would continue to rise. Eventually the effects of a worldwide recession, escalating interest rates, energy conservation efforts, and an increase in the world's supply of oil resulted in a sharp drop in demand for coal. More recently, coal production in the United States has been impacted by the Clean Air Act, causing higher sulfur coal mines to be closed or to have outputs drastically curtailed. Many machines have been shut down and a few have been relocated to lower sulfur coal mines in eastern Appalachia and Wyoming's Powder River Basin where excess production capacity and stagnant demand have driven coal prices downward. Nevertheless, the increase in demand for coal in developing countries with rapidly growing populations, such as India and China, has stimulated coal mining production worldwide and is eventually expected to increase both domestic and foreign demand for excavation equipment. The Energy Information Administration is forecasting an increase in world energy demand and an increase in world coal consumption.

   The Company's excavation machines are used for land reclamation as well as for mining, which has a positive effect on the demand for its products and replacement parts and expands the Company's potential customer base. Current federal and state legislation regulating surface mining and reclamation may affect some of the Company's customers, principally with respect to the cost of complying with, and delays resulting from, reclamation and environmental requirements.

OEM Products

   The Company's line of original equipment manufactured products includes a full range of rotary blast hole drills, electric mining shovels, and draglines.

        Rotary Blast Hole Drills. Most surface mines require breakage or blasting of rock, overburden, or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blast hole drills are used to drill these holes, and are usually described in terms of the diameter of the hole they bore. The average life of a blast hole drill is 15 to 20 years.

        The Company offers a line of rotary blast hole drills ranging in hole diameter size from 9.0 inches to 17.5 inches and ranging in price from approximately $1,500,000 to $2,800,000 per drill, depending on machine size and variable features.

        In an effort to enhance drill sales and expand its market position, the Company introduced the Model 39R diesel hydraulic blast hole drill in 1996, the Company's third drill model and first diesel hydraulic blast hole drill. This innovative machine breaks new ground in maneuverability and the ability to drill in difficult terrain, as well as offering extraordinary drill productivity and functions unavailable in other manufacturers' models.

        Electric Mining Shovels. Mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels, electric and hydraulic. Electric mining shovels are able to handle larger shovels or "dippers", allowing them to load greater volumes of rock and minerals, while hydraulic shovels are smaller and more maneuverable. The Company manufactures only electric mining shovels. The average life of an electric mining shovel is 15 to 20 years.

        Shovels are characterized in terms of weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,000 tons and having dipper capacities from 12 to 80 cubic yards. Prices range from approximately $3,000,000 to approximately $9,000,000 per shovel.

        Draglines. Draglines are primarily used to remove overburden, which is the earth located over a coal or mineral deposit, by dragging a large bucket through the overburden, carrying it away and depositing it in a remote spoil pile. The Company's draglines weigh from 500 to 7,500 tons, and are typically described in terms of their "bucket size", which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $10,000,000 to over $60,000,000 per dragline. The average life of a dragline is 20 to 30 years.

        Draglines are the industry's largest and most expensive type of equipment, and while sales are sporadic, each dragline represents a significant sales opportunity.

Aftermarket Parts and Services

   The Company has a comprehensive aftermarket business that supplies replacement parts and services for the surface mining industry. Although the vast majority of the Company's sales of aftermarket parts and services has been in support of the large installed equipment base of Bucyrus machines worldwide, the Company also manufactures parts and provides services for other manufacturers' installed equipment. The Company's aftermarket services include maintenance and repair labor, technical advice, refurbishment, and relocation of older, installed machines, particularly draglines. The Company also provides engineering, manufacturing, and servicing for the consumable rigging products that attach to dragline buckets (such as dragline teeth and adapters, shrouds, dump blocks, and chains) and shovel dippers (such as dipper teeth, adapters, and heel bands).

   In general, the Company realizes higher margins on sales of parts and services than it does on sales of new machines. Moreover, because the expected life of large, complex mining machines ranges from 15 to 30 years, the Company's aftermarket business is inherently more stable and predictable than the fluctuating market for new machines. Over the life of a machine, net sales generated from aftermarket parts and services can exceed the original purchase price.

   A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Mauritius, and South Africa. The Company's two domestic subsidiaries, Minserco, Inc. ("Minserco") and Boonville Mining Services, Inc. ("BMSI"), provide repair and maintenance services throughout North America. Minserco, which maintains offices in Florida, Kentucky, Texas, and Wyoming, provides comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections, and machine moves. Minserco's services are provided almost exclusively to maintenance and repair of Bucyrus machines operating in North America. BMSI, located in Boonville, Indiana, manufactures replacement parts and provides repair and rebuild services both for Bucyrus machines and other manufacturers' equipment. The majority of BMSI's business is located in North America.

   To comply with the increasing aftermarket demands of larger mining customers, the Company offers comprehensive Maintenance and Repair Contracts ("MARCs"). Under these contracts, the Company provides all replacement parts, regular maintenance services, and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Chile and Argentina are the primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 1997 and 1995, one customer accounted for approximately 14% and 22%, respectively, of the Company's consolidated net sales. In 1996, a different customer accounted for approximately 14% of the Company's consolidated net sales.

Marketing, Distribution and Sales

   In the United States, new mining machinery is primarily sold directly by Company personnel, and to a lesser extent through a northern Minnesota distributor who supplies customers in the iron ore mining regions of the Upper Midwest. Outside of the United States, new equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Australia, Brazil, Canada, Chile, China, England, India, Mauritius, and South Africa. Aftermarket parts and services are primarily sold directly through the Company's foreign subsidiaries and offices and through the Company's domestic subsidiaries, Minserco and BMSI. The Company believes that marketing through its own global network of subsidiaries and offices offers better customer service and support by providing customers with direct access to the Company's technological and engineering expertise.

   With the exception of the MARC business, all the Company's sales are on a project-by-project basis. Typical payment terms for new equipment require a down payment, and invoicing is done on a percentage of completion basis such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 1997, price increases from inflation had a relatively minor impact on the Company's reported net sales.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located abroad. Over the past five years, over 70% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $235,750,000 in 1997, $191,888,000 in 1996 and $169,077,000 in 1995. Approximately $178,237,000 of
the Company's backlog of firm orders on December 31, 1997 represented orders for export sales compared with $133,115,000 on December 31, 1996 and $94,554,000 on December 31, 1995.

   The Company's largest foreign markets are in Australia, Chile, China, and South Africa. The Company also employs direct marketing strategies in developing markets such as Brazil, India, Indonesia, Jordan, Morocco, and Russia. In recent years, Australia and South Africa have emerged as strong producers of metallurgical coal, while Chile and South Africa have continued to be leading producers of other minerals, primarily copper and gold, respectively. The Company expects that India, Russia and China will become major coal producing regions in the future. In India, the world's second most populous country, the demand for coal as a major source of energy is expected to increase over the next several decades.

   New machine sales in foreign markets are supported by the Company's established network of foreign subsidiaries and overseas offices that directly market the Company's products and provide ongoing services and replacement parts for equipment installed abroad. The availability and convenience of the services provided through this worldwide network not only promotes high margin aftermarket sales of parts and services, but also gives the Company an advantage in securing new machine orders.

   The Company and its domestic subsidiaries normally price their products, including direct sales of new equipment to foreign customers, in U.S. dollars. Foreign subsidiaries normally procure and price aftermarket replacement parts and repair services in the local currency. Approximately 70% of the Company's net sales are priced in U.S. dollars. The value, in U.S. dollars, of the Company's investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. The Company does not normally enter into currency hedges, although it may do so with regard to certain individual contracts.

   Further information regarding foreign operations is included in ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Competition

   There are a limited number of manufacturers of new surface mining equipment. The Company is one of two manufacturers of electric mining shovels and draglines. The Company's only competitor in electric mining shovels and draglines is Harnischfeger Corporation, although electric mining shovels also compete against hydraulic shovels of which there are at least six other manufacturers. In rotary blast hole drills, the Company competes with at least three other manufacturers, including Harnischfeger Corporation. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms, and other commercial factors.

   For most owners of the Company's machines, the Company is the primary replacement source for large, heavily engineered, integral components; however, the Company encounters intense competition for sales of smaller, less sophisticated, consumable replacement parts and repair services in certain markets. The Company's competition in parts sales consists primarily of smaller independent firms called "will-fitters", that produce copies of the parts manufactured by the Company and other original equipment manufacturers. These copies are generally sold at lower prices than genuine parts produced by the manufacturer. Outside North America, customers mainly rely upon the Company's subsidiaries to provide aftermarket parts and services.

   The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company possesses clear non-price advantages over will-fitters. The Company's engineering and manufacturing technology and marketing expertise exceed that of its will-fit competitors, who are in many cases unable to duplicate the exact specifications of genuine Bucyrus parts. Moreover, use of parts not manufactured by the Company can void the warranty on a new Bucyrus machine, which generally runs for one year on new equipment, with certain components being warranted for longer periods.

Raw Materials and Supplies

   The Company purchases from outside vendors the semi- and fully-processed materials (principally structural steel, castings, and forgings) required for its manufacturing operations, and other items, such as electrical equipment, that are incorporated directly into the end product. The Company's foreign subsidiaries purchase components and manufacturing services both from local subcontractors and from the Company. Certain additional components are sometimes purchased from subcontractors, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content preferences or requirements exist, local subcontractors are used to manufacture a substantial portion of the components required in the Company's foreign manufacturing operations. Although the Company is not dependent upon any single supplier, there can be no assurance that the Company will continue to have an adequate supply of raw materials or components necessary to enable it to meet the demand for its products. Competitors are believed to be subject to similar conditions.

Manufacturing

   A substantial portion of the design, engineering, and manufacturing of the Company's machines is done at the Company's South Milwaukee, Wisconsin plant. The size and weight of these mining machines dictates that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of Company technicians. Planning and on-site coordination of machine assembly is a critical component of the Company's service to its customers. Moreover, to reduce lead time and assure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units for frequently utilized components of various types of equipment.

   The Company manufactures and sells replacement parts and components and provides comprehensive aftermarket service for its entire line of mining machinery. The Company's large installed base of surface mining machinery provides a steady stream of parts sales due to the long useful life of the Company's machines, averaging 20 to 30 years for draglines and 15 to 20 years for electric mining shovels and blast hole drills. Parts sales and aftermarket services comprise a substantial portion of the Company's net sales. The Company also provides aftermarket service for certain equipment of other original equipment manufacturers through BMSI.

   Although a majority of the Company's operating profits are derived from sales of parts and services, the long-term prospects of the Company depend upon maintaining a large installed equipment base worldwide. Therefore, the Company remains committed to improving the design and engineering of its existing line of machines, as well as developing new products. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involves a $20,000,000 investment in the latest technology in the machine tool industry. The program is aimed at reduced lead times, quicker turnaround, reduced in-process inventory, and overall cost reduction.

Backlog

   The backlog of firm orders for the Company was $216,021,000 at December 31, 1997 and $158,727,000 at December 31, 1996. Approximately 35% of the backlog at December 31, 1997 is not expected to be filled during 1998.

Inventories

   Inventories of the Company at December 31, 1997 were $115,015,000 compared with $70,889,000 at December 31, 1996. At December 31, 1997 and December 31, 1996, finished goods inventory (primarily replacement parts) totalling $76,996,000 and $44,148,000, respectively, were held to meet delivery requirements of customers. The increase in inventory primarily reflects the purchase of Marion during 1997.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures by the Company for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,384,000 in 1997, $6,930,000 in 1996 and $5,739,000 in 1995. All
engineering and product development costs are charged to Product Development Expense as incurred.

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

Employees

   At December 31, 1997, the Company employed 1,531 persons. The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the three-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2001 and August, 1998, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

ITEM 2. PROPERTIES

   The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin, and is owned by the Company. This plant comprises approximately 1,038,000 square feet of floor space. A portion of this facility houses the Company's corporate offices. The major buildings at this facility are constructed principally of structural steel, concrete, and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels, and blast hole drills, are well-maintained, in good condition, and in regular use.

   The Company leases a facility in Memphis, Tennessee, which has approximately 110,000 square feet of floor space and is used as a central parts warehouse. The current lease is for five years commencing in July 1996 and contains an option to renew for an additional five years.

   BMSI leases a facility in Boonville, Indiana which has approximately
60,000 square feet of floor space on a 5.84 acre parcel of land. The facility has the manufacturing capability of large machining, gear cutting, heavy fabricating, rebuilding, and stress relieving. The major manufacturing buildings are constructed principally of structural steel with metal siding.

   The Company also has administrative and sales offices and, in some instances, repair facilities and parts warehouses, at certain of its foreign locations, including Australia, Brazil, Canada, Chile, China, England, India, and South Africa.

ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Joint Prosecution

   The Company and JNL entered into a joint prosecution agreement (the
"Joint Prosecution Agreement") dated as of August 21, 1997 relating to various claims the Company and JNL have or may have resulting from the Reorganization against the law firm of Milbank, Tweed, Hadley & McCloy ("Milbank") for disgorgement of fees (the "Disgorgement Claim") and other claims (collectively, the "Milbank Claims"). All proceeds of the Milbank Claims will be allocated as follows: (i) first, to pay, or to reimburse the prior payment of, all bona fide third-party costs, expenses and liabilities incurred on or after September 1, 1997 in connection with prosecuting the Milbank Claims (the "Joint Prosecution") including, without limitation, the reasonable fees and disbursements of counsel and other professional advisors, which are to be advanced by JNL; (ii) the next $8,675,000 of proceeds from the Milbank Claims, if any, will be paid to JNL, provided that the Company will retain 10% of the proceeds of the Disgorgement Claim, if any, and will direct payment to JNL of the balance of such proceeds; and (iii) all additional proceeds of the Milbank Claims will be divided equally between JNL and the Company. Notwithstanding the foregoing, the Company shall also receive the benefit of any reduction of any obligation it may have to pay Milbank's outstanding fees, if any. JNL will indemnify the Company in respect of any liability resulting from the Joint Prosecution other than in respect of legal fees and expenses incurred prior to September 1, 1997. The Joint Prosecution may involve lengthy and complex litigation and there can be no assurance whether or when any recovery may be obtained or, if obtained, whether it will be in an amount sufficient to result in the Company receiving any portion thereof under the formula described above.

   Consistent with the Joint Prosecution Agreement, on September 25, 1997, the Company and JNL commenced an action against Milbank (the "Milwaukee Action") in the Milwaukee County Circuit Court. The Company seeks damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL seeks damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. The Company and JNL seek to recover actual and punitive damages from Milbank. The Milwaukee Action may involve lengthy and complex litigation and there can be no assurance whether or when any recovery may be obtained or, if obtained, whether it will be in an amount sufficient to result in the Company receiving any portion thereof under the formula described above.

   On December 18, 1997, the Bankruptcy Court approved a compromise among the Company, JNL, Milbank and the United States Trustee pursuant to which Milbank paid to the Company the sum of approximately $1,863,000, representing the full amount of fees and expenses paid by the Company to Milbank during the Reorganization. Pursuant to the Joint Prosecution Agreement, the Company paid 90% of this amount (approximately $1,677,000) to JNL. In return, the Company and JNL withdrew their motions seeking disgorgement of the funds paid to Milbank during the Reorganization. The Company retained all of its rights to pursue the Milwaukee Action and any other separate action.

Settlement of 503(b) Claim

   During the pendency of the Reorganization, JNL filed a claim (the "503(b) Claim") against the Company with the Bankruptcy Court for reimbursement of approximately $3,300,000 of professional fees and disbursements incurred in connection with the Reorganization pursuant to Section 503(b) of the Bankruptcy Code. By order dated June 3, 1996, the Bankruptcy Court awarded JNL the sum of $500. JNL appealed the decision to the United States District Court for the Eastern District of Wisconsin (the "District Court"). On June 26, 1997, the District Court denied the appeal as moot but returned the matter to the Bankruptcy Court for further proceedings with leave to appeal again after further determination by the Bankruptcy Court. On July 11, 1997, JNL moved the Bankruptcy Court for relief from the final judgment entered on the 503(b) Claim. Pursuant to a Settlement Agreement between the Company and JNL dated as of August 21, 1997, JNL settled and released the Company from the 503(b) Claim in consideration of a payment to JNL by the Company of $200,000, and the 503(b) claim was dismissed with prejudice on October 23, 1997.

West Machine and Tool Works

   On September 23, 1997, Minserco, a wholly-owned subsidiary of the Company, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputes the Findings of Fact and Conclusions of Law entered by the Texas Court and has appealed the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. The new complaint also seeks punitive damages in an unspecified amount. It is the view of management that the Company's ultimate liability, if any, in these actions is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

Product Liability

   The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business.
The Company has insurance covering most of said claims, subject to varying deductibles ranging from $300,000 to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

Environmental and Related Matters

   The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at Company facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, or more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

   Certain environmental laws, such as the Federal Comprehensive
Environmental Response, Compensation and Liability Act ("CERCLA"), provide for strict, joint and several liability for investigation and remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located.

   The Company was one of 53 entities named by the United States
Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named as a result of allegations that it disposed of foundry sand at the site in the 1970s. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled with both with respect to its liability for past costs. In addition, 37 PRPs, including the Company, have received Administrative Orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company is one of 18 parties responsible for a share of the estimated $7,000,000 in costs, which share is presently proposed as per capita but may be subject to reallocation before the conclusion of the case.

   In December 1990, the Wisconsin Department of Natural Resources ("DNR") conducted a pre-remedial screening site inspection on property owned by the Company located at 1100 Milwaukee Avenue in South Milwaukee, Wisconsin. Approximately 35 acres of this site were allegedly used as a landfill by the Company until approximately 1983. The Company disposed of certain manufacturing wastes at the site, primarily foundry sand. The DNR's Final Site Screening Report, dated April 16, 1993, summarized the results of additional investigation. A DNR Decision Memo, dated July 21, 1991, which was based upon the testing results contained in the Final Site Screening Report, recommended additional groundwater, surface water, sediment and soil sampling. To date, the Company is not aware of any initiative by the DNR to require any further action with respect to this site. Consequently, the Company has not regarded, and does not regard, this site as presenting a material contingent liability. There can be no assurance, however, that additional investigation by the DNR will not be conducted with respect to this site at some later date or that this site will not in the future require removal or remedial actions to be performed by the Company, the costs of which could be material, depending on the circumstances.

   Prior to 1985, a wholly-owned, indirect subsidiary of the Company provided comprehensive general liability insurance coverage for affiliate corporations. The subsidiary issued such policies for occurrences during the years 1974 to 1984, which policies could involve material liability. Claims have been made under certain of these policies for certain potential CERCLA liabilities of former subsidiaries of the Company. It is possible that other claims could be asserted in the future with respect to such policies. While the Company does not believe that liability under such policies will result in material costs, this cannot be guaranteed.

   Along with multiple other parties, the Company or its subsidiaries are currently PRP's under CERCLA and analogous state laws at three additional sites at which the Company and/or its subsidiaries (including the above referenced insurance subsidiary by insurance claim) may incur future costs. The Company believes that one of these cases has been settled. While CERCLA imposes joint and several liability on responsible parties, liability for each site is likely to be apportioned among the parties. The Company does not believe that its potential liability in connection with these sites or any other discussed above, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company cannot guarantee that it will not incur cleanup liability in the future with respect to sites formerly or presently owned or operated by the Company, or with respect to off-site locations, the costs of which could be material.

   While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its capital expenditures, earnings or competitive position.

   The Company has also been named as a defendant in eight pending premises liability asbestos cases which are proceeding in the state courts of Indiana and in federal court, and has been named as a defendant in one product liability asbestos case. In all these cases, insurance carriers have accepted the defense of such cases. These cases are in preliminary stages and while the Company does not believe that costs associated with these matters will be material, it cannot guarantee that this will be the case.

Other

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Substantially all of the Company's common stock is held by AIPAC and there is no established public trading market therefor. The Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

                     Successor (a)                   Predecessor (b)                              Predecessor(b)
                     September 24-   January 1-         Years Ended          December 14-     January 1-      Year Ended
                     December 31,   September 23,       December 31,         December 31,     December 13,   December 31,
                         1997           1997         1996          1995          1994             1994           1993
                                                        (Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements
 of Operations Data:
  Net sales            $ 95,212       $211,465     $263,786      $231,921      $  7,810          $186,174      $198,464
  Earnings (loss)
   before extra-
   ordinary gain
   and cumulative
   effects of changes
   in accounting
   principles          $ (7,158)      $ (4,874)    $  2,878      $(18,772)     $   (552)         $(22,833)     $(40,692)
  Earnings (loss)
   per share of
   common stock
   before extra-
   ordinary gain
   and cumulative
   effects of changes
   in accounting
   principles (c):
    Basic              $  (5.00)     $   (.48)      $    .28     $  (1.84)     $   (.05)         $  (2.46)     $  (4.56)
    Diluted            $  (5.00)     $   (.47)      $    .28     $  (1.84)     $   (.05)         $  (2.46)     $  (4.56)
  Adjusted EBITDA (d)  $  9,936      $ 18,704       $ 19,247     $  8,256      $    392          $ 12,883      $ 11,694
  Cash dividends per
   common share        $      -      $      -       $      -     $      -      $      -          $      -      $      -

Consolidated Balance
 Sheets Data:
  Total assets         $406,107           N/A       $172,895     $174,038      $179,873               N/A      $188,811
  Long-term debt       $174,612           N/A       $ 66,627     $ 58,021      $ 53,170               N/A      $    769(e)
  Redeemable
   preferred stock          N/A           N/A            N/A          N/A           N/A               N/A      $ 30,302

(a)     As a result of purchase accounting due to the acquisition of the Company by AIPAC on September 24, 1997, the
        financial statements of the Successor are not comparable to the financial statements of the Predecessor.
(b)     As a result of the Reorganization and implementation of fresh start reporting as of December 14, 1994, the effective date of the Amended Plan, the financial statements of the Company subsequent to this date are not comparable to the financial statements of the Predecessor prior to this date.
(c)     Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect a stock split on March 17, 1998.  See Note H to the Consolidated Financial Statements
        for further discussion of this change in the Company's capital structure.
(d)     Earnings before extraordinary gain, cumulative effects of changes in accounting principles, interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, nonrecurring items, restructuring expenses, reorganization items, and inventory fair value adjustment charged to cost of products sold.
(e)     Amounts are net of $201,979 at December 31, 1993 of long-term debt classified as a current liability.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section, as well as in ITEM 1 - BUSINESS and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

   On August 26, 1997, the Company consummated the Marion Acquisition. The Company financed the Marion Acquisition and related expenses by utilizing an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997 with a portion of the proceeds from the sale of the Private Notes (see below).

   On September 24, 1997, the Company completed the private placement of $150,000,000 aggregate principal amount of its 9-3/4% Senior Notes due 2007 (the "Private Notes") in a transaction under Rule 144A of the Securities Act of 1933, as amended (the "Act"). Following the completion of the sale of the Private Notes, the Company purchased and cancelled its Secured Notes at a cost of $67,414,000 including accrued interest, utilizing a portion of the proceeds from the sale of the Private Notes.

   On November 13, 1997, the Company commenced an Exchange Offer of up to $150,000,000 of its 9-3/4% Senior Notes due 2007 (the "Senior Notes") in exchange for a like amount of Private Notes. The Senior Notes were registered under the Act. The Exchange Offer expired at 5:00 p.m. New York time on December 18, 1997. The holders of 100% ($150,000,000) of Private Notes elected to exchange their Private Notes for Senior Notes prior to the expiration time. Accordingly, the Company has zero dollars ($0) principal amount of Private Notes issued and outstanding and $150,000,000 principal amount of Senior Notes issued and outstanding.

   In connection with the acquisition of the Company by AIPAC and the Marion Acquisition, the assets and liabilities of the acquired companies have been adjusted to their estimated fair values. Also, in connection with the Reorganization, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 1997, 1996 and 1995 were as follows:

                                1997         1996         1995
                                     (Dollars in Thousands)

Working capital               $120,883     $ 78,814     $ 65,330
Current ratio                 2.9 to 1     2.9 to 1     2.2 to 1

   The increase in working capital for the year ended December 31, 1997 was primarily due to the acquisition of Marion and to the adjustment of assets and liabilities to fair value as a result of the acquisition of the Company by AIPAC. The increase in working capital and the current ratio for the year ended December 31, 1996 was primarily due to a decrease in liabilities to customers on uncompleted contracts and warranties and a decrease in outstanding project financing borrowings.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at December 31, 1997. This collateral amount is classified as restricted funds on deposit in the Consolidated Balance Sheets.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, nonrecurring items, restructuring expenses, reorganization items and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum EBITDA levels as defined under the Revolving Credit Facility (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings
(Loss) Before Income Taxes to Adjusted EBITDA:

                 Successor                  Predecessor
                September 24-   January 1-
                December 31,   September 23,  Years Ended December 31,
                   1997           1997           1996           1995
                                (Dollars in Thousands)

Earnings (loss)
 before income
 taxes           $ (7,441)      $ (2,233)      $  4,636       $(16,258)
Nonrecurring
 items (1)              -         10,051              -              -
Restructuring
 expenses               -              -              -          2,577
Reorganization
 items                  -              -              -            919
Depreciation        2,678          3,125          3,882          3,671
Amortization        1,435            770          1,142          1,194
Non-cash stock
 compensation           -            677            668              -
(Gain) loss on
 sale of fixed
 assets                (3)          (275)           362           (166)
Inventory fair
 value adjustment
 charged to cost
 of products
 sold               8,350            283              -         10,065
Interest expense    4,917          6,306          8,557          6,254
                 ________       ________       ________       ________

Adjusted
 EBITDA (2)      $  9,936       $ 18,704       $ 19,247       $  8,256

   (1) Nonrecurring items consist of $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion. The loan fees were expensed when the Bridge Loan was repaid.

   (2) Adjusted EBITDA for the year ended December 31, 1995 is reduced by a charge of $4,416,000 to cost of products sold for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models.

   Revolving Credit Facility

   The Company entered into a new three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1997 were $22,215,000 at a weighted average interest rate of 8.7%. The issuance of standby letters of credit reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1997, there were $3,556,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by certain of the Company's domestic subsidiaries (the "Guarantors") who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1997 was $42,282,000.

   Senior Notes Indenture

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors, and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15, commencing on March 15, 1998.

   Certain Covenants

   Both the Revolving Credit Facility and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. Also, both the Revolving Credit Facility and the Senior Notes Indenture contain numerous covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   The Revolving Credit Facility also contains a number of financial covenants that require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined);
(ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth and other covenants which limit the ability of the Company and the Guarantors to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur contingent obligations; enter into joint ventures; enter into lease agreements; pay dividends and make other distributions; change its business; redeem the Senior Notes; and make capital expenditures.

   The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. In addition, the Senior Notes Indenture defines "EBITDA" differently than "EBITDA" under the Revolving Credit Facility.

   A failure to comply with the obligations contained in the Revolving Credit Facility or the Senior Notes Indenture could result in an Event of Default (as defined) under the Revolving Credit Facility or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions.

   The Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   Capital Resources

   At December 31, 1997, the Company had approximately $6,004,000 of open capital appropriations. Of this amount, approximately $3,409,000 relates to the installation of Marion equipment being transferred to the Company's South Milwaukee, Wisconsin manufacturing facility and to BMSI. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involves a $20,000,000 investment in the latest technology in the machine tool industry. The program is aimed at reduced lead times, quicker turnaround, reduced in-process inventory, and overall cost reduction. The Company has spent approximately $5,700,000 to date on this program with the remaining amount to be spent in the next several years.

Capitalization

   The long-term debt to equity ratio at December 31, 1997 and 1996 was
1.3 to 1 and 1.8 to 1, respectively. The long-term debt to total capitalization ratio at December 31, 1997 and 1996 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   The amounts presented below for 1997 include amounts for the period September 24 to December 31, 1997 (Successor) and for the period ended September 23, 1997 (Predecessor).

   Net Sales

   Net sales for 1997 were $306,677,000 compared with $263,786,000 for 1996.
Net sales of repair parts and services for 1997 were $198,252,000, which is an increase of 26.8% from 1996. The increase in repair parts and service net sales was primarily due to the acquisition of Marion as well as increased repair parts sales at foreign locations as a result of higher demand for replacement parts. Machine sales for 1997 were $108,425,000, which is an increase of 1.0% from 1996. Net sales of electric mining shovels increased 20.0%, while net sales of blast hole drills decreased 40.8% There was an overall decline in worldwide blast hole drill sales activity in 1997.

   Net sales for 1996 were $263,786,000 compared with $231,921,000 for 1995.
Net sales of repair parts and services for 1996 were $156,390,000, which was an increase of .6% from 1995. This increase consisted of an increase in sales at Minserco, a mining service subsidiary of the Company, offset by a decrease
in sales of repair parts, primarily at foreign locations.   Machine sales for
1996 were $107,396,000, which was an increase of 40.4% from 1995. The increase in machine sales was primarily due to increased electric mining shovel sales, primarily in copper markets.

   Cost of Products Sold

   Cost of products sold for 1997 was $256,744,000 or 83.7% of net sales compared with $215,126,000 or 81.6% of net sales for 1996 and $205,552,000 or
88.6% of net sales for 1995. Included in cost of products sold for 1997 and 1995 were charges of $8,633,000 and $10,065,000, respectively, as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory is sold. The fair value adjustment in 1997 was made as a result of the acquisition of the Company by AIPAC. The adjustment in 1995 was made in accordance with the principles of fresh start reporting adopted in 1994 upon the emergence of the Company from bankruptcy. Also included in cost of products sold for 1995 was a charge of $4,416,000 for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models. Excluding the effects of the inventory fair value adjustment and excess inventory charge, cost of products sold as a percentage of net sales for 1997, 1996 and 1995 was 80.9%, 81.6% and 82.4%, respectively. The increase in gross margin percentage was primarily due to improved margins on machine sales.

   Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for 1997 were $39,968,000 or 13.0% of net sales compared with $36,470,000 or 13.8% of net sales in 1996 and $34,172,000 or 14.7% of net sales in 1995.

   Interest Expense

   Interest expense for 1997 was $11,223,000 compared with $8,557,000 for 1996. Included in interest expense for 1997 is $4,022,000 related to the Senior Notes and $385,000 related to the Bridge Loan used to purchase Marion. The Company had the option of paying interest on the formerly outstanding Secured Notes in cash at 10.5% or in kind (issuance of additional Secured Notes) at 13%. For the period January 1 to September 23, 1997, interest was accrued at 10.5% since the Company paid this interest in cash. For 1996, interest was accrued at 13%. Following the completion of the sale of the Private Notes, the Company purchased and cancelled the Secured Notes.

   Interest expense for 1996 was $8,557,000 compared with $6,254,000 for 1995. The increase was primarily due to an increase in the interest rate on the Secured Notes from 10.5% to 13% effective December 14, 1995 for interest paid in kind in 1996. Also, interest on the Secured Notes was accrued on a higher principal balance in 1996 since all interest paid to date had been paid in kind.

   Nonrecurring Items

   Nonrecurring items in 1997 consist of $6,690,000 of expense incurred to cash out the outstanding options to purchase shares of the Company's common stock and outstanding stock appreciation rights in connection with the acquisition of the Company by AIPAC, and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to finance the Marion Acquisition. The Bridge Loan was subsequently repaid on September 24, 1997 and the loan fees were expensed.

   Restructuring Expenses

   Restructuring expenses of $2,577,000 in 1995 consist of employee severance expenses recorded to reflect the cost of reduced employment and the severance costs related to the resignation of three officers of the Company.

   Reorganization Items

   Reorganization items of $919,000 in 1995 represent legal and professional fees incurred as a result of the Company's efforts to reorganize under chapter 11 of the Bankruptcy Code.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   The net loss for 1997 was $12,032,000 compared with net earnings of $2,878,000 for 1996. Included in the net loss for 1997 was $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of Bridge Loan fees which were expensed when the Bridge Loan was repaid. Also included in the net loss for 1997 was $7,864,000 (net of income taxes) of the inventory fair value adjustment related to purchase accounting.

   Net earnings for 1996 was $2,878,000 compared with a net loss of $18,772,000 for 1995. During 1995, the Company undertook a restructuring of its corporate headquarters and foreign subsidiaries and completed an evaluation of its inventories and other items. The Company, in evaluating its inventory, determined that excess levels existed for certain older and discontinued machine models. Accordingly, a charge of $4,416,000 was made in 1995 for the eventual scrapping and disposal of this inventory. Severance costs of $2,577,000 were also recorded to reflect the cost of reduced employment at the corporate headquarters and foreign subsidiaries, and the resignation of three former officers. In addition, a $1,018,000 charge resulting from the reestimation of certain customer warranty reserves was recorded in 1995 and a $919,000 charge was made for reorganization items related to issues continuing from the bankruptcy proceedings. Net loss for 1995 also included $8,633,000 (net of income taxes) of the inventory fair value adjustment related to fresh start reporting.

   Backlog and New Orders

   The Company's consolidated backlog at December 31, 1997 was $216,021,000 compared with $158,727,000 at December 31, 1996 and $118,024,000 at
December 31, 1995. Machine backlog at December 31, 1997 was $97,155,000, which is an increase of 98.2% from December 31, 1996. The Company has executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion by December 31, 1999. Included in backlog at December 31, 1997 was $51,644,000 related to this machine. Repair parts and service backlog at December 31, 1997 was $118,866,000, which is an increase of 8.3% from December 31, 1996.

   New orders for 1997 were $363,971,000, which is an increase of 19.5% from 1996. New machine orders for 1997 were $156,560,000, which is an increase of 72.8% from 1996. Included in new machine orders for 1997 was approximately $57,000,000 for the aforementioned Model 2570WS dragline. New machine orders for electric mining shovels have increased while new machine orders for blast hole drills have decreased. There was an overall decline in worldwide blast hole drill orders in 1997 which was anticipated as a result of lower demand from copper mines. New repair parts and service orders for 1997 were $207,411,000, which is a decrease of 3.0% from 1996.

Market Risk

   The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates, and certain commodity prices.

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures.

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   The Company manages commodity price exposure primarily through contracts with its vendors.

   Based on the Company's overall interest rate, foreign currency exchange rate, and commodity price exposures at December 31, 1997, management of the Company believes that a short-term change in any of these exposures will not have a material effect on the Company's financial position or results of operations.

Year 2000 Issues

   The Company is in the process of implementing a plan to improve its existing computer system. While the primary purpose of the change is to improve the efficiency and effectiveness of the Company's system, year 2000 issues are also being addressed at this time. Implementation of the plan is expected to be completed by the first quarter of 1999, primarily through the redeployment of internal company staff. The Company has not finalized cost estimates relating to this project.

Translation of Brazil Financial Statements

   The Company has operations in Brazil, whose economy has been considered highly inflationary by management through December 31, 1997 for purposes of translating Brazilian financial statements from Brazilian Reals into U.S. dollars. Effective January 1, 1998, the Company no longer considers Brazil's economy to be highly inflationary. The effect of this change on the consolidated financial statements is not expected to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                                              Successor                      Predecessor
                                            September 24-   January 1-
                                            December 31,   September 23,     Years Ended December 31,
                                                1997           1997           1996           1995
REVENUES:
 Net sales                                    $ 95,212       $211,465       $263,786       $231,921
 Other income                                      346          1,289          1,003          1,295
                                              ________       ________       ________       ________

                                                95,558        212,754        264,789        233,216
                                              ________       ________       ________       ________
COSTS AND EXPENSES:
 Cost of products sold                          85,229        171,515        215,126        205,552
 Product development, selling, administrative
  and miscellaneous expenses                    12,853         27,115         36,470         34,172
 Interest expense                                4,917          6,306          8,557          6,254
 Nonrecurring items                                  -         10,051              -              -
 Restructuring expenses                              -              -              -          2,577
 Reorganization items                                -              -              -            919
                                              ________       ________       ________       ________

                                               102,999        214,987        260,153        249,474
                                              ________       ________       ________       ________

Earnings (loss) before income taxes             (7,441)        (2,233)         4,636        (16,258)

Income taxes                                      (283)         2,641          1,758          2,514
                                              ________       ________       ________       ________

Net earnings (loss)                           $ (7,158)      $ (4,874)      $  2,878       $(18,772)


Net earnings (loss) per share of common stock:

  Basic                                         $(5.00)        $ (.48)        $  .28         $(1.84)


  Diluted                                       $(5.00)        $ (.47)        $  .28         $(1.84)

                              See notes to consolidated financial statements.

                                        CONSOLIDATED BALANCE SHEETS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                                     December 31,                                          December 31,
                                1997          1996                                    1997          1996
                            (Successor)   (Predecessor)                            (Successor)   (Predecessor)
                                                         LIABILITIES AND COMMON
ASSETS                                                   SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                          CURRENT LIABILITIES:
 Cash and cash equivalents   $ 15,071       $ 15,763      Accounts payable and
 Receivables                   49,443         32,085       accrued expenses          $ 51,906        $ 33,765
 Inventories                  115,015         70,889      Liabilities to customers on
 Prepaid expenses and                                      uncompleted contracts and
  other current assets          4,496          2,504       warranties                   8,316           3,579
                                                          Income taxes                  2,070           1,469
                                                          Short-term obligations          583           3,186
                                                          Current maturities of long-
                                                           term debt                      267             428
                             ________       ________                                 ________        ________

    Total Current Assets      184,025        121,241        Total Current Liabilities  63,142          42,427

OTHER ASSETS:                                            LONG-TERM LIABILITIES:
 Restricted funds on                                      Deferred income taxes             2             148
  deposit                       1,056          1,079       Liabilities to customers
 Goodwill                      65,929              -        on uncompleted contracts
 Intangible assets - net       44,796          8,545        and warranties               3,850          3,277
 Other assets                  12,677          6,003       Postretirement benefits      14,665         11,064
                             ________       ________       Deferred expenses
                                                            and other                   17,583         11,891
                              124,458         15,627                                  ________       ________

PROPERTY, PLANT AND EQUIPMENT:                                                        36,100         26,380
 Land                           2,414          2,752     LONG-TERM DEBT, less
 Buildings and improvements     9,202          6,698      current maturities           174,612         66,627
 Machinery and equipment       87,723         33,959
 Less accumulated                                        COMMON SHAREHOLDERS'
  depreciation                 (1,715)        (7,382)     INVESTMENT:
                             ________       ________       Common stock - par value
                                                            $.01 per share,
                               97,624         36,027        authorized, issued
                                                            and outstanding 1,000
                                                            shares at December 31,
                                                            1997                             -              -
                                                           Common stock - par value
                                                            $.01 per share, issued
                                                            and outstanding
                                                            10,534,574 shares at
                                                            December 31, 1996                -            105
                                                           Additional paid-in
                                                            capital                    143,030         57,739
                                                           Unearned stock compensation                  -         (2,815)
                                                           Accumulated deficit          (7,158)       (16,446)
                                                           Cumulative translation
                                                            adjustment                  (3,619)        (1,122)
                                                                                      ________       ________

                                                                                       132,253         37,461
                             ________       ________                                  ________       ________

                             $406,107       $172,895                                  $406,107       $172,895



                              See notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT (DEFICIENCY IN ASSETS)
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)
                                          Additional     Unearned                    Cumulative
                              Common       Paid-In        Stock       Accumulated    Translation
                              Stock        Capital     Compensation     Deficit      Adjustment
Predecessor

Balance at January 1, 1995    $  102       $ 53,898      $      -       $   (552)      $    169

 Issuance of common stock
  (64,157 shares)                  -            361             -              -              -
 Net loss                          -              -             -        (18,772)             -
 Translation adjustments           -              -             -              -           (526)
                              ______       ________      ________       ________       ________

Balance at December 31, 1995     102         54,259             -        (19,324)          (357)

 Grants under stock
  compensation plans               3          3,480        (3,483)             -              -
 Amortization of unearned
  stock compensation               -              -           668              -              -
 Net earnings                      -              -             -          2,878              -
 Translation adjustments           -              -             -              -           (765)
                              ______       ________      ________       ________       ________

Balance at December 31, 1996     105         57,739        (2,815)       (16,446)        (1,122)

 Amortization of unearned
  stock compensation               -             -            677              -              -
 Net loss                          -             -              -         (4,874)             -
 Translation adjustments           -             -              -              -         (1,439)
                              ______      ________       ________       ________       ________

Balance at September 23, 1997    105        57,739         (2,138)       (21,320)        (2,561)

Successor

 Merger with Bucyrus
  Acquisition Corp.             (105)      (57,739)         2,138         21,320          2,561
 Capital contribution              -       143,030              -              -              -
 Net loss                          -             -              -         (7,158)             -
 Translation adjustments           -             -              -              -         (3,619)
                              ______      ________       ________       ________       ________

Balance at December 31, 1997  $    -      $143,030       $      -       $ (7,158)      $ (3,619)


                              See notes to consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)
                                              Successor                       Predecessor
                                            September 24-   January 1-
                                            December 31,   September 23,     Years Ended December 31,
                                                1997           1997           1996           1995
Cash Flows From Operating Activities
Net earnings (loss)                           $ (7,158)      $ (4,874)      $  2,878       $(18,772)
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in)
 operating activities:
  Inventory obsolescence provision                   -              -              -          4,416
  Depreciation                                   2,678          3,125          3,882          3,671
  Amortization                                   1,435            770          1,142          1,194
  Non-cash stock compensation expense                -            677            668              -
  Nonrecurring items                                 -         10,051              -              -
  In kind interest on the Secured Notes
   due December 14, 1999                             -              -          7,783          5,691
  (Gain) loss on sale of property, plant
   and equipment                                    (3)          (275)           362           (166)
  Changes in assets and liabilities, net of
   effects of acquisitions:
    Receivables                                 10,725        (19,534)         3,021         (9,651)
    Inventories                                 12,891        (11,100)         2,026          3,769
    Other current assets                         3,432         (1,434)        (1,114)           564
    Other assets                                  (405)          (385)        (1,145)          (578)
    Current liabilities other than income
     taxes, short-term obligations and
     current maturities of long-term debt       (6,237)        17,210         (5,332)         8,073
    Income taxes                                (1,097)         1,181         (1,991)           740
    Long-term liabilities other than
     deferred income taxes                        (456)        (2,012)        (2,093)        (1,035)
                                              ________       ________       ________       ________

Net cash provided by (used in)
operating activities                            15,805         (6,600)        10,087         (2,084)
                                              ________       ________       ________       ________
Cash Flows From Investing Activities
Payment to cash out stock options and
 stock appreciation rights                      (6,944)             -              -              -
Decrease in restricted funds on deposit             23              -          1,798            798
Purchases of property, plant and equipment      (2,859)        (4,331)        (4,996)        (3,006)
Proceeds from sale of property, plant
 and equipment                                     510          1,227          1,058            263
Acquisition of Bucyrus International, Inc.    (189,622)             -              -              -
Purchase of Von's Welding, Inc.,
 net of cash acquired                                -           (841)             -              -
Purchase of surface mining equipment
 business of Global Industrial
 Technologies, Inc.                                  -        (36,720)             -              -
Receivable from Global Industrial
 Technologies, Inc.                              5,275         (5,275)             -              -
                                              ________       ________       ________       ________

Net cash used in investing activities         (193,617)       (45,940)        (2,140)        (1,945)
                                              ________       ________       ________       ________
Cash Flows From Financing Activities
Proceeds from issuance of project
 financing obligations                               -          5,672          5,402          6,012
Reduction of project financing obligations      (8,102)             -         (8,104)        (7,117)
Net increase (decrease) in other bank
 borrowings                                     20,837            500         (1,350)           304
Payment of acquisition and
 refinancing expenses                          (13,426)        (1,476)             -              -
Payment of bridge loan fees                          -         (3,361)             -              -
(Payment of) proceeds from bridge loan         (45,000)        45,000              -              -
Capital contribution                           143,030              -              -              -
Proceeds from issuance of long-term debt       150,000          1,706            849              -
Payment of long-term debt                      (65,785)             -              -              -
                                              ________       ________       ________       ________

Net cash provided by (used in)
 financing activities                          181,554         48,041         (3,203)          (801)
                                              ________       ________       ________       ________

Effect of exchange rate changes on cash           (352)           417           (131)          (229)
                                              ________       ________       ________       ________
Net increase (decrease) in cash
 and cash equivalents                            3,390         (4,082)         4,613         (5,059)

Cash and cash equivalents at
 beginning of period                            11,681         15,763         11,150         16,209
                                              ________       ________       ________       ________

Cash and cash equivalents at end of period    $ 15,071       $ 11,681       $ 15,763       $ 11,150


Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
 Interest                                     $    662       $  4,046       $    491       $    289
 Income taxes - net of refunds                     587          1,218          3,246          1,270

Supplemental Schedule of Non-Cash Investing and Financing Activities

(A) In 1997, the Company purchased all of the common stock of Von's Welding, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                                               1997

       Fair value of assets acquired         $  1,979
       Cash paid                                 (908)
                                             ________

       Liabilities assumed                   $  1,071


(B) In 1997, the Company purchased certain assets and liabilities of the surface mining and equipment business of Global Industrial Technologies, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                                               1997

       Fair value of assets acquired         $ 47,969
       Cash paid                              (36,720)
                                             ________

       Liabilities assumed                   $ 11,249


(C) On June 27, 1995, the Company issued 64,157 shares of common stock as payment in full of $361 of liabilities for certain legal and professional fees incurred in connection with the Company's reorganization under chapter 11 of the Bankruptcy Code.


              See notes to consolidated financial statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bucyrus International, Inc. and Subsidiaries


NOTE A - ACQUISITIONS

       Acquisition by American Industrial Partners

       On August 21, 1997, Bucyrus International, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "AIP Agreement") with American Industrial Partners Acquisition Company, LLC ("AIPAC"), which is wholly-owned by American Industrial Partners Capital Fund II, L.P. ("AIP"), and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company (the "Common Stock") at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger and is currently wholly-owned by AIPAC. The purchase of all of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

       Approximately $189,622,000 was required to purchase all of the outstanding shares of the Company's common stock. BAC received $143,030,000 of the necessary funds to purchase the shares of the Company's common stock as an equity contribution from AIPAC. The remainder of the consideration required to consummate the AIP Tender Offer and pay related expenses was funded by a bridge loan from AIPAC to BAC, which was repaid in full on September 26, 1997.

       The AIP Agreement also provided that each outstanding option to purchase shares of the Company's common stock and each outstanding stock appreciation right granted under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Stock Option Plan"), the 1996 Employees' Stock Incentive Plan (the "1996 Employees' Plan) and any other stock-based incentive plan or arrangement of the Company, whether or not then exercisable or vested, would be cancelled (see Note H). In consideration of such cancellation, the holders of such options and stock appreciation rights received for each share subject to such option or stock appreciation right an amount in cash equal to the excess of the offer price of $18 per share over the per share exercise price of such option or the per share base price of such stock appreciation right, as applicable, multiplied by the number of shares subject to such option or stock appreciation right. Included in nonrecurring items in the Consolidated Statement of Operations is $6,690,000 of expense incurred to cash out the outstanding options and stock appreciation rights.

       The acquisition of the Company by AIPAC was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were adjusted to their estimated fair values. The preliminary allocation of the purchase price is as follows:

                                             (Dollars in Thousands)

          Working capital                          $ 133,625
          Property, plant and equipment               98,222
          Intangible assets (including
            goodwill of $66,521)                     111,910
          Other long-term assets and liabilities    (200,727)
                                                   ---------

          Total cash purchase price                $ 143,030


       Marion Acquisition

       On August 26, 1997, the Company consummated the acquisition (the "Marion Acquisition") of certain assets and liabilities of The Marion Power Shovel Company, a subsidiary of Global Industrial Technologies, Inc. ("Global"), and of certain subsidiaries and divisions of Global that represented Global's surface mining equipment business in Australia, Canada and South Africa (collectively referred to herein as "Marion"). The purchase price for Marion was $36,720,000, which includes acquisition expenses of $1,695,000. The net assets acquired and results of operations since the date of acquisition are included in the Company's consolidated financial statements.

       The Company financed the Marion Acquisition and related expenses by utilizing an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997 with a portion of the proceeds from the 9-3/4% Senior Notes due 2007 (see Note G). The Bridge Loan had an interest rate of 10.625% and the total interest expense incurred by the Company was $385,000. The Company incurred $3,361,000 of loan fees in connection with the Bridge Loan. The subsequent expensing of these fees when the Bridge Loan was repaid are included in nonrecurring items in the Consolidated Statement of Operations.

       The acquisition of Marion by the Company was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed by the Company were recorded at their estimated fair values. The cash purchase price of $36,720,000 has been allocated to working capital on a preliminary basis.

       The assets acquired and liabilities assumed in the Marion Acquisition were revalued in connection with the AIP Merger.

       Pro Forma Results of Operations

       The following unaudited pro forma results of operations assumes that the Company had been acquired by AIPAC and the Company acquired Marion on January 1, 1996. Such information reflects adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and the effects of adjustments made to the carrying value of certain assets and liabilities.

       The pro forma results for the year ended December 31, 1997 include Marion's historical results for the year ended December 31, 1997 and the pro forma results for the year ended December 31, 1996 include Marion's historical results for the year ended October 31, 1996.

                                       Year Ended December 31,
                                         1997           1996
                                       (Dollars in Thousands,
                                      Except Per Share Amounts)
                                             (Unaudited)

        Net sales                      $ 346,913      $ 373,411

        Net loss                          (9,656)       (18,797)

        Net loss per share of
          common stock                     (6.75)        (13.14)

       The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective on January 1, 1996 or of future operations of the Company.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

       Nature of Operations

       The Company is a Delaware corporation and a leading manufacturer of surface mining equipment, principally walking draglines, electric mining shovels and blast hole drills, and related replacement parts. Major markets for the surface mining industry are coal mining, copper and iron ore mining, and phosphate production.

       Basis of Presentation

       The Successor consolidated financial statements as of December 31, 1997 and for the period September 24, 1997 to December 31, 1997 were prepared under a new basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by AIPAC on September 24, 1997. The Predecessor consolidated financial statements for periods prior to September 24, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated financial statements of the Successor are not comparable to the Predecessor consolidated financial statements.

       The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

       Principles of Consolidation

       The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions, profits and accounts have been eliminated.

       Cash Equivalents

       All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. The carrying value of these investments approximates fair value.

       Restricted Funds on Deposit

       Restricted funds on deposit represent cash and temporary investments used to support the issuance of standby letters of credit and other obligations. The carrying value of these funds approximates fair value.

       Inventories

       In connection with the acquisition of the Company by AIPAC, inventories were adjusted to estimated fair value. Inventories are stated at lower of cost (first-in, first-out method) or market (replacement cost or estimated net realizable value). Advances from customers are netted against inventories to the extent of related accumulated costs. Advances in excess of related costs and earnings on uncompleted contracts are classified as a liability to customers.

       Goodwill and Intangible Assets

       Goodwill represents the excess of the purchase price paid by AIPAC for the outstanding shares of common stock of the Company over the fair value of the net assets of the Company on the date of acquisition and is being amortized on a straight-line basis over 30 years.

       Intangible assets were recorded at estimated fair value in connection with the acquisition of the Company by AIPAC. At December 31, 1997, intangible assets consist of engineering drawings, bill-of-material listings, software, trademarks and tradenames which are being amortized on a straight-line basis over 10 to 30 years. Intangible assets at December 31, 1996 consisted of engineering drawings and bill-of-material listings which were being amortized on a straight-line basis over 20 years. At December 31, 1997 and 1996, accumulated amortization for intangible assets was $628,000 and $975,000, respectively.

       Property, Plant and Equipment

       In connection with the acquisition of the Company by AIPAC, property, plant and equipment were adjusted to estimated fair value. Depreciation is provided over the estimated useful lives of respective assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Estimated useful lives used for financial reporting purposes range from ten to forty years for buildings and improvements and three to seventeen years for machinery and equipment.

       Foreign Currency Translation

       The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year.
       Adjustments resulting from this translation, except for one foreign subsidiary in Brazil which operates in a highly inflationary economy, are deferred and reflected as a separate component of Common Shareholders' Investment. For the one subsidiary in Brazil operating in a highly inflationary economy, adjustments resulting from the translation of financial statements are reflected in the Consolidated Statements of Operations. Effective January 1, 1998, the Company will no longer consider Brazil's economy to be highly inflationary. The effect of this change on the Company's consolidated financial statements is not expected to be material.

       Revenue Recognition

       Revenue from long-term sales contracts is recognized using the percentage-of-completion method. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $3,501,000 and $575,000 at December 31, 1997 and 1996,
       respectively.

NOTE C - RESTRUCTURING EXPENSES

       Restructuring expenses of $2,577,000 for the year ended December 31, 1995 consist of employee severance expenses recorded to reflect the cost of reduced employment and the severance costs related to the resignation of three officers of the Company.

NOTE D - RECEIVABLES

       Receivables at December 31, 1997 and 1996 include $6,186,000 and $6,830,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

       Current receivables are reduced by an allowance for losses of $734,000 and $539,000 at December 31, 1997 and 1996, respectively.

NOTE E - INVENTORIES

       Inventories consist of the following:

                                      1997           1996
                                      (Dollars in Thousands)

       Raw materials and parts      $ 14,896       $ 10,628
       Costs relating to
        uncompleted contracts          4,861          4,183
       Customers' advances offset
        against costs incurred on
        uncompleted contracts         (2,976)        (1,816)
       Work in process                21,238         13,746
       Finished products (primarily
        replacement parts)            76,996         44,148
                                    ________       ________

                                    $115,015       $ 70,889


       In connection with the acquisition of the Company by AIPAC, inventories were adjusted to estimated fair value. This adjustment is being charged to cost of products sold as the inventory is sold. At December 31, 1997, the remaining estimated fair value adjustment included in inventory was $6,925,000. The charge to cost of products sold for 1997 and 1995 was $8,633,000 and $10,065,000, respectively.

       During 1995, the Company completed an evaluation of its inventory and recorded a charge of $4,416,000 to cost of products sold for the scrapping and disposal of excess inventory which related to certain older and discontinued machine models.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following:

                                     1997           1996
                                      (Dollars in Thousands)

       Trade accounts payable      $ 24,364       $ 14,270
       Wages and salaries             6,261          5,495
       Interest                       4,308            165
       Service and erection           1,308          2,138
       Other                         15,665         11,697
                                   ________       ________

                                   $ 51,906       $ 33,765


NOTE G - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

       Long-term debt consists of the following:

                                       1997           1996
                                        (Dollars in Thousands)

       9-3/4% Senior Notes due 2007  $150,000       $      -
       Revolving credit facility       22,215              -
       Secured Notes due
        December 14, 1999                   -         65,785
       Bridge Loan Account at
        Bucyrus Europe at
        floating interest rate
        (8.625% at December 31,
        1996)                               -            428
       Construction Loans at
        Bucyrus Chile, Ltda.            2,664            842
                                     ________       ________

                                      174,879         67,055
       Less current maturities of
        long-term debt                   (267)          (428)
                                     ________       ________

                                     $174,612       $ 66,627


       The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, certain of its domestic subsidiaries (the "Guarantors"), and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15, commencing on March 15, 1998. The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) sell certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; and (viii) enter into certain mergers and consolidations. Such covenants are subject to important qualifications and limitations.

       Following the issuance of the Senior Notes, the Company purchased and cancelled its 10.5% Secured Notes due December 14, 1999 (the "Secured Notes").

       The Company also entered into a new three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1997 were $22,215,000 at a weighted average interest rate of 8.7%. The issuance of standby letters of credit reduce the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1997, there were $3,556,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and a minimum net worth. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and assets of foreign subsidiaries. The average borrowing under the Revolving Credit Facility during the period September 24, 1997 to December 31, 1997 was $28,512,000, the weighted average interest rate for this period was 8.7% and the maximum borrowing outstanding during the period was $36,350,000. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1997 was $42,282,000.

       Interest on the Secured Notes accrued at a rate of 10.5% per annum until December 14, 1995. Thereafter, interest accrued at a rate of 10.5% per annum if paid in cash, or 13.0% per annum if paid in kind. Interest expense was accrued at 10.5% for 1997 and 13% for 1996.

       Maturities of long-term debt are the following for each of the next five years:

                                     (Dollars in Thousands)

                    1998                    $   267
                    1999                        838
                    2000                     22,919
                    2001                        570
                    2002                        285

       As required under various agreements, Equipment Assurance Limited, an off-shore insurance subsidiary of the Company, has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at December 31, 1997 and December 31, 1996. This collateral amount is classified as restricted funds on deposit in the Consolidated Balance Sheets.

       During 1997, there were several trades of the Senior Notes, which are publicly held. Based on these trades, management believes that the carrying value of the Senior Notes approximates fair value.

NOTE H - COMMON SHAREHOLDERS' INVESTMENT

       In connection with the acquisition of the Company by AIPAC, all of the previously authorized shares of Common Stock were retired. The Company's new shareholders then authorized the issuance of 1,000 shares of $.01 par value common stock, all of which were owned by AIPAC at December 31, 1997.

       On March 17, 1998, the Company's Board of Directors authorized a stock split which increased the number of authorized shares of common stock of the Company to 1,600,000 shares. Simultaneous with this authorization, AIPAC cancelled 9.976% of its interest in its 1,000 shares of common stock of the Company and received 1,430,300 shares for their remaining interest (the "Stock Split"). Also on this date, certain members of management of the Company purchased 7,800 shares of common stock of the Company which increased the number of issued and outstanding common shares to 1,438,100. In addition, on March 17, 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan which authorizes the granting of stock options to key employees for up to a total of 150,400 shares of common stock of the Company. As of March 25, 1998, 113,850 of these stock options have been granted.

       In 1995, the Company's Board of Directors adopted the Directors' Stock Option Plan. As discussed in Note A, options granted under the Directors' Stock Option Plan were cancelled upon the acquisition of the Company by AIPAC. The Directors' Stock Option Plan had provided for the automatic grant of non-qualified stock options to non-employee members of the Board of Directors for up to 60,000 shares of Common Stock at an exercise price based on the last sale price of the Common Stock on the date of grant. The following summary shows activity and outstanding balances of options exercisable for shares of Common Stock under the Directors' Stock Option Plan:

                                       Options     Available For
                                     Outstanding   Future Grants

       At plan inception                     -         60,000
       Granted on February 16, 1995
        ($6.00 per share)                8,000         (8,000)
                                       _______        _______

       Balances at December 31, 1995     8,000         52,000
       Granted on February 8, 1996
        ($9.25 per share)                8,000         (8,000)
       Granted on March 11, 1996
        ($9.00 per share)                4,000         (4,000)
                                       _______        _______
       Balances at December 31, 1996
        ($6.00 - $9.25 per share)       20,000         40,000
       Granted on February 5, 1997
        ($7.50 per share)               12,000        (12,000)
       Granted on April 30, 1997
        ($9.375 per share)               2,000         (2,000)
       Cashed out pursuant to the
        acquisition of the Company
        by AIPAC                       (34,000)             -
       Cancelled pursuant to the
        acquisition of the Company
        by AIPAC                             -        (26,000)
                                       _______        _______

       Balances at December 31, 1997         -              -


       At December 31, 1996, all of the options outstanding were exercisable at a weighted average exercise price of $7.90 per share and had a weighted average remaining contractual life of 8.7 years. The weighted average exercise price of options granted in 1996 was $9.17 per share.

       In 1996, the Company's Board of Directors adopted the 1996 Employees' Plan. As discussed in Note A, options and stock appreciation rights granted under the 1996 Employees' Plan were cancelled upon the acquisition of the Company by AIPAC. The 1996 Employees' Plan authorized the granting to key employees of: (a) stock options, which may be either incentive stock options or non-qualified stock options, at an exercise price per share not less than 55% of the fair market value of the Common Stock on the date of grant; (b) stock appreciation rights at a grant price of not less than 100% of the fair market value of the Common Stock on the date of grant; (c) restricted stock; and (d) performance shares. The 1996 Employees' Plan provided that up to a total of 1,000,000 shares of Common Stock, subject to adjustment under plan provisions, would be available for the granting of awards thereunder.

       The following summary shows activity and outstanding balances of grants under the 1996 Employees' Plan:
                                                  Available For
                                      Granted     Future Grants

       At plan inception                    -       1,000,000
       Non-qualified stock options
        granted on March 11, 1996
        ($5.0875 per share)           200,000        (200,000)
       Restricted stock granted on
        March 11, 1996                300,000        (300,000)
       Non-qualified stock options
        granted on November 7, 1996
        ($8.75 per share)              30,000         (30,000)
       Stock appreciation rights
        granted on November 7, 1996
        ($8.75 per share)              50,000         (50,000)
                                      _______       _________

       Balances at December 31, 1996  580,000         420,000
       Non-qualified stock options
        granted on February 5, 1997
        ($7.50 per share)             323,000        (323,000)
       Options forfeited ($7.50
        per share)                    (11,000)         11,000
       Non-qualified stock options and
        stock appreciation rights
        cashed out pursuant to the
        acquisition of the Company
        by AIPAC                     (592,000)              -
       Lapse of restrictions on
        restricted stock              (33,333)              -
       Restricted stock purchased
        pursuant to the acquisition
        of the Company by AIPAC      (266,667)              -
       Cancelled pursuant to the
        acquisition of the Company
        by AIPAC                            -        (108,000)
                                      _______       _________

       Balances at December 31, 1997        -               -


       At December 31, 1996, options for 200,000 shares were exercisable at an exercise price of $5.0875 per share. The weighted average exercise price of the options granted in 1996 was $5.57 per share. The weighted average remaining contractual life of the options at December 31, 1996 was 9.3 years. The remaining contractual life of the stock appreciation rights at December 31, 1996 was 9.8 years.

       Certain grants under the 1996 Employees' Plan resulted in additional compensation expense to the Company. Compensation related to future periods was reported as an offset within Common Shareholders' Investment in the Consolidated Balance Sheets. Stock compensation expense recognized for the years ended December 31, 1997 and 1996 was $677,000 and $668,000, respectively.

       The Company accounted for the Directors' Stock Option Plan and the 1996 Employees' Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts:

                                             Predecessor
                                     January 1 -
                                    September 23,    Years Ended December 31,
                                        1997         1996                1995
                                           (Dollars in Thousands,
                                           Except Per Share Amounts)

Net earnings (loss):  As reported    $ (4,874)       $2,878          $(18,772)
                      Pro forma        (4,648)        2,688           (18,808)

Net earnings (loss)
 per share of common
 stock:

  Basic               As reported       (.48)           .28             (1.84)
                      Pro forma         (.45)           .26             (1.84)

  Diluted             As reported       (.47)           .28             (1.84)
                      Pro forma         (.45)           .26             (1.84)

       In 1997, the fair value of stock options granted under the Directors' Stock Option Plan and the 1996 Employees' Plan was equal to the cash paid for each outstanding stock option in the AIP Tender Offer.

       The weighted average grant-date fair value of stock options granted in 1996 and 1995 under the Directors' Stock Option Plan was $4.93 and $4.44 per option, respectively. The weighted average grant-date fair value of stock options granted under the 1996 Employees' Plan whose exercise price was less than market price of the Common Stock on the date of grant was $6.55 per option. The weighted average grant-date fair value of stock options granted under the 1996 Employees' Plan whose exercise price was equal to the market price of the Common Stock on the date of grant was $6.00 per option. The grant-date fair value of the restricted stock was $9.00 per share. The grant-date fair value of the stock appreciation rights was $6.00 per right. The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     Directors'               1996
                                  Stock Option Plan      Employees' Plan
                                   1996       1995            1996

       Risk-free interest rate     6.48%      6.41%            6.34%

       Expected dividend yield        0%         0%               0%

       Expected life             7 years    7 years        5.6 years

       Calculated volatility      67.07%     73.92%           66.10%

NOTE I - INCOME TAXES

       Deferred taxes are provided to reflect temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates and laws. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be realized.

       Earnings (loss) before income taxes consists of the following:

                   Successor                  Predecessor
                 September 24-   January 1-
                 December 31,   September 23,  Years Ended December 31,
                     1997          1997           1996          1995
                                 (Dollars in Thousands)

United States     $  (5,038)    $  (8,876)     $     232    $ (22,749)
Foreign              (2,403)        6,643          4,404        6,491
                  _________     _________      _________    _________

Total             $  (7,441)    $  (2,233)     $   4,636    $ (16,258)



       The provision for income tax expense (benefit) consists of the following:

                     Successor                    Predecessor
                   September 24-   January 1-
                   December 31,   September 23,   Years Ended December 31,
                       1997           1997          1996            1995
                                 (Dollars in Thousands)
Foreign income taxes:
 Current            $  (1,676)    $   2,697       $   1,902      $   4,080
 Deferred               1,343             6            (430)        (1,717)
                    _________     _________       _________      _________

 Total                   (333)        2,703           1,472          2,363
                    _________     _________       _________      _________
Other (state and
 local taxes):
  Current                  50           (62)            274            163
  Deferred                  -             -              12            (12)
                    _________     _________       _________      _________

  Total                    50           (62)            286            151
                    _________     _________       _________      _________
Total income tax
 expense (benefit)  $    (283)    $   2,641       $   1,758      $   2,514


       Total income tax expense (benefit) differs from amounts expected by applying the Federal statutory income tax rate to earnings (loss) before income taxes as set forth in the following table:

                             Successor                                                  Predecessor
                            September 24-          January 1-
                            December 31,          September 23,           Years Ended December 31,
                                1997                 1997                   1996                  1995
                            Tax                   Tax                   Tax                   Tax
                          Expense               Expense               Expense               Expense
                         (Benefit)  Percent    (Benefit)  Percent    (Benefit)  Percent    (Benefit)  Percent
                                                      (Dollars in Thousands)
Tax benefit at
 Federal statutory
 rate                    $ (2,604)   (35.0)%   $   (782)  (35.0)%    $  1,622   35.0%      $ (5,690)  (35.0)%
Valuation allowance
 adjustments                1,681     22.6        2,761   123.6           (81)  (1.7)         7,189    44.2
Impact of foreign
 subsidiary income,
 tax rates and tax
 credits                      425      5.7          616    27.6             7     .2            419     2.6
State income taxes
 net of Federal
 income tax benefit           (14)     (.2)         (11)    (.5)          136    2.9             27      .2
Nondeductible
 reorganization
 items                          -        -            -       -             -      -            322     2.0
Nondeductible
 goodwill
 amortization                 207      2.8            -       -             -       -             -       -
Other items                    22       .3           57     2.6            74     1.5           247     1.5
                         ________   ______     ________  ______      ________  ______      ________  ______
Total income
 tax expense (benefit)   $   (283)    (3.8)%   $  2,641   118.3%     $  1,758    37.9%     $  2,514    15.5%




       Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                                December 31,
                                           1997           1996
                                            (Dollars in Thousands)
       Deferred tax assets:
        Postretirement benefits         $    6,805     $    4,777
        Inventory valuation
         provisions                          1,836          3,978
        Accrued and other
         liabilities                         9,614          7,286
        Research and development
         expenditures                        8,436          8,711
        Tax loss carryforward               28,392         27,644
        Tax credit carryforward                479            479
        Other items                            314            524
                                        __________     __________

        Total deferred tax assets           55,876         53,399

       Deferred tax liabilities:
        Excess of book basis over
         tax basis of property,
         plant and equipment and
         intangible assets                 (43,682)        (9,008)
       Valuation allowance                 (11,033)       (41,637)
                                        __________     __________
       Net deferred tax asset
        recognized in the
        Consolidated
        Balance Sheets                  $    1,161     $    2,754


       The classification of the net deferred tax assets and liabilities is as follows:

                                                December 31,
                                           1997           1996
                                           (Dollars in Thousands)

       Current deferred tax asset       $    1,095     $      493
       Long-term deferred tax asset             96          2,439
       Current deferred tax liability          (28)           (30)
       Long-term deferred tax
        liability                               (2)          (148)
                                        __________     __________

       Net deferred tax asset           $    1,161     $    2,754


       Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In conjunction with the application of the purchase method of accounting for the acquisition of the Company by AIPAC, assets and liabilities were adjusted to estimated fair value for book purposes, but there were no changes in tax basis. As a result, deferred tax liabilities increased and the valuation allowance was decreased by $32,478,000 for the period January 1, 1997 through September 23, 1997. For the period September 24, 1997 through December 31, 1997, the valuation allowance increased by $1,874,000 to offset an increase in net deferred tax assets for which no tax benefit was recognized.

       As of December 31, 1997, the Company has available approximately $72,800,000 of federal net operating loss carryforwards ("NOL") from the years 1988 through 1997, expiring in the years 2003 through 2012, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by AIPAC and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 1998 is approximately $10,800,000.

       Additionally, the Company has available for federal income tax purposes approximately $479,000 of alternative minimum tax credit carryforward which carries forward indefinitely. However, because the credit arose prior to the effective date of the Amended Plan, it will be subject to the annual limitations discussed above and will not be usable until the year 2010.

       The Company also has a significant amount of state NOL's (which expire in the years 1998 through 2012) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $64,600,000.

       Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $21,600,000 at December 31, 1997. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE J - PENSION AND RETIREMENT PLANS

       The Company has several pension and retirement plans covering substantially all employees. The plan covering domestic salaried and certain non-union hourly employees provides pension benefits that are based on final average pay formulas. The funding policy for that plan is to contribute amounts at least equal to the minimum annual amount required by applicable regulations. Plans covering hourly and certain union members generally provide benefits of stated amounts for each year of service. Contributions to these plans are funded based on normal cost plus amortization of unfunded past service cost over 30 to 40 years. In addition, the Company has certain unfunded supplemental retirement plans for which benefits are payable out of the general funds of the Company.

       The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1997 and 1996:

                                    Status of All Plans
                               1997                     1996
                        Assets     Accumulated   Assets     Accumulated
                        Exceed      Benefits     Exceed      Benefits
                      Accumulated    Exceed    Accumulated    Exceed
                       Benefits      Assets     Benefits      Assets
                                     (Dollars in Thousands)
Actuarial present
 value of benefit
 obligations:
  Accumulated
   benefit
   obligation:
    Vested            $ (46,928)   $ (12,498)  $ (54,487)   $    (362)
    Non-vested           (4,539)        (985)     (4,357)           -
                      _________    _________   _________    _________
  Total accumulated
   benefit
   obligation         $ (51,467)   $ (13,483)  $ (58,844)   $    (362)


  Projected benefit
   obligation
   for services
   rendered to
   date               $ (51,467)   $ (20,537)  $ (66,760)   $    (478)
Plan assets at
 fair value,
 primarily listed
 stocks and
 corporate and U.S.
 government bonds        55,873       13,076      63,718            -
                      _________    _________   _________    _________
Projected benefit
 obligation less
 than (in excess
 of) plan assets          4,406       (7,461)     (3,042)        (478)
Unrecognized net
 loss                     1,152          840       2,219           14
                      _________    _________   _________    _________
Net pension asset
 (liability)
 recognized in the
 Consolidated
 Balance Sheets       $   5,558    $  (6,621)  $    (823)   $    (464)


       In connection with the acquisition of the Company by AIPAC, the net pension assets and liabilities were adjusted to reflect the difference between the projected benefit obligation and the plans' assets.

       The weighted average discount rate, rate of increase in future compensation levels, and expected long-term rate of return on assets used to develop the projected benefit obligation at December 31, 1997 were 7.25%, 4.5% and 9%, respectively. The corresponding rates used at December 31, 1996 were 7.5%, 4.5% and 9%, respectively. The change in the discount rate resulted in a $1,842,000 increase in the projected benefit obligation.

       The foreign subsidiaries do not have a material pension liability at December 31, 1997 and 1996.

       Net domestic periodic pension cost includes the following components:

                   Successor                 Predecessor
                 September 24-    January 1-
                 December 31,    September 23,   Years Ended December 31,
                      1997           1997          1996          1995
                                    (Dollars in Thousands)

Service cost       $    486        $  1,264      $  1,554      $  1,308
Interest cost         1,355           3,574         4,431         4,259
Actual return on
 plan assets         (1,599)         (8,101)       (7,697)      (10,483)
Net amortization
 and deferral             -           4,170         2,527         6,219
                   ________        ________      ________      ________
Net periodic
 pension cost      $    242        $    907      $    815     $  1,303


       The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $862,000 (including $626,000 for the Predecessor) in 1997, $801,000 in 1996 and $611,000
       in 1995.

NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company. The majority of the costs of such benefits are funded as they are incurred.

       The following table sets forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 1997 and 1996:

                                      1997           1996
                                        (Dollars in Thousands)
       Accumulated postretirement
        benefit obligation:
         Retirees                   $ (8,633)      $ (8,165)
         Fully eligible active
          plan participants           (1,042)          (746)
         Other active plan
          participants                (6,970)        (5,958)
                                    ________       ________

                                     (16,645)       (14,869)

       Unrecognized net loss             270          2,280
                                    ________       ________
       Accrued postretirement
        benefit cost recognized
        in the Consolidated
        Balance Sheets              $(16,375)      $(12,589)


       In connection with the acquisition of the Company by AIPAC, the liability for postretirement benefits other than pensions was adjusted to the accumulated postretirement benefit obligation.

       Net periodic postretirement benefit cost includes the following components:

                    Successor                     Predecessor
                  September 24-    January 1-
                  December 31,    September 23,   Years Ended December 31,
                      1997            1997          1996           1995
                                  (Dollars in Thousands)

Service cost        $    124       $    302       $    323       $    266
Interest cost            316            774          1,039          1,064
Amortization of loss       -             41              -              -
                    ________       ________       ________       ________
Net periodic post-
 retirement benefit
 cost               $    440       $  1,117       $  1,362       $  1,330


       The weighted average discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.25% and 7.5%, respectively. The decrease in the discount rate resulted in a $317,000 increase in the accumulated postretirement benefit obligation. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% at December 31, 1997, declining 1% each year thereafter to 5% in the year 2002 and beyond. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 1997 by $1,184,000 and would increase the net periodic postretirement benefit cost for 1997 by $137,000.

NOTE L - RESEARCH AND DEVELOPMENT

       Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,384,000 (including $5,043,000 for the Predecessor) in 1997, $6,930,000 in 1996 and $5,739,000 in 1995. All
       engineering and product development costs are charged to product development expense as incurred.

NOTE M - CALCULATION OF NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

       Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect the 1,430,300 shares now owned by AIPAC as a result of the Stock Split (see Note H).

       In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which simplified earnings per share computations, making them comparable with international reporting standards. SFAS 128 specifies the computation, presentation, and disclosure requirements for net earnings (loss) per share of common stock and replaces primary and fully diluted net earnings (loss) per share of common stock with basic and diluted net earnings (loss) per share of common stock. As a result, the Company's net earnings (loss) per share of common stock for the Predecessor were recalculated in accordance with SFAS 128. Basic net earnings per share of common stock were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share of common stock were calculated after giving effect to dilutive securities. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings (loss) per share of common stock calculations:

                           Successor                 Predecessor
                     September 24-    January 1-
                     December 31,    September 23,   Years Ended December 31,
                         1997            1997          1996           1995
                               (Dollars in Thousands,
                              Except Per Share Amounts)
Basic

 Net earnings (loss) $   (7,158)      $   (4,874)    $    2,878   $  (18,772)


 Weighted average
  shares outstanding 1,430,300        10,259,260     10,234,574    10,203,462


 Net earnings (loss)
  per share          $    (5.00)      $     (.48)    $      .28    $    (1.84)


Diluted

 Net earnings (loss) $   (7,158)      $   (4,874)    $    2,878    $  (18,772)


 Weighted average
  shares outstanding -
  basic              1,430,300        10,259,260     10,234,574    10,203,462

 Effect of dilutive
  securities -
  stock options,
  stock appreciation
  rights and
  restricted stock            -          174,840         28,070             -
                     __________       __________     __________    __________

 Weighted average
  shares outstanding -
  diluted             1,430,300       10,434,100     10,262,644    10,203,462


 Net earnings (loss)
  per share          $    (5.00)      $     (.47)    $      .28    $    (1.84)


NOTE N - FOREIGN OPERATIONS, EXPORT SALES AND SIGNIFICANT CUSTOMERS

       The Company designs, manufactures and sells products in a single industry segment, Energy and Industrial Products. Operations are conducted in the United States and through subsidiaries located throughout the world.

       Financial information by geographical area is summarized in the following table. Each geographic area represents the origin of the financial information presented. Transfers between geographic areas represent intercompany export sales of goods produced in the United States and are accounted for based on established sales prices between the related companies. In computing operating earnings for non-United States subsidiaries, no allocations of interest or income taxes have been made. Eliminations for operating earnings (loss) include elimination of general corporate expenses. Identifiable assets of subsidiaries are those related to the operations of those subsidiaries. United States assets consist of all other operating assets.

                              Transfers
                  Sales to     Between                 Operating
                Unaffiliated  Geographic     Total     Earnings   Identifiable
                 Customers      Areas      Net Sales    (Loss)       Assets
                             (Dollars in Thousands)
1997

 United States   $ 183,995    $  32,004    $ 215,999   $  (4,133)   $ 314,169
 South America      31,057            -       31,057        (764)      27,598
 Australia, Far
  East and South
  Africa            68,177            -       68,177       6,845       47,451
 Other Foreign      23,448          171       23,619       1,745       19,352
 Eliminations            -      (32,175)     (32,175)     (2,144)      (2,463)
                 _________    _________    _________   _________    _________

                 $ 306,677    $       -    $ 306,677   $   1,549    $ 406,107

1996

 United States   $ 175,675    $  24,451    $ 200,126   $   7,830    $ 118,375
 South America      27,602            -       27,602       2,270       19,358
 Australia, Far
  East and South
  Africa            40,896          134       41,030       4,190       22,135
 Other Foreign      19,613          (14)      19,599       1,126       15,556
 Eliminations            -      (24,571)     (24,571)     (2,223)      (2,529)
                 _________    _________    _________   _________    _________

                 $ 263,786    $       -    $ 263,786   $  13,193    $ 172,895

1995

 United States   $ 132,320    $  29,847    $ 162,167   $ (17,689)   $ 119,791
 South America      29,954            -       29,954       3,326       18,775
 Australia, Far
  East and South
  Africa            46,923            -       46,923       4,151       18,127
 Other Foreign      22,724          289       23,013       2,208       20,342
 Eliminations            -      (30,136)     (30,136)     (2,000)      (2,997)
                 _________    _________    _________   _________    _________

                 $ 231,921    $       -    $ 231,921   $ (10,004)   $ 174,038


       Export sales from United States operations, excluding sales to affiliates, amounted to $113,068,000 in 1997, $103,777,000 in 1996 and $69,476,000 in 1995.

       In 1997 and 1995, one customer accounted for approximately 14% and 22%, respectively, of the Company's consolidated net sales. In 1996, a different customer accounted for approximately 14% of the Company's consolidated net sales. The Company is not dependent upon any one customer.

NOTE O - COMMITMENTS, CONTINGENCIES AND CREDIT RISKS

       Joint Prosecution

       The Company and its former affiliate, Jackson National Life Insurance Company ("JNL"), entered into a joint prosecution agreement (the "Joint Prosecution Agreement") dated as of August 21, 1997 relating to various claims the Company and JNL have or may have resulting from the Company's reorganization in 1994 under Chapter 11 of the United States Bankruptcy Code (the "Reorganization") against the law firm of Milbank, Tweed, Hadley & McCloy ("Milbank") for disgorgement of fees (the "Disgorgement Claim") and other claims (collectively, the "Milbank Claims"). All proceeds of the Milbank Claims will be allocated as follows: (i) first, to pay, or to reimburse the prior payment of, all bona fide third-party costs, expenses and liabilities incurred on or after September 1, 1997 in connection with prosecuting the Milbank Claims (the "Joint Prosecution") including, without limitation, the reasonable fees and disbursements of counsel and other professional advisors, which are to be advanced by JNL; (ii) the next $8,675,000 of proceeds from the Milbank Claims, if any, will be paid to JNL, provided that the Company will retain 10% of the proceeds of the Disgorgement Claim, if any, and will direct payment to JNL of the balance of such proceeds; and (iii) all additional proceeds of the Milbank Claims will be divided equally between JNL and the Company. Notwithstanding the foregoing, the Company shall also receive the benefit of any reduction of any obligation it may have to pay Milbank's outstanding fees, if any. JNL will indemnify the Company in respect of any liability resulting from the Joint Prosecution other than in respect of legal fees and expenses incurred prior to September 1, 1997. The Joint Prosecution may involve lengthy and complex litigation and there can be no assurance whether or when any recovery may be obtained or, if obtained, whether it will be in an amount sufficient to result in the Company receiving any portion thereof under the formula described above.

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

       On December 18, 1997, the United States Bankruptcy Court approved a compromise among the Company, JNL, Milbank and the United States Trustee pursuant to which Milbank paid to the Company the sum of approximately $1,863,000, representing the full amount of fees and expenses paid by the Company to Milbank during the Reorganization. Pursuant to the Joint Prosecution Agreement, the Company paid 90% of this amount (approximately $1,677,000) to JNL. In return, the Company and JNL withdrew their motions seeking disgorgement of the funds paid to Milbank during the Reorganization. The Company retained all of its rights to pursue the Milwaukee Action and any other separate action.

       Settlement of 503(b) Claim

       During the pendency of the Reorganization, JNL filed a claim (the "503(b) Claim") against the Company with the United States Bankruptcy Court, Eastern District of Wisconsin (the "Bankruptcy Court") for reimbursement of approximately $3,300,000 of professional fees and disbursements incurred in connection with the Reorganization pursuant to Section 503(b) of the Bankruptcy Code. By order dated June 3, 1996, the Bankruptcy Court awarded JNL the sum of $500. JNL appealed the decision to the United States District Court for the Eastern District of Wisconsin (the "District Court"). On June 26, 1997, the District Court denied the appeal as moot but returned the matter to the Bankruptcy Court for further proceedings with leave to appeal again after further determination by the Bankruptcy Court. On
       July 11, 1997, JNL moved the Bankruptcy Court for relief from the final judgment entered on the 503(b) Claim. Pursuant to a Settlement Agreement between the Company and JNL dated as of August 21, 1997, JNL settled and released the Company from the 503(b) Claim in consideration of a payment to JNL by the Company of $200,000, and the 503(b) Claim was dismissed with prejudice on October 23, 1997.

       West Machine and Tool Works

       On September 23, 1997, Minserco, Inc., a wholly-owned subsidiary of the Company, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputes the Findings of Fact and Conclusions of Law entered by the Texas Court and has appealed the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. The new complaint also seeks punitive damages in an unspecified amount. It is the view of management that the Company's ultimate liability, if any, in these actions is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

       Environmental

       Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. These liabilities are included in the Consolidated Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the Consolidated Balance Sheets.

       Product Liability

       The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles ranging from $300,000 to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

       Other Litigation

       The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

       Commitments

       The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $7,240,000 (including $5,157,000 for the Predecessor) in 1997, $5,658,000 in 1996 and $5,351,000 in 1995. Future minimum annual payments under noncancellable agreements are as follows:

                                   (Dollars in Thousands)

               1998                        $ 5,704
               1999                          2,712
               2000                          1,898
               2001                          1,464
               2002                            982
               After 2002                    1,176

                                           $13,936


       Credit Risks

       A significant portion of the Company's consolidated net sales are to customers whose activities are related to the coal, copper and iron ore mining industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables may be affected by the mining industry economy and the economic conditions in the countries where the customers are located. However, the Company closely monitors extension of credit and has not experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Company generally requires collateral or guarantees on foreign sales to smaller companies.

NOTE P - QUARTERLY RESULTS - UNAUDITED

       Quarterly results are as follows:

                                 Quarters Ended at End of
                         March     June    September December
                                  (Dollars in Thousands,
                                 Except Per Share Amounts)

Net sales:
 1997 - Successor      $      -  $      -  $ 10,429  $ 84,783
 1997 - Predecessor      59,886    83,876    67,703         -
 1996 - Predecessor      61,456    69,364    68,077    64,889

Gross profit(1):
 1997 - Successor      $      -  $      -  $  2,992  $  6,991
 1997 - Predecessor      11,881    15,620    12,449         -
 1996 - Predecessor      11,793    12,004    12,785    12,078

Net earnings (loss)(1):
 1997 - Successor      $      -  $      -  $  1,269  $ (8,427)
 1997 - Predecessor(2)      915     2,508    (8,297)        -
 1996 - Predecessor         298       612     1,495       473

Basic net earnings (loss)
 per common share(1):
 1997 - Successor      $      -  $      -  $    .89  $  (5.89)
 1997 - Predecessor         .09       .24      (.81)        -
 1996 - Predecessor         .03       .06       .14       .05

Diluted net earnings (loss)
 per common share(1):
 1997 - Successor      $      -  $      -  $    .89  $  (5.89)
 1997 - Predecessor         .09       .24      (.78)        -
 1996 - Predecessor         .03       .06       .15       .05

Weighted average shares
 outstanding - basic
 (in thousands):
 1997 - Successor             -         -     1,430     1,430
 1997 - Predecessor      10,242    10,268    10,268         -
 1996 - Predecessor      10,235    10,235    10,235    10,235

Weighted average shares
 outstanding - diluted
 (in thousands):
 1997 - Successor             -         -     1,430     1,430
 1997 - Predecessor      10,283    10,407    10,623         -
 1996 - Predecessor      10,237    10,250    10,282    10,281

(1) Due to the acquisition of the Company by AIPAC, the results of the Successor are not comparable to the results of the Predecessor.

(2) Included in the net loss for the period ended September 23, 1997 were $10,051,000 of nonrecurring items. See Note A.

NOTE Q - SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

       The Company's payment obligations under the Senior Notes are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                 For the Period September 24, 1997 to December 31, 1997 - Successor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 64,060     $  8,047       $ 38,196      $(15,091)     $ 95,212
  Other income                 890            -            242          (786)          346
                          ________     ________       ________      ________      ________

                            64,950        8,047         38,438       (15,877)       95,558
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     58,115        7,057         35,530       (15,473)       85,229
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 7,759          621          4,473             -        12,853
  Interest expense           4,840           92            771          (786)        4,917
                          ________     ________       ________      ________      ________

                            70,714        7,770         40,774       (16,259)      102,999
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings (loss) of
  consolidated subsidiaries (5,764)         277         (2,336)          382        (7,441)
Income taxes (benefit)          73          111           (467)            -          (283)
                          ________     ________       ________      ________      ________

Earnings (loss) before equity
  in net earnings (loss) of
  consolidated subsidiaries (5,837)         166         (1,869)          382         (7,158)

Equity in net earnings
  (loss) of consolidated
  subsidiaries              (1,703)           -              -         1,703             -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (7,540)    $    166       $ (1,869)     $  2,085      $ (7,158)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                 For the Period January 1, 1997 to September 23, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $126,962     $ 23,836       $ 84,658      $(23,991)     $211,465
  Other income               1,696            1            274          (682)        1,289
                          ________     ________       ________      ________      ________

                           128,658       23,837         84,932       (24,673)      212,754
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold    107,735       20,240         67,278       (23,738)      171,515
  Product development,
    selling, administrative
    and miscellaneous
    expenses                16,190        1,871          9,024            30        27,115
  Interest expense           5,818          248            922          (682)        6,306
  Nonrecurring items        10,051            -              -             -        10,051
                          ________     ________       ________      ________      ________

                           139,794       22,359         77,224       (24,390)      214,987
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries             (11,136)       1,478          7,708          (283)       (2,233)
Income taxes (benefit)        (412)         576          2,477             -         2,641
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries             (10,724)         902          5,231          (283)       (4,874)

Equity in net earnings of
  consolidated subsidiaries  6,133            -              -        (6,133)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (4,591)    $    902       $  5,231      $ (6,416)     $ (4,874)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                         For the Year Ended December 31, 1996 - Predecessor
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $174,677     $ 32,235       $ 88,232      $(31,358)     $263,786
  Other income               1,531            1            582        (1,111)        1,003
                          ________     ________       ________      ________      ________

                           176,208       32,236         88,814       (32,469)      264,789
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold    149,383       27,308         70,133       (31,698)      215,126
  Product development,
    selling, administrative
    and miscellaneous
    expenses                21,220        1,967         13,266            17        36,470
  Interest expense           8,384          433            851        (1,111)        8,557
                          ________     ________       ________      ________      ________

                           178,987       29,708         84,250       (32,792)      260,153
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries              (2,779)       2,528          4,564           323         4,636
Income taxes (benefit)        (401)         985          1,174             -         1,758
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries              (2,378)       1,543          3,390           323         2,878

Equity in net earnings of
  consolidated
 subsidiaries                4,933            -              -        (4,933)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $  2,555     $  1,543       $  3,390      $ (4,610)     $  2,878


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                         For the Year Ended December 31, 1995 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $145,661     $ 20,809       $ 99,890      $(34,439)     $231,921
  Other income               1,424           23            836          (988)        1,295
                          ________     ________       ________      ________      ________

                           147,085       20,832        100,726       (35,427)      233,216
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold    140,666       18,980         79,986       (34,080)      205,552
  Product development,
    selling, administrative
    and miscellaneous
    expenses                18,536        2,757         12,809            70        34,172
  Interest expense           5,985          405            852          (988)        6,254
  Restructuring expenses     2,440           96             41             -         2,577
  Reorganization items         919            -              -             -           919
                          ________     ________       ________      ________      ________

                           168,546       22,238         93,688       (34,998)      249,474
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated
  subsidiaries             (21,461)      (1,406)         7,038          (429)      (16,258)
Income taxes (benefit)         999         (550)         2,065             -         2,514
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated
  subsidiaries             (22,460)        (856)         4,973          (429)      (18,772)

Equity in net earnings of
  consolidated
  subsidiaries               4,117            -              -        (4,117)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $(18,343)    $   (856)      $  4,973      $ (4,546)     $(18,772)


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                   December 31, 1997 - Successor
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash
    equivalents           $      -     $    103       $ 14,968      $      -      $ 15,071
  Receivables               27,583        3,695         18,856          (691)       49,443
  Intercompany
    receivables             53,751        1,763            847       (56,361)            -
  Inventories               67,958        1,890         46,888        (1,721)      115,015
  Prepaid expenses and
    other current assets       978          354          3,164             -         4,496
                          ________     ________       ________      ________      ________

    Total Current Assets   150,270        7,805         84,723       (58,773)      184,025

OTHER ASSETS:
  Restricted funds on
    deposit                      -            -          1,056             -         1,056
  Goodwill                  65,929            -              -             -        65,929
  Intangible assets - net   44,570          226              -             -        44,796
  Other assets              10,101           33          2,543             -        12,677
  Investment in
    subsidiaries            34,093            -              -       (34,093)            -
                          ________     ________       ________      ________      ________

                           154,693          259          3,599       (34,093)      124,458

PROPERTY, PLANT AND
 EQUIPMENT - net            83,218        3,563         10,843             -        97,624
                          ________     ________       ________      ________      ________

                          $388,181     $ 11,627       $ 99,165      $(92,866)     $406,107


                            Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                   December 31, 1997 - Successor
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 38,858     $  2,362       $ 10,550      $    136      $ 51,906
  Intercompany payables        105        6,042         49,055       (55,202)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           7,086           31          1,199             -         8,316
  Income taxes                 359           59          1,652             -         2,070
  Short-term obligations       409            -            174             -           583
  Current maturities of
   long-term debt                -            -            267             -           267
                          ________     ________       ________      ________      ________

  Total Current
   Liabilities              46,817        8,494         62,897       (55,066)       63,142

LONG-TERM LIABILITIES:
  Deferred income taxes          -            -              2             -             2
  Liabilities to customers
    on uncompleted contracts
    and warranties           3,270            -            580             -         3,850
  Postretirement benefits   14,099            -            566             -        14,665
  Deferred expenses
    and other               15,820          412          1,351             -        17,583
                          ________     ________       ________      ________      ________

                            33,189          412          2,499             -        36,100

LONG-TERM DEBT, less
  current maturities       172,215            -          2,397             -       174,612

COMMON SHAREHOLDERS'
  INVESTMENT               135,960        2,721         31,372       (37,800)      132,253
                          ________     ________       ________      ________      ________

                          $388,181     $ 11,627       $ 99,165      $(92,866)     $406,107


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                  December 31, 1996 - Predecessor
                                       (Dollars in Thousands)

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


                            Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                  December 31, 1996 - Predecessor
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 22,219     $  2,205       $  9,361      $    (20)     $ 33,765
  Intercompany payables        785        5,579         16,141       (22,505)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           2,101          197          1,281             -         3,579
  Income taxes                 357           63          1,049             -         1,469
  Short-term obligations     2,788            -            398             -         3,186
  Current maturities of
    long-term debt               -            -            428             -           428
                          ________     ________       ________      ________      ________

  Total Current
    Liabilities             28,250        8,044         28,658       (22,525)       42,427

LONG-TERM LIABILITIES:
  Deferred income taxes          -            -            148             -           148
  Liabilities to customers
    on uncompleted contracts
    and warranties           2,638            -            639             -         3,277
  Postretirement benefits   10,610            -            454             -        11,064
  Deferred expenses
    and other               10,937          233            721             -        11,891
                          ________     ________       ________      ________      ________

                            24,185          233          1,962             -        26,380

LONG-TERM DEBT, less
  current maturities        65,785            -            842             -        66,627

COMMON SHAREHOLDERS'
  INVESTMENT                40,860          (28)        30,797       (34,168)       37,461
                          ________     ________       ________      ________      ________

                          $159,080     $  8,249       $ 62,259      $(56,693)     $172,895


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                 For the Period September 24, 1997 to December 31, 1997 - Successor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by
Operating Activities      $  6,079     $    440       $  9,286      $      -      $ 15,805
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Payment to cash out stock
  options and stock
  appreciation rights       (6,944)           -              -             -        (6,944)
Decrease in restricted
  funds on deposit               -            -             23             -            23
Purchases of property,
  plant and equipment       (1,234)        (497)        (1,128)            -        (2,859)
Proceeds from sale of
  property, plant and
  equipment                    235            -            275             -           510
Acquisition of Bucyrus
  International, Inc.     (189,622)           -              -             -      (189,622)
Receivable from Global       6,346            -         (1,071)            -         5,275
                          ________     ________       ________      ________      ________
Net cash used in investing
  activities              (191,219)        (497)        (1,901)            -      (193,617)
                          ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Reduction of project
  financing obligations     (8,102)           -              -             -        (8,102)
Net increase (decrease)
  in other bank borrowings  22,231         (459)          (935)            -        20,837
Payment of acquisition
  and refinancing expenses (13,426)           -              -             -       (13,426)
Payment of bridge loan     (27,024)           -        (17,976)            -       (45,000)
Capital contribution       143,030            -              -             -       143,030
Proceeds from issuance of
  long-term debt           150,000            -              -             -       150,000
Payment of long-term debt  (65,785)           -              -             -       (65,785)
Change in intercompany
  accounts                 (17,976)           -         17,976             -             -
                          ________     ________       ________      ________      ________
Net cash provided by (used in)
  financing activities     182,948         (459)          (935)            -       181,554
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (352)            -          (352)
                          ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents               (2,192)        (516)         6,098             -         3,390
Cash and cash equivalents
  at beginning of period     2,192          619          8,870             -        11,681
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $      -     $    103       $ 14,968      $      -      $ 15,071



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                 For the Period January 1, 1997 to September 23, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by (Used
In) Operating Activities  $ (9,085)    $    804       $  1,681      $      -      $ (6,600)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment         (985)        (144)        (3,202)            -        (4,331)
Proceeds from sale of
  property, plant and
  equipment                      5            -          1,222             -         1,227
Purchase of Von's Welding,
  Inc., net of cash
  acquired                    (841)           -              -             -          (841)
Purchase of surface mining
  and equipment business
  of Global Industrial
  Technologies, Inc.       (15,827)           -        (20,893)            -       (36,720)
Receivable from Global      (6,346)           -          1,071             -        (5,275)
Change in intercompany
  accounts                  (1,846)           -          1,846             -             -
Dividends paid to parent       150            -           (150)            -             -
                          ________     ________       ________      ________      ________
Net cash used in investing
  activities               (25,690)        (144)       (20,106)            -       (45,940)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                5,672            -              -             -         5,672
Net increase in other
  bank borrowings               36         (190)           654             -           500
Payment of acquisition
  and refinancing expenses  (1,476)           -              -             -        (1,476)
Payment of bridge loan fees (3,361)           -              -             -        (3,361)
Proceeds from bridge loan   27,024            -         17,976             -        45,000
Proceeds from issuance
  of long-term debt              -            -          1,706             -         1,706
                          ________     ________       ________      ________      ________

Net cash provided by (used in)
  financing activities      27,895         (190)        20,336             -        48,041
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -            417             -           417
                          ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents               (6,880)         470          2,328             -        (4,082)
Cash and cash equivalents
  at beginning of period     9,072          149          6,542             -        15,763
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  2,192     $    619       $  8,870      $      -      $ 11,681


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                         For the Year Ended December 31, 1996 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided by
Operating Activities      $  5,839     $  1,140       $  3,108      $      -      $ 10,087
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               -            -          1,798             -         1,798
Purchases of property,
  plant and equipment       (1,929)         (96)        (2,971)            -        (4,996)
Proceeds from sale of
  property, plant and
  equipment                    855            -            203             -         1,058
Dividends paid to parent     1,550       (1,250)          (300)            -             -
                          ________     ________       ________      ________      ________
Net cash provided by
  (used in) investing
  activities                   476       (1,346)        (1,270)            -        (2,140)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                5,402            -              -             -         5,402
Reduction of project
  financing obligations     (8,104)           -              -             -        (8,104)
Net decrease in other
  bank borrowings               (3)           -         (1,347)            -        (1,350)
Proceeds from issuance
  of long-term debt              -            -            849             -           849
                          ________     ________       ________      ________      ________
Net cash used in
  financing activities      (2,705)           -           (498)            -        (3,203)
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (131)            -          (131)
                          ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                3,610         (206)         1,209             -         4,613
Cash and cash equivalents
  at beginning of period     5,462          355          5,333             -        11,150
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  9,072     $    149       $  6,542      $      -      $ 15,763


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                         For the Year Ended December 31, 1995 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Used In
Operating Activities      $   (929)    $ (1,084)      $    (71)     $      -      $ (2,084)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               -            -            798             -           798
Purchases of property,
  plant and equipment       (1,919)        (258)          (829)            -        (3,006)
Proceeds from sale of
  property, plant and
  equipment                     45            -            218             -           263
Dividends paid to parent     1,171            -         (1,171)            -             -
                          ________     ________       ________      ________      ________
Net cash used in
  investing activities        (703)        (258)          (984)            -        (1,945)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                6,012            -              -             -         6,012
Reduction of project
  financing obligations     (7,117)           -              -             -        (7,117)
Net (increase) decrease
  in other bank
  borrowings                   361            -            (57)            -           304
                          ________     ________       ________      ________      ________
Net cash used in
  financing activities        (744)           -            (57)            -          (801)
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (229)            -          (229)
                          ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents      (2,376)      (1,342)        (1,341)            -        (5,059)
Cash and cash equivalents
  at beginning of period     7,838        1,697          6,674             -        16,209
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  5,462     $    355       $  5,333      $      -      $ 11,150


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Shareholders of Bucyrus International, Inc.:


We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. (Delaware Corporation) as of December 31, 1997 and 1996 and the related consolidated statements of operations, common shareholders' investment and cash flows for the period from September 24, 1997 to December 31, 1997 and the period from January 1, 1997 to September 23, 1997 and the years ended December 31, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the period from September 24, 1997 to December 31, 1997 and the period from January 1, 1997 to September 23, 1997 and the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the period from September 24, 1997 to December 31, 1997 and the period from January 1, 1997 to September 23, 1997 and the years ended December 31, 1996 and 1995 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                   /s/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
January 30, 1998.
(except with respect to the matters discussed in Notes H
and M, as to which the date is March 17, 1998)


                             Bucyrus International, Inc. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts and Reserves
                    For the Periods Ended December 31, 1997 and September 23, 1997
                            and the Years Ended December 31, 1996 and 1995

                                                          Charges
                                           Balance At    (Credits)     (Charges)      Balance At
                                           Beginning      To Costs      Credits          End
                                           Of Period    And Expenses  To Reserves(1)  Of Period

Allowance for possible losses:

Successor

Period September 24, 1997 to
December 31, 1997:
  Notes and accounts receivable - current $    684,000  $    112,000  $    (62,000)  $   734,000

Predecessor

Period January 1, 1997 to
September 23, 1997:
  Notes and accounts receivable - current $    539,000  $     (8,000) $    153,000   $   684,000

Year ended December 31, 1996:
  Notes and accounts receivable - current $    667,000  $    (19,000) $   (109,000)  $   539,000

Year ended December 31, 1995:
  Notes and accounts receivable - current $    691,000  $     (4,000) $    (20,000)  $   667,000

(1) Includes uncollected receivables written off, net of recoveries, and translation adjustments at the foreign subsidiaries.  The period January 1, 1997 to September 23, 1997 includes
    $158,000 of allowance for possible losses acquired in connection with the Marion Acquisition.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors

        Directors of the Company are elected annually and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. The executive officers of the Company serve at the discretion of the Company's Board of Directors (the "Board").

        The following table sets forth, for each of the six directors of the Company, information regarding their names, ages, principal occupations, and other directorships in certain companies held by them, and their length of continuous service as a director of the Company. Except as otherwise noted, each director has engaged in the principal occupation or employment and has held the offices shown for more than the past five years. Unless otherwise indicated, each director listed above is a citizen of the United States and the address of such person is the Company's principal executive offices.
There are no family relationships among the directors and executive officers of the Company.

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    62        Mr. Bingham is a director, the
                                President, Treasurer, and Assistant
                                Secretary of American Industrial
                                Partners Corporation.  He co-founded
                                AIP Management Co. and has been a
                                director and officer of AIP Management
                                Co. since 1989.  Mr. Bingham is also a
                                director of RBX Corporation, Stanadyne,
                                Sunshine Materials Inc. and Sweetheart
                                Holdings Inc.  He formerly served on
                                the boards of Avis, Inc., ITT Life
                                Insurance Corporation and Valero Energy
                                Corporation.  Mr. Bingham has been a
                                director of the Company since September
                                1997.

Willard R. Hildebrand 58        Mr. Hildebrand has been the President
                                and Chief Executive Officer of the
                                Company since March 11, 1996.
                                Mr. Hildebrand was President and Chief
                                Executive Officer of Great Dane
                                Trailers, Inc. (a privately held
                                manufacturer of a variety of truck
                                trailers) from 1991 to 1996.  Prior to
                                1991, Mr. Hildebrand held a variety of
                                sales and marketing positions with
                                Fiat-Allis North America, Inc. and was
                                President and Chief Operating Officer
                                from 1985 to 1991.  Mr. Hildebrand has
                                been a director of the Company since
                                March 1996.

Kim A. Marvin         35        Mr. Marvin is a director, the Secretary
                                and a Vice President of American
                                Industrial Partners Acquisition
                                Company, LLC.  Mr. Marvin joined the
                                San Francisco office of American
                                Industrial Partners in 1997 from the
                                Mergers & Acquisitions Department of
                                Goldman, Sachs & Co. where he had been
                                employed since 1994.  Mr. Marvin has
                                been a director of the Company since
                                September 1997.

Robert L. Purdum      62        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Holophane Corporation, Berlitz
                                International, Inc., and Kettering
                                University.  Mr. Purdum has been a
                                director of the Company since November
                                1997.

Theodore C. Rogers    63        Mr. Rogers is a director, the Chairman
                                of the Board and the Secretary of
                                American Industrial Partners
                                Corporation.  He co-founded American
                                Industrial Partners and has been a
                                director and officer of the firm since
                                1989.  He is currently a director of
                                Easco Corporation, RBX Corporation,
                                Stanadyne, Sunshine Materials Inc. and
                                Sweetheart Holdings Inc.  Mr. Rogers
                                has been a director of the Company
                                since November 1997.

Lawrence W. Ward, Jr. 45        Mr. Ward is a director and the
                                President of American Industrial
                                Partners Acquisition Company, LLC.
                                Mr. Ward has been an employee of
                                American Industrial Partners since
                                1992.  From 1989 to 1992, he was Vice
                                President and Chief Financial Officer
                                of Plantronics, Inc., a
                                telecommunications equipment company.
                                Mr. Ward is currently a director of
                                Easco Corporation, Day International
                                Group and RBX Corporation.  Mr. Ward
                                has been a director of the Company
                                since September 1997.

Mr. Kenneth A. Pereira served as a director of the Company from September 26, 1997 through November 5, 1997.

Executive Officers

        Set forth below are the names, ages and present occupations of all executive officers of the Company. Executive officers named therein are elected annually and serve at the pleasure of the Board. Mr. Hildebrand is employed under an employment agreement, the initial term of which expires on March 11, 2000, when it automatically renews for additional one-year terms subject to the provisions of the agreement. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment Agreements.
Messrs. Mackus, Phillips, Smoke, and Sullivan are each employed under one-year employment agreements which automatically renew for additional one-year terms subject to the provisions thereof.

                                                           Employed by
                                                           the Company
   Name               Age, Position, and Background           Since

Willard R. Hildebrand Mr. Hildebrand, age 58, has served      1996
                      as President and Chief Executive
                      Officer since he joined the Company
                      in March 1996.  Biographical
                      information for Mr. Hildebrand
                      is set forth above under "Directors".

John F. Bosbous       Mr. Bosbous, age 45, has served as      1984
                      Treasurer since March 1998.
                      Mr. Bosbous was Assistant Treasurer
                      from 1988 to 1998, and Assistant to
                      the Treasurer from August 1984 to
                      February 1998.

Frank P. Bruno        Mr. Bruno, age 61, has served as        1997
                      Vice President - Human Resources
                      since December 1, 1997.  Mr. Bruno
                      was a consultant to the Company
                      from 1996 to 1997.  From 1984 to 1995,
                      Mr. Bruno held various positions in
                      Human Resources and Administration
                      with Eagle Industries, Inc.

Craig R. Mackus       Mr. Mackus, age 46, has served as       1974
                      Secretary since May 1996 and as
                      Controller since February 1988.
                      Mr. Mackus was Division Controller
                      and Assistant Corporate Controller
                      from 1985 to 1988, Manager of
                      Corporate Accounting from 1981
                      to 1982 and 1984 to 1985, and
                      Assistant Corporate Controller of
                      Western Gear Corporation from
                      1982 to 1984.

Michael G. Onsager    Mr. Onsager, age 43, has served as      1976
                      Vice President - Engineering since
                      September 1996.  He was Chief
                      Engineer - Advanced Technology
                      Development from 1995 to September
                      1996, Assistant Chief Engineer from
                      1990 to 1993 and 1994 to 1995, and
                      Parts Product Manager from 1993 to
                      1994.

Thomas B. Phillips    Mr. Phillips, age 52, has served as     1970
                      Vice President - Materials since
                      March 1996.  He was Director of
                      Materials from 1986 to 1996,
                      Manufacturing Manager from June 1986
                      to October 1986, and Materials
                      Manager from 1983 to 1986.

Daniel J. Smoke       Mr. Smoke, age 48, has served as Vice   1996
                      President and Chief Financial Officer
                      since he joined the Company in
                      November 1996.  Mr. Smoke was Vice
                      President Finance and Chief Financial
                      Officer of Folger Adam Company from
                      1995 to 1996.  From 1994 to 1995,
                      Mr. Smoke was self-employed.  From 1986
                      to 1994, Mr. Smoke held a variety of
                      financial and operating positions with
                      Eagle Industries, Inc.

Timothy W. Sullivan   Mr. Sullivan, age 44, has served as     1976
                      Vice President - Marketing since
                      April 1995.  He was the Director of
                      Business Development in 1994,
                      Director of Parts Sales and Subsidiary
                      Operations from 1990 to 1994, and
                      Product Manager of Electric Mining
                      Shovels and International Sales from
                      1986 to 1990.

Section 16 Beneficial Ownership Reporting Compliance

        Prior to the AIP Merger, the Company was subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, which required the Company's directors and executive officers, and persons who owned more than 10% of a registered class of the Company's equity security, to file with the Securities and Exchange Commission ("SEC") and with The Nasdaq Stock Market reports of ownership and changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders were required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on review of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the 1997 fiscal year, all filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with except two reports on Form 5, each covering one transaction, which were filed late by Mr. Victor and Mr. Radecki, each a former director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

        Prior to the AIP Merger, directors of the Company, other than full time employees, received $2,500 each month for the period January 1997 through September 1997, regardless of whether meetings were held or the number of meetings held. Mr. Armour Swanson, as former Chairman of the Board, received $5,000 each month for the period May 1997 through September 1997. Former directors Messrs. Stark and Swansen declined to accept any fees. For the period January 1997 through April 1997, Messrs. Swansen's and Stark's $2,500 monthly fees were paid to Miller Associates, of which Mr. Frank Miller, the former CEO of the Company, is President. No fees were paid for attendance of committee meetings during 1997. Directors were also reimbursed for out-of pocket expenses.

        Current directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held. Directors are reimbursed for out-of-pocket expenses.

        Each director who was not a full time employee of the Company received an option for 2,000 shares of the Company's Common Stock at an option price of $7.50 per share on February 5, 1997, in accordance with the terms of the Company's Non-Employee Directors' Stock Option Plan. The Non-Employee Directors' Stock Option Plan further provided that each person who was not a director on the effective date of the plan automatically received an option for 2,000 shares of Common Stock when first elected as a non-employee director of the Company. Pursuant thereto, Mr. Armour Swanson was granted an option for 2,000 shares of Common Stock on April 30, 1997 at an option price of $9.375 per share. Notwithstanding the above, Messrs. Stark and Swansen declined to accept any options under such plan.

        All of the stock options held by directors under the Non-Employee Directors' Stock Option Plan were cancelled in connection with the AIP Merger and each holder of stock options received cash per share equal to $18.00 less the exercise price of such stock options.

Summary Compensation Table

        The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 1997 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 1997. The persons named in the table are sometimes referred to herein as the "named executive officers".


                                 Annual                 Long-Term Compensation
                            Compensation(1)               Awards            Payouts
                                                  Restricted   Securities                   All Other
   Name and                                          Stock     Underlying      LTIP       Compensation
Principal Position    Year  Salary($) Bonus($)   Awards($)(2)  Options(#)   Payouts(3)       ($)(4)

Willard R. Hildebrand 1997  $400,008  $258,750             -           -    $1,800,000     $3,153,803
 President and Chief  1996   323,816   200,000    $2,700,000     200,000             -        265,931
 Executive Officer

Craig R. Mackus       1997   132,914    47,680             -      30,000             -        320,456
 Secretary and        1996   123,000    26,975             -           -             -          4,090
 Controller           1995   114,900    10,000             -           -             -          3,732

Thomas B. Phillips    1997   128,500    47,914             -      30,000             -        320,175
 Vice President -     1996   119,168    26,976             -           -             -          4,299
 Materials            1995   104,202    10,000             -           -             -          3,833

Daniel J. Smoke       1997   175,008   104,534             -           -             -        745,794
 Vice President and   1996    26,390         -             -      80,000             -         29,255
 Chief Financial
 Officer

Timothy W. Sullivan   1997   153,666    58,685             -     30,000             -        320,245
 Vice President -     1996   128,004    34,644             -          -             -          4,260
 Marketing            1995   114,932    10,000             -          -             -          4,124

_______________
(1) Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
(2) Represents the market value on the date of grant of 300,000 shares of restricted Common Stock ("Restricted Stock") granted under the 1996 Employees' Stock Incentive Plan (the "Employees' Stock Incentive Plan"). 100,000 shares of Restricted Stock were awarded under a Restricted Stock Agreement which provided that 33,333 shares would vest on March 11, 1997, 33,333 would vest on March 11, 1998, and 33,334 would vest on March 11, 1999. The remaining 200,000 shares of Restricted Stock were awarded under a Time Accelerated Restricted Stock Agreement, which provided for vesting in eight years (assuming continued employment, with certain exceptions) and provided for earlier release in the third, fourth, and fifth years if certain earnings targets were reached by the Company. Both the Restricted Stock Agreement and the Time Accelerated Restricted Stock Agreement provided for accelerated vesting of all shares awarded thereunder in the event of a change-in-control as defined therein. Such accelerated vesting occurred in 1997 as a result of the AIP Merger. All such shares were acquired by AIPAC pursuant to the AIP Tender Offer at a price of $18.00 per share. Dividends were payable on the Restricted Stock at the same rate as on unrestricted shares. On December 31, 1997, no shares of Restricted Stock were held by Mr. Hildebrand.
(3) Represents that value realized by Mr. Hildebrand upon the purchase in the AIP Tender Offer of the 200,000 unvested shares of Restricted Stock granted to Mr. Hildebrand in 1996 under the Time Accelerated Restricted Stock Agreement (see Note (2) above). For purposes of the above table, and to avoid double-counting of compensation, the value realized is measured as the total consideration received for such shares ($3,600,000) minus the compensation reported under "Restricted Stock Awards" for 1996 in the above table attributable to such 200,000 shares ($1,800,000).
(4) "All Other Compensation" includes the following: (i) the employer match under the Company's 401(k) savings plan for 1997, 1996 and 1995, respectively: Mr. Hildebrand ($4,750 and $4,750), Mr. Mackus ($4,750, $3,690 and $3,403), Mr. Phillips ($4,081, $3,262 and $2,961), Mr. Smoke
     ($4,750), and Mr. Sullivan ($4,750, $3,840 and $3,798); (ii) life insurance premium payments for 1997, 1996 and 1995, respectively:
     Mr. Hildebrand ($4,050 and $2,775), Mr. Mackus ($706, $400 and $329),
     Mr. Phillips ($1,094, $1,037 and $872), Mr. Smoke ($1,044 and $87), and
     Mr. Sullivan ($495, $420 and $326); (iii) payments made in 1996 under their respective employment agreements to Mr. Hildebrand ($258,406 including a relocation allowance of $187,021 and a pension benefit of $71,385), and to Mr. Smoke (a relocation allowance of $29,168), (iv) the value realized by each of the named executive officers on September 24, 1997 upon the cancellation of their respective stock options and stock appreciation rights ("SARs") in connection with the AIP Merger (measured by the difference between the option/SAR exercise price and $18.00, times the number of options/SARs held) Mr. Hildebrand ($2,582,500), Mr. Mackus ($315,000), Mr. Phillips ($315,000), Mr. Smoke ($740,000),
     and Mr. Sullivan ($315,000); and (v) the value realized by Mr. Hildebrand: (A) upon the vesting of 33,333 shares of Restricted Stock granted to him in 1996 under the Restricted Stock Agreement (see
     Note 2 above), based upon the $7.875 fair market value of such shares on the date of vesting, March 11, 1997 ($262,497); and (B) upon the purchase in the AIP Tender Offer of the 66,667 unvested shares of Restricted Stock granted to him in 1996 under the Restricted Stock Agreement (see Note (2) above) ($1,200,006). For purposes of the above table, and to avoid double-counting of Mr. Hildebrand's compensation, the total of his "Other Annual Compensation" for 1997 ($1,462,503) is reduced by the compensation reported under "Restricted Stock Awards" for 1996 in the above table attributable to such 100,000 shares ($900,000) in arriving at the value realized.

Option Grants Table

        The following table sets forth information concerning the grant of stock options under the Company's 1996 Employees' Stock Incentive Plan during 1997 to the named executive officers. No options were granted in 1997 to Mr. Hildebrand or Mr. Smoke.

                                                                      Potential Realizable
                                                                        Value at Assumed
                Number of   Percent of                                Annual Rates of Stock
               Securities      Total                                   Price Appreciation
               Underlying     Options                                  for Ten Year Option
                 Options    Granted to    Exercise or                        Term(4)
                 Granted   Employees in   Base Price   Expiration
Name             (#)(1)       1997(2)    ($/share)(3)     Date             5%       10%
C. R. Mackus     30,000        9.3%         $  7.50     02/05/07       $ 141,501 $ 358,592

T. B. Phillips   30,000        9.3%         $  7.50     02/05/07       $ 141,501 $ 358,592

T. W. Sullivan   30,000        9.3%         $  7.50     02/05/07       $ 141,501 $ 358,592

(1)  The options reflected in the table are non-qualified incentive stock options under the Internal
     Revenue Code and were granted on February 5, 1997.
(2)  A total of 323,000 options were granted to employees under the 1996 Employees' Stock Incentive Plan during 1997.
(3)  The exercise price of each option granted was equal to 100% of the fair market value of the Common
     Stock (as defined in the Plan) on the date of grant.
(4)  The option values presented were calculated based on a per share price of $7.50 on the date of grant at assumed 5% and 10% annualized rates of appreciation for the term of the grant.  The actual value, if any, that an optionee could realize upon exercise depended on the excess of the market price of the
     Common Stock over the option exercise price on the date the option was exercised.  There was no assurance at the time of grant that the actual value which would have been realized by an optionee upon the exercise of an option would have been at or near the value estimated under the model described above.  However, it should be noted that all of the stock options held by employees, including the named executive officers, under the 1996 Employees' Stock Incentive Plan were cancelled in connection with the AIP Merger and each holder of stock options received cash per share equal to
     $18.00 less the "strike price" of such stock options.



1998 Management Stock Option Plan

        On March 17, 1998, the Board adopted the 1998 Management Stock
Option Plan (the "Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its Subsidiaries. The Option Plan provides for the grant of stock options to purchase up to an aggregate of 150,400 shares of Common Stock of the Company at exercise prices to be determined in accordance with the provisions of the Option Plan. Options granted under the Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of Common Stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year ($40,209,000 in 1998, $50,399,000 in 1999, and yet to be determined for the years 2000 and 2001). In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the Option Plan.

        Notwithstanding the foregoing, all options granted under the Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the Option Plan), immediately prior to such sale. Options granted pursuant to the Option Plan may be forfeited or repurchased by the Company at fair market value in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale. On March 17, 1998, 113,850 options were granted under the Option Plan. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Stock Sale and Stock Options Grants.

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

        The years of credited service under the defined benefit pension plan for each of the named executive officers are as follows: Mr. Hildebrand
(1), Mr. Smoke (1), Mr. Mackus (18), Mr. Phillips (21) and Mr. Sullivan (19).


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        AIPAC holds 1,430,300 of the Company's outstanding shares of common stock. AIPAC's business address is One Maritime Plaza, Suite 2525, San Francisco, California, 94111.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

        The Company entered into a Management Agreement with Miller
Associates on July 21, 1995, pursuant to which the Company engaged Miller Associates to provide certain management services, including those of Frank
W. Miller as Interim President and Chief Executive Officer and James D. Annand as Interim Chief Financial Officer. Mr. Miller is the President of Miller Associates.

        The Management Agreement provided that Messrs. Miller and Annand and certain other employees of Miller Associates (the "Project Team") would provide management services and expertise to the Company and manage the operations of the Company commencing on August 2, 1995 until terminated by the Company as described below. Pursuant to the Management Agreement, the Company agreed to pay Miller Associates a monthly fee of $65,000 for each of August and September 1995 and $55,000 for each month thereafter until the Company hired a new chief executive officer and such person commenced employment with the Company. The Company also agreed to reimburse Miller Associates for all reasonable out-of-pocket expenses incurred by Miller Associates in connection with the Project Team's performance under the Management Agreement. The Management Agreement further provided that neither Mr. Miller or Mr. Annand, nor any other employee of Miller Associates, would be considered an employee of the Company and that Miller Associates would be responsible for payment of compensation, disability benefits and unemployment insurance, and for the payment and withholding of payroll taxes. The Management Agreement was terminated with the hiring of Mr. Hildebrand as President and Chief Executive Officer on March 11, 1996. As provided by the Management Agreement, following the termination thereof, Mr. Annand remained as Interim Chief Financial Officer through August 1996. The total cost to the Company in 1996 for these services was approximately $268,000.

Employment Agreements

        The Company has employment agreements with all of the named executive officers. These agreements govern the compensation, benefits and treatment upon termination under various circumstances, including voluntary termination by either party, or termination by reason of retirement, death or disability, or in the event of a change of control, as those terms are defined in the agreements. Each employment agreement automatically renews for a one-year term upon the expiration of its initial term and any subsequent terms, unless two months written notice is given by either party of intent to terminate at the end of that term. Each employment agreement may be terminated by either the Company or the executive at any time by giving notice as required under the agreement, provided, however, that if the named executive officer is terminated by the Company without cause at any time, or if the executive terminates his employment with good reason in connection with a change in control, as those terms are defined in the agreement, then the executive will be entitled to certain severance benefits as described in that executive's individual agreement. Finally, each agreement imposes confidentiality restrictions on the executive and places restrictions on the executive's involvement in activities that may compete with the Company both during employment and following termination. Violation of such confidentiality and non-competition provisions, or other termination for cause, as defined in the agreements, may result in forfeiture of severance and other benefits that may otherwise accrue. Individual compensation, benefits and other salient features of each agreement are described below.

        Mr. Hildebrand serves as President and Chief Executive Officer under an employment agreement with the Company dated March 11, 1996, as amended March 5, 1998. Mr. Hildebrand's employment agreement, the initial term of which expires on March 11, 2000, contemplates that the Company and Mr. Hildebrand will use their mutual best efforts to identify and select a replacement for Mr. Hildebrand to assume the responsibilities of Chief Executive Officer of the Company no later than December 31, 1998. Once a replacement assumes the responsibilities of Chief Executive Officer, Mr. Hildebrand will remain employed as the Vice Chairman of the Company until the end of the initial term of his employment agreement, if not already expired. In his capacity as Vice Chairman, Mr. Hildebrand's responsibilities would be limited to advising the Chief Executive Officer of the Company on strategic planning and international business development ideas and would not require Mr. Hildebrand to devote more than 5 days per month to the business and affairs of the Company. The amendment dated March 5, 1998 also requires that Mr. Hildebrand serve as a director of the Company for the duration of his employment under the agreement.

        For the Period January 1, 1997 to September 30, 1997,
Mr. Hildebrand's base salary under his employment agreement was $400,000 per year, which was increased to $450,000 effective October 1, 1997, for so long as he remains the President and Chief Executive Officer. At such time as a replacement is found, if Mr. Hildebrand becomes the Vice Chairman, his base salary would be reduced to $120,000 per year. Mr. Hildebrand's base salary is subject to increase at the discretion of the Board, and he is eligible to participate in the Company's Management Incentive Plan ("Bonus Plan"), which, in Mr. Hildebrand's case, provides for an annual cash incentive bonus equal to 50% of base salary in the event of achievement of targeted performance and a maximum of 100% of base salary in the event of exceptional performance, as determined in accordance with the Bonus Plan, provided, however, that if Mr. Hildebrand becomes the Vice Chairman, he shall not be entitled to receive any annual bonus. Mr. Hildebrand is entitled to participate in the Company's employee benefit plan for senior executives and is provided other fringe benefits, such as club membership, vacation and the use of a Company car, except that if Mr. Hildebrand assumes the duties of Vice Chairman, he shall not be entitled to vacation time. Mr. Hildebrand's employment agreement also provided for one time payments to compensate him for lost retirement benefits and to reimburse him for costs associated with the relocation of his residence.

        In addition, pursuant to his original employment agreement, Mr. Hildebrand was granted 300,000 shares of Restricted Stock and options for 200,000 shares of Common Stock at 55% of its grant date market price, all of which were redeemed for $18.00 per share in connection with the AIP Merger. Pursuant to the March 5, 1998 amendment to his employment agreement, Mr. Hildebrand was offered (i) up to 4,000 shares of Common Stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of Common Stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

        Mr. Smoke serves as Vice President and Chief Financial Officer under an employment agreement with the Company dated November 7, 1996, as amended March 17, 1998. For the period January 1, 1997 to November 6, 1997, Mr. Smoke's base salary under his employment agreement was $175,000 per year, which was increased to $185,000 effective November 7, 1997, for so long as he remains the Vice President and Chief Financial Officer. Mr. Smoke's base salary is subject to increase at the discretion of the Board, and he is eligible to participate in the Bonus Plan, which, in Mr. Smoke's case, provides for an annual cash incentive bonus equal to 35% of base salary in the event of achievement of targeted performance and a maximum of 70% of base salary in the event of exceptional performance, as determined in accordance with the Bonus Plan. Mr. Smoke is entitled to participate in the Company's employee benefit plan for senior executives and is provided other fringe benefits, such as club membership, vacation and the use of a Company car. Finally, Mr. Smoke's employment agreement provides for payments to reimburse him for costs associated with the relocation of his residence until September 30, 1998.

        In addition, pursuant to his original employment agreement, Mr.
Smoke was granted options for 30,000 shares of Common Stock, as well as stock appreciation rights to 50,000 shares, all of which were redeemed for $18.00 per share in connection with the AIP Merger. Pursuant to the March 17, 1998 amendment to his employment agreement, Mr. Smoke was offered (i) up to 750 shares of Common Stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of Common Stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

        Messrs. Mackus, Phillips and Sullivan each serve under similar one-year employment agreements with the Company dated May 21, 1997. Each of these agreements provides for the executive's position and base salary, which is subject to merit increases in accordance with the Company's normal salary merit increase review policy. In addition, the executive is entitled to participate in such employee and fringe benefits plans as the Company provides to other similarly situated management employees.

Consulting Agreement

        Prior to Mr. Bruno's becoming an officer of the Company, the Company had retained Mr. Bruno as a consultant in connection with the Marion Acquisition and paid Mr. Bruno $60,000 in consulting fees, plus expenses, for services rendered between April 1997 and November 1997.

        Mr. Charles Macaluso, who was a member of the Board until April 30, 1997, entered into a consulting agreement with the Company pursuant to which he was paid fees equal to the fees paid to the Company's continuing directors until September 24, 1997. These fees totalled $12,500 in 1997.

Cancellation of Stock Options and SARs

        Upon the effective date of the AIP Merger, all issued and outstanding stock options and SARs were cancelled and, regardless of whether such stock options or SARs had then vested or were exercisable, each holder of stock options or SARs received cash per share equal to $18.00 less the "strike price" of such stock options or SARs. The aggregate cost to the Company of this treatment of stock options and SARs was approximately $6,944,000.

        The Company's directors and executive officers received an aggregate of approximately $10,300,000 in the AIP Tender Offer and the AIP Merger in consideration for their shares of Common Stock, stock options, Restricted Stock and SARs. The named executive officers received the following payments: Mr. Hildebrand, $7,982,500; Mr. Mackus, $315,000; Mr. Phillips, $315,000, Mr. Smoke, $740,000; and Mr. Sullivan, $315,000.

Management Services Agreement

        AIP provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP will receive an annual fee of $1,450,000 for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payment date for the Senior Notes, and will be reimbursed for out-of-pocket expenses. The fees will be paid to AIP pursuant to a management services agreement among AIP, the Company and the Guarantors.

AIP Transaction

        At the close of the AIP Merger, AIP was paid a fee of $4,000,000 and reimbursed for out-of-pocket expenses in connection with the negotiation of the AIP Agreement and for providing certain investment banking services to the Company including the arrangement and negotiation of the terms of the Senior Notes and for other financial advisory and management consulting services.

Financial Advisory Agreement

        The Company entered into a Letter Agreement (the "Letter
Agreement") dated March 7, 1997 with Jefferies & Company ("Jefferies") pursuant to which Jefferies would act as the Company's exclusive financial advisor in connection with the Marion Acquisition. Mr. Radecki, a former director of the Company, is an Executive Vice President of Jefferies. The Company has agreed, pursuant to the Letter Agreement, to pay Jefferies a one-time retainer fee and a fee for each fairness opinion that Jefferies issues. The Company will, in addition, pay Jefferies a success fee and all reasonable out-of-pocket expenses incurred by Jefferies in connection with the Letter Agreement. The Letter Agreement also contains standard indemnification provisions whereby the Company will indemnify and hold harmless Jefferies and certain related parties from liabilities arising out of the Letter Agreement. The Company paid Jefferies a total of $360,000 in 1997 pursuant to the Letter Agreement.

        The Company also retained Jefferies to act as its exclusive financial advisor with respect to the AIP Merger pursuant to a letter agreement dated July 30, 1997 (the "Jefferies Engagement Letter"), between Jefferies and the Company. The Jefferies Engagement Letter provided for the payment to Jefferies by the Company of a retainer advisory fee of $250,000 with respect to the AIP Merger, payable upon execution, and a "success fee" of $1,250,000, payable upon successful consummation of the AIP Merger and related transactions. The Company also agreed to reimburse Jefferies for their out-of-pocket expenses, including fees and expenses of their legal counsel. In the event the Company terminated Jefferies' services and completed a transaction similar to the AIP Merger within one year of such termination, the Company agreed to pay to Jefferies the "success fee" referred to above upon consummation of the other transaction. Under the Jefferies Engagement Letter, Jefferies was also retained to render its opinion as to the fairness of the AIP Merger to the Company's shareholders (the "Fairness Opinion") for a fee of $250,000. In addition, the Company agreed to indemnify Jefferies against certain liabilities, including liabilities arising under federal securities laws. The Company paid Jefferies a total of $1,758,000 in 1997 pursuant to the Jefferies Engagement Letter.

Stock Sale and Stock Option Grants

        On March 17, 1998, the Company sold 7,800 shares of Common Stock to certain of its executive officers at a price of $100 per share. The number of shares purchased by the named executive officers was as follows:
Mr. Hildebrand, 4,000 shares at a cost of $400,000; Mr. Mackus, 500 shares at a cost of $50,000; Mr. Phillips, 750 shares at a cost of $75,000; Mr. Smoke, 750 shares at a cost of $75,000; and Mr. Sullivan, 750 shares at a cost of $75,000. Also on March 17, 1998, a total of 113,850 stock options were granted to officers and certain other employees of the Company with each option representing the right to purchase one share of Common Stock at a price of $100.00, subject to the vesting and other provisions of the Option Plan. See ITEM 11. EXECUTIVE COMPENSATION - 1998 Management Stock Option Plan. Of the options granted, Mr. Hildebrand received 28,000, Mr. Mackus received 7,500, Mr. Phillips received 11,250, Mr. Smoke received 14,250 and
Mr. Sullivan received 11,250.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                    Page No.
 (a)  1. FINANCIAL STATEMENTS

         Consolidated Statements of                    28
         Operations for the periods
         ended December 31, 1997 and
         September 23, 1997 and for
         the years ended December 31,
         1996 and 1995.

         Consolidated Balance Sheets as             29-30
         of December 31, 1997 and 1996.

         Consolidated Statements of                 31-32
         Common Shareholders' Investment
         (Deficiency in Assets) for the
         periods ended December 31, 1997
         and September 23, 1997 and for
         the years ended December 31,
         1996 and 1995.

         Consolidated Statements of                 33-35
         Cash Flows for the periods
         ended December 31, 1997 and
         September 23, 1997 and the
         years ended December 31, 1996
         and 1995.

         Notes to Consolidated Financial            36-81
         Statements for the periods
         ended December 31, 1997 and
         September 23, 1997 and for the
         years ended December 31, 1996
         and 1995.

         Report of Arthur Andersen LLP                 82

      2. FINANCIAL STATEMENT SCHEDULE

         Report of Arthur Andersen LLP                 82

         Schedule II - Valuation and Qualifying        83
                       Accounts and Reserves

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

 (b)     REPORTS ON FORM 8-K

         A Current Report on Form 8-K was filed on October 10, 1997 to report consummation of the AIP Merger under Item 1. Change in Control of Registrant and to report consummation of the private offering of the Private Notes under Item 5. Other Events.

         A Current Report on Form 8-K was filed on January 20, 1998 to report consummation of Exchange Offer of the Company's 9-3/4% Senior Notes due 2007 for a like amount of the Company's Private Notes under Item
         5. Other Events.


                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       BUCYRUS INTERNATIONAL, INC.
       (Registrant)

       By   /s/W. R. Hildebrand                     March 25, 1998
           Willard R. Hildebrand, President
           and Chief Executive Officer

                             POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints W. R. Hildebrand and D. J. Smoke, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature and Title                               Date

       /s/ W. RICHARD BINGHAM                       March 26, 1998
       W. Richard Bingham, Director

       /s/ WILLARD R. HILDEBRAND                    March 25, 1998
       Willard R. Hildebrand, President,
       Chief Executive Officer and Director

       /s/ KIM A. MARVIN                            March 25, 1998
       Kim A. Marvin, Director

       /s/ ROBERT L. PURDUM                         March 26, 1998
       Robert L. Purdum, Director

       /s/ THEODORE C. ROGERS                       March 25, 1998
       Theodore C. Rogers, Director

       /s/ LAWRENCE W. WARD, JR.                    March 25, 1998
       Lawrence W. Ward, Jr., Director

       /s/ DANIEL J. SMOKE                          March 25, 1998
       Daniel J. Smoke, Vice President
       and Chief Financial Officer
       (Principal Financial Officer)

       /s/ CRAIG R. MACKUS                          March 25, 1998
       Craig R. Mackus, Secretary
       and Controller
       (Principal Accounting Officer)


               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


       The Registrant does not furnish an annual report or proxy soliciting material to its security holders.


                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      1997 ANNUAL REPORT ON FORM 10-K


                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 2.1  Agreement and Plan of             Exhibit 1 to
      Merger dated August 21,           Registrant's
      1997, between Registrant,         Tender Offer
      American Industrial               Solicitation/
      Partners Acquisition              Recommendation
      Company, LLC and Bucyrus          Statement on
      Acquisition Corp.                 Schedule 14D-9
                                        filed with the
                                        Commission on
                                        August 26, 1997.

 2.2  Certificate of Merger             Exhibit 2.2 to
      dated September 26, 1997,         Registrant's
      issued by the Secretary           Current Report
      of State of the State of          on Form 8-K
      Delaware.                         filed with the
                                        Commission on
                                        October 10, 1997.

 2.3  Asset Purchase Agreement          Exhibit 2.3 to
      dated July 21, 1997, by           Registration
      and among The Marion Power        Statement on
      Shovel Company, Marion            Form S-4 of
      Power Shovel Pty Ltd,             Registrant,
      Intool International B.V.,        Boonville Mining
      Global-GIX Canada Inc.,           Services, Inc.,
      and Global Industrial             Minserco, Inc., and
      Technologies, Inc. (Sellers)      Von's Welding, Inc.
      and Registrant, Bucyrus           (SEC Registration
      (Australia) Proprietary           No. 333-39359)
      Ltd., Bucyrus (Africa)
      (Proprietary) Limited, and
      Bucyrus Canada Limited
      (Buyers).

      [OMITTED PROVISIONS SUBJECT
      TO CONFIDENTIAL TREATMENT
      BY ORDER OF THE SECURITIES
      AND EXCHANGE COMMISSION.]

 2.4  Second Amended Joint Plan         Exhibit 2.1 to
      of Reorganization of B-E          Registrant's
      Holdings, Inc. and Bucyrus-       Current Report
      Erie Company under Chapter        on Form 8-K,
      11 of the Bankruptcy Code,        filed with the
      as modified December 1,           Commission and
      1994, including Exhibits.         dated December 1,
                                        1994.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 2.5  Order dated December 1,           Exhibit 2.2 to
      1994 of the U.S. Bankruptcy       Registrant's
      Court, Eastern District of        Current Report
      Wisconsin, confirming the         on Form 8-K
      Second Amended Joint Plan         filed with the
      of Reorganization of B-E          Commission and
      Holdings, Inc. and Bucyrus-       dated December 1,
      Erie Company under Chapter        1994.
      11 of the Bankruptcy Code,
      as modified December 1, 1994,
      including Exhibits.

 3.1  Restated Certificate              Exhibit 3.1 to
      of Incorporation of               Registrant's
      Registrant.                       Current Report
                                        on Form 8-K
                                        filed with the
                                        Commission on
                                        October 10, 1997.

 3.2  By-laws of Registrant.            Exhibit 3.2 to
                                        Registrant's
                                        Current Report
                                        on Form 8-K
                                        filed with the
                                        Commission on
                                        October 10, 1997.

 3.3  Amendment to By-laws of           Exhibit 3.2 to
      Registrant effective              Registrant's
      November 5, 1997.                 Quarterly Report
                                        on Form 10-Q for
                                        the quarter ended
                                        September 30, 1997.

 3.4  Certificate of Amendment                                        X
      to Restated Certificate
      of Incorporation adopted
      March 17, 1998.

 4.1  Indenture of Trust dated          Exhibit 4.1 to
      as of September 24, 1997          Registration
      among Registrant, Boonville       Statement on
      Mining Services, Inc.,            Form S-4 of
      Minserco, Inc., and Von's         Registrant,
      Welding, Inc. and Harris          Boonville Mining
      Trust and Savings Bank,           Services, Inc.,
      Trustee.                          Minserco, Inc., and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

 4.2  Form of Guarantee of              Included as
      Boonville Mining Services,        Exhibit E
      Inc., Minserco, Inc. and          to Exhibit 4.1
      Von's Welding, Inc. dated         above.
      as of September 24, 1997
      in favor of Harris Trust
      and Savings Bank as Trustee
      under the Indenture.

 4.3  Form of Registrant's              Exhibit 4.3 to
      9-3/4% Senior Note due 2007.      Registration
                                        Statement on
                                        Form S-4 of
                                        Registrant, Boonville
                                        Mining Services, Inc.,
                                        Minserco, Inc., and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

10.1  Credit Agreement, dated           Exhibit 3.2 to
      September 24, 1997 between        Registrant's
      Bank One, Wisconsin and           Current Report
      Registrant.                       on Form 8-K
                                        filed with the
                                        Commission on
                                        October 10, 1997.

10.2  Management Services Agreement     Exhibit 10.2 to
      by and among Registrant,          Registration
      Boonville Mining Services,        Statement on
      Inc., Minserco, Inc. and          Form S-4 of
      Von's Welding, Inc. and           Registrant,
      American Industrial Partners.     Boonville Mining
                                        Services, Inc.,
                                        Minserco, Inc., and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

10.3  Registration Agreement dated      Exhibit 10.3 to
      September 24, 1997 by and         Registration
      among Registrant, Boonville       Statement on
      Mining Services, Inc.,            Form S-4 of
      Minserco, Inc. and Von's          Registrant,
      Welding, Inc. and Salomon         Boonville Mining
      Brothers, Inc., Jefferies &       Services, Inc.,
      Company, Inc. and Donaldson,      Minserco, Inc., and
      Lufkin & Jenrette Securities      Von's Welding, Inc.
      Corporation.                      (SEC Registration
                                        No. 333-39359)

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

10.4  Joint Prosecution Agreement       Exhibit 9 to
      dated as of August 21, 1997       Registrant's
      by and among Registrant and       Tender Offer
      Jackson National Life             Solicitation/
      Insurance Company.                Recommendation
                                        Statement on
                                        Schedule 14D-9
                                        filed with the
                                        Commission on
                                        August 26, 1997.

10.5  Settlement Agreement dated        Exhibit 10 to
      as of August 21, 1997, by         Registrant's
      and between Jackson National      Tender Offer
      Life Insurance Company and        Solicitation/
      Registrant.                       Recommendation
                                        Statement on
                                        Schedule 14D-9
                                        filed with the
                                        Commission on
                                        August 26, 1997.

10.6  Letter Agreement dated            Exhibit 10.15
      March 7, 1997 between             to Registrant's
      Jefferies & Company, Inc.         Quarterly Report
      and Registrant.                   on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.

10.7  Letter Agreement dated            Exhibit 10.16
      July 30, 1997 between             to Registrant's
      Jefferies & Company, Inc.         Quarterly Report
      and Registrant.                   on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.


10.8  Employment Agreement              Exhibit 10.27 to
      between Registrant and            Registrant's
      W. R. Hildebrand dated            Annual Report on
      as of March 11, 1996.             Form 10-K for
                                        the year ended
                                        December 31, 1995.

10.9  Employment Agreement              Exhibit 10.38 to
      between Registrant and            Registrant's
      D. J. Smoke dated as of           Annual Report on
      November 7, 1996.                 Form 10-K for
                                        the year ended
                                        December 31, 1996.

10.10 Employment Agreement              Exhibit 10.17 to
      between Registrant and            Registrant's
      C. R. Mackus dated as of          Quarterly Report
      May 21, 1997.                     on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.

                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

10.11 Employment Agreement              Exhibit 10.18 to
      between Registrant and            Registrant's
      M. G. Onsager dated as of         Quarterly Report
      May 21, 1997.                     on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.

10.12 Employment Agreement              Exhibit 10.19 to
      between Registrant and            Registrant's
      T. B. Phillips dated as of        Quarterly Report
      May 21, 1997.                     on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.

10.13 Employment Agreement              Exhibit 10.20 to
      between Registrant and            Registrant's
      T. W. Sullivan dated as of        Quarterly Report
      May 21, 1997.                     on Form 10-Q for
                                        the quarter ended
                                        June 30, 1997.

10.14 Annual Management Incentive                                     X
      Plan for 1997, adopted by
      Board of Directors
      February 5, 1997.

10.15 Amendment No. 1 dated                                           X
      March 5, 1998 to Employment
      Agreement dated March 11,
      1996 between Registrant
      and W. R. Hildebrand.

10.16 Amendment No. 1 dated                                           X
      March 17, 1998 to Employment
      Agreement dated November 7,
      1996 between Registrant
      and D. J. Smoke.

10.17 1998 Management Stock Option                                    X
      Plan.

21.1  Subsidiaries of Registrant.       Exhibit 21.1 to
                                        Registration
                                        Statement on
                                        Form S-4 of
                                        Registrant,
                                        Boonville Mining
                                        Services, Inc.,
                                        Minserco, Inc., and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)





                                           Incorporated
Exhibit                                     Herein By              Filed
Number     Description                      Reference             Herewith

24.1  Powers of Attorney                                              X*

27.1  Financial Data Schedule                                         X
      (Edgar filing only.)

99.1  Management Agreement,             Exhibit 99.2 to
      dated July 21, 1995,              Registrant's
      between Registrant                Current Report on
      and Miller Associates.            Form 8-K, dated
                                        July 25, 1995.

99.2  Amendment dated                   Exhibit 99.2(a)
      December 21, 1995 to              to Registrant's
      Management Agreement              Annual Report on
      with Miller Associates            Form 10-K for
      dated July 21, 1995.              the year ended
                                        December 31, 1995.

*Included as part of the signature pages to this Annual Report on Form 10-K.

