Form 10-Q
period 1998-03-01
BUCYRUS INTERNATIONAL INC
filed 1998-05-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding May 13, 1998

Common Stock, $.01 par value                           1,438,100

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters ended March 31, 1998 and 1997                     3

           Consolidated Condensed Statements of
           Comprehensive Income (Loss) - Quarters ended
           March 31, 1998 and 1997                                    4

           Consolidated Condensed Balance Sheets -
           March 31, 1998 and December 31, 1997                     5-6

           Consolidated Condensed Statements of Cash Flows -
           Quarters ended March 31, 1998 and 1997                     7

           Notes to Consolidated Condensed Financial
           Statements                                              8-20

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations   21-25

PART II. OTHER INFORMATION:

         Item 2 - Changes in Securities and Use of Proceeds          26

         Item 6 - Exhibits and Reports on Form 8-K                   26

         Signature Page                                              27

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarter Ended March 31,
                                        1998            1997
                                                    (Predecessor)
Revenues:
  Net sales                          $   73,700      $   59,886
  Other income                              235             264
                                     __________      __________

                                         73,935          60,150
                                     __________      __________
Costs and Expenses:
  Cost of products sold                  66,581          48,005
  Product development, selling,
    administrative and miscellaneous
    expenses                             12,173           8,653
  Interest expense                        4,469           1,914
                                     __________      __________

                                         83,223          58,572
                                     __________      __________

Earnings (loss) before income taxes      (9,288)          1,578

Income taxes (benefit)                     (219)            663
                                     __________      __________

Net earnings (loss)                  $   (9,069)     $      915


Net earnings (loss) per share
 of common stock:

   Basic                             $    (6.33)     $      .09


   Diluted                           $    (6.33)     $      .09




         See notes to consolidated condensed financial statements.

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
     CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (Dollars in Thousands)

                                         Quarter Ended March 31,
                                          1998           1997
                                                     (Predecessor)

Net earnings (loss)                    $ (9,069)       $   915

Other comprehensive income (loss) -
  foreign currency translation
  adjustments, net of income taxes         (381)            292
                                       ________        ________

Comprehensive income (loss)            $ (9,450)       $  1,207





         See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)

                                March 31,       December 31,                                     March 31,       December 31,
                                  1998              1997                                           1998              1997
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                   SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $ 16,132          $ 15,071         Accounts payable and
 Receivables                      55,900            49,443          accrued expenses             $ 44,919          $ 51,906
 Inventories                     112,680           115,015         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             5,648             4,496          and warranties                  6,629             8,316
                                ________          ________         Income taxes                     2,212             2,070
                                                                   Short-term obligations             524               583
 Total Current Assets            190,360           184,025         Current maturities of
                                                                    long-term debt                    267               267
OTHER ASSETS:                                                                                    ________          ________
 Restricted funds
  on deposit                       1,056             1,056         Total Current Liabilities       54,551            63,142
 Goodwill                         63,788            65,929
 Intangible assets - net          44,240            44,796        LONG-TERM LIABILITIES:
 Other assets                     12,560            12,677         Liabilities to customers on
                                ________           _______          uncompleted contracts
                                                                    and warranties                  3,814             3,850
                                 121,644           124,458         Postretirement benefits         14,889            14,665
                                                                   Deferred expenses and other     16,853            17,585
PROPERTY, PLANT AND EQUIPMENT:                                                                   ________          ________
 Cost                            102,704            99,339
 Less accumulated                                                                                  35,556            36,100
  depreciation                    (4,118)           (1,715)       LONG-TERM DEBT, less
                                ________          ________         current maturities             196,900           174,612

                                  98,586            97,624        COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,600,000 shares, issued
                                                                    and outstanding 1,438,100
                                                                    shares at March 31, 1998;
                                                                    authorized 1,000 shares,
                                                                    issued and outstanding
                                                                    1,000 shares at
                                                                    December 31, 1997                  14                 -
                                                                   Additional paid-in capital     143,796           143,030
                                                                   Accumulated deficit            (16,227)           (7,158)
                                                                   Cumulative translation
                                                                    adjustment                     (4,000)           (3,619)
                                                                                                 ________          ________

                                                                                                  123,583           132,253
                                ________          ________                                       ________          ________

                                $410,590          $406,107                                       $410,590          $406,107



                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                            Quarter Ended March 31,
                                             1998             1997
                                                         (Predecessor)

Net Cash Used in Operating Activities       $(19,676)       $ (8,275)
                                            ________        ________
Cash Flows From Investing Activities
Purchases of property, plant
  and equipment                               (3,095)         (1,178)
Proceeds from sale of property, plant
  and equipment                                  988              12
                                            ________        ________

Net cash used in investing activities         (2,107)         (1,166)
                                            ________        ________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                            -           2,431
Net increase in long-term debt and
  other bank borrowings                       22,310             438
Proceeds from issuance of common stock           780               -
                                            ________        ________

Net cash provided by financing activities     23,090           2,869
                                            ________        ________

Effect of exchange rate changes on cash         (246)            (53)
                                            ________        ________
Net increase (decrease) in cash
  and cash equivalents                         1,061          (6,625)
Cash and cash equivalents at
  beginning of period                         15,071          15,763
                                            ________        ________
Cash and cash equivalents at
  end of period                             $ 16,132        $  9,138




Supplemental Disclosures of Cash Flow Information

                                              1998            1997
Cash paid during the
 period for:
  Interest                                  $  7,739        $    220
  Income taxes - net of refunds                   50             777


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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

3. On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with American Industrial Partners Acquisition Company, LLC ("AIPAC"), which is wholly-owned by American Industrial Partners Capital Fund II, L.P. ("AIP"), and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On
   August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger and is currently wholly-owned by AIPAC. The purchase of all of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

   The consolidated condensed financial statements as of March 31, 1998 and December 31, 1997 and for the quarter ended March 31, 1998 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by AIPAC. The Predecessor consolidated condensed financial statements for the quarter ended March 31, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated condensed financial statements for periods subsequent to the date of the consummation of the AIP Tender Offer are not comparable to the consolidated condensed financial statements of the Predecessor.

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

4. Inventories consist of the following:

                                      March 31,      December 31,
                                        1998             1997
                                         (Dollars in Thousands)

   Raw materials and parts            $ 16,172         $ 14,896
   Costs relating to
     uncompleted contracts               5,668            4,861
   Customers' advances offset
     against costs incurred on
     uncompleted contracts              (3,416)          (2,976)
   Work in process                      22,789           21,238
   Finished products (primarily
     replacement parts)                 71,467           76,996
                                      ________         ________

                                      $112,680         $115,015


   In connection with the acquisition of the Company by AIPAC, inventories were adjusted to estimated fair value. This adjustment was charged to cost of products sold as the inventory was sold. At December 31, 1997, the remaining estimated fair value adjustment included in inventory was $6,925,000, all of which was charged to cost of products sold during the quarter ended March 31, 1998.

5. On March 17, 1998, the Company's Board of Directors authorized a stock split which increased the number of authorized shares of common stock of the Company to 1,600,000 shares. Simultaneous with this authorization, AIPAC cancelled 9.976% of its interest in its 1,000 shares of common stock of the Company and received 1,430,300 shares for its remaining interest (the "Stock Split"). Also on this date, certain members of management of the Company purchased 7,800 shares of common stock of the Company which increased the number of issued and outstanding common shares to 1,438,100. In addition, on March 17, 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan which authorizes the granting of stock options to key employees for up to a total of 150,400 shares of common stock of the Company. As of March 31, 1998, 113,850 of these stock options have been granted at an exercise price of $100 per share which is the estimated fair market value at the date of grant.

6. Basic net earnings per share of common stock were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share of common stock were calculated after giving effect to dilutive securities. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings (loss) per share of common stock calculations:

                                       Quarters Ended March 31,
                                         1998           1997
                                                    (Predecessor)
                                      (Dollars in Thousands, Except
                                           Per Share Amounts)
Basic

  Net earnings (loss)                 $   (9,069)    $      915


  Weighted average shares outstanding  1,431,600     10,242,352


  Net earnings (loss) per share       $    (6.33)    $      .09

Diluted

  Net earnings (loss)                 $   (9,069)    $      915


  Weighted average shares
    outstanding - basic                1,431,600     10,242,352

  Effect of dilutive securities -
    stock options, stock appreciation
    rights and restricted stock                -         40,372


  Weighted average shares
    outstanding - diluted              1,431,600     10,282,724


  Net earnings (loss) per share       $    (6.33)    $      .09


7. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners. The Company has chosen to disclose comprehensive income, which encompasses net earnings (loss) and foreign currency translation adjustments, in a separate Consolidated Condensed Statement of Comprehensive Income (Loss). Prior periods have been restated to conform to the SFAS No. 130 requirements.

8. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 44,754     $  8,164       $ 33,303      $(12,521)     $ 73,700
  Other income                 750            1            200          (716)          235
                          ________     ________       ________      ________      ________

                            45,504        8,165         33,503       (13,237)       73,935
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     41,953        7,380         29,619       (12,371)       66,581
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 7,316          774          4,083             -        12,173
  Interest expense           4,375          120            690          (716)        4,469
                          ________     ________       ________      ________      ________

                            53,644        8,274         34,392       (13,087)       83,223
                          ________     ________       ________      ________      ________

Loss before income taxes
  and equity in net
  loss of consolidated
  subsidiaries              (8,140)        (109)          (889)         (150)       (9,288)
Income taxes (benefit)         181          (43)          (357)            -          (219)
                          ________     ________       ________      ________      ________

Loss before equity
  in net loss of
  consolidated
  subsidiaries              (8,321)         (66)          (532)         (150)       (9,069)

Equity in net loss of
  consolidated
  subsidiaries                (598)           -              -           598             -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (8,919)    $    (66)      $   (532)     $    448      $ (9,069)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                             Quarter Ended March 31, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 34,254     $  8,158       $ 24,312      $ (6,838)     $ 59,886
  Other income                 415            -             84          (235)          264
                          ________     ________       ________      ________      ________

                            34,669        8,158         24,396        (7,073)       60,150
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     28,553        6,898         19,449        (6,895)       48,005
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 4,962          514          3,175             2         8,653
  Interest expense           1,859           75            215          (235)        1,914
                          ________     ________       ________      ________      ________

                            35,374        7,487         22,839        (7,128)       58,572
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings (loss) of
  consolidated subsidiaries   (705)         671          1,557            55         1,578
Income taxes (benefit)        (130)         262            531             -           663
                          ________     ________       ________      ________      ________

Earnings (loss) before equity
  in net earnings of
  consolidated subsidiaries   (575)         409          1,026            55           915

Equity in net earnings
  of consolidated
  subsidiaries               1,435            -              -        (1,435)            -
                          ________     ________       ________      ________      ________

Net earnings              $    860     $    409       $  1,026      $ (1,380)     $    915

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           March 31, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash
    equivalents           $      -     $    330       $ 15,802      $      -      $ 16,132
  Receivables               28,707        3,655         23,538             -        55,900
  Intercompany
    receivables             55,060        3,208          1,312       (59,580)            -
  Inventories               69,951        1,433         41,863          (567)      112,680
  Prepaid expenses and
    other current assets     1,161          454          4,033             -         5,648
                          ________     ________       ________      ________      ________

  Total Current Assets     154,879        9,080         86,548       (60,147)      190,360

OTHER ASSETS:
  Restricted funds
    on deposit                   -            -          1,056             -         1,056
  Goodwill                  63,788            -              -             -        63,788
  Intangible assets - net   44,037          203              -             -        44,240
  Other assets               9,934           33          2,593             -        12,560
  Investment in
    subsidiaries            35,561            -              -       (35,561)            -
                          ________     ________       ________      ________      ________

                           153,320          236          3,649       (35,561)      121,644

PROPERTY, PLANT AND
 EQUIPMENT - net            83,229        4,104         11,253             -        98,586
                          ________     ________       ________      ________      ________

                          $391,428     $ 13,420       $101,450      $(95,708)     $410,590

                             Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                           March 31, 1998
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 30,451     $  2,416       $ 12,207      $   (155)     $ 44,919
  Intercompany payables        446        7,398         48,291       (56,135)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           5,083          500          1,046             -         6,629
  Income taxes                 318           74          1,820             -         2,212
  Short-term obligations       420            -            104             -           524
  Current maturities of
    long-term debt               -            -            267             -           267
                          ________     ________       ________      ________      ________

  Total Current
  Liabilities               36,718       10,388         63,735       (56,290)       54,551

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties           3,239            -            575             -         3,814
  Postretirement benefits   14,323            -            566             -        14,889
  Deferred expenses and
    other                   15,208          377          1,268             -        16,853
                          ________     ________       ________      ________      ________

                            32,770          377          2,409             -        35,556

LONG-TERM DEBT, less
  current maturities       194,500            -          2,400             -       196,900

COMMON SHAREHOLDERS'
  INVESTMENT               127,440        2,655         32,906       (39,418)      123,583
                          ________     ________       ________      ________      ________

                          $391,428     $ 13,420       $101,450      $(95,708)     $410,590

                             Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 1997
                                       (Dollars in Thousands)

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


                             Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                         December 31, 1997
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 38,858     $  2,362       $ 10,550      $    136      $ 51,906
  Intercompany payables        105        6,042         49,055       (55,202)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           7,086           31          1,199             -         8,316
  Income taxes                 359           59          1,652             -         2,070
  Short-term obligations       409            -            174             -           583
  Current maturities of
    long-term debt               -            -            267             -           267
                          ________     ________       ________      ________      ________

  Total Current
    Liabilities             46,817        8,494         62,897       (55,066)       63,142

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties           3,270            -            580             -         3,850
  Postretirement benefits   14,099            -            566             -        14,665
  Deferred expenses
    and other               15,820          412          1,353             -        17,585
                          ________     ________       ________      ________      ________

                            33,189          412          2,499             -        36,100

LONG-TERM DEBT, less
  current maturities       172,215            -          2,397             -       174,612

COMMON SHAREHOLDERS'
  INVESTMENT               135,960        2,721         31,372       (37,800)      132,253
                          ________     ________       ________      ________      ________

                          $388,181     $ 11,627       $ 99,165      $(92,866)     $406,107


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash (Used In) Provided
By Operating Activities   $(21,044)    $    834       $    534      $      -      $(19,676)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment       (2,032)        (607)          (456)            -        (3,095)
Proceeds from sale of
  property, plant and
  equipment                      -            -            988             -           988
                          ________     ________       ________      ________      ________
Net cash (used in)
  provided by investing
  activities                (2,032)        (607)           532             -        (2,107)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in other
  bank borrowings           22,296            -             14             -        22,310
Capital contribution           780            -              -             -           780
                          ________     ________       ________      ________      ________
Net cash provided by
  financing activities      23,076            -             14             -        23,090
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (246)            -          (246)
                          ________     ________       ________      ________      ________

Net increase in cash
  and cash equivalents           -          227            834             -         1,061
Cash and cash equivalents
  at beginning of period         -          103         14,968             -        15,071
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $      -     $    330       $ 15,802      $      -      $ 16,132



                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                             Quarter Ended March 31, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash (Used In) Provided
By Operating Activities   $ (6,174)    $    294       $ (2,395)     $      -      $ (8,275)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment         (197)         (86)          (895)            -        (1,178)
Proceeds from sale of
  property, plant and
  equipment                      -            -             12             -            12
                          ________     ________       ________      ________      ________
Net cash used in
  investing activities        (197)        (86)           (883)            -        (1,166)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                2,431            -              -             -         2,431
Net increase in other
  bank borrowings               11            -              -             -            11
Proceeds from issuance
  of long-term debt              -            -            427             -           427
                          ________     ________       ________      ________      ________
Net cash provided by
  financing activities       2,442            -            427             -         2,869
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -            (53)            -           (53)
                          ________     ________       ________      ________      ________

Net (decrease) increase
  in cash and cash
  equivalents               (3,929)         208         (2,904)            -        (6,625)
Cash and cash equivalents
  at beginning of period     9,072          149          6,542             -        15,763
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  5,143     $    357       $  3,638      $      -      $  9,138

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 1998 and 1997.

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Discussions containing such forward-looking statements may be found in this section, as well as elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

   In connection with the acquisition of the Company by AIPAC and the Marion Acquisition, the assets and liabilities of the acquired companies have been adjusted to their estimated fair values. Also, upon emergence from bankruptcy in 1994, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1998 and December 31, 1997 were as follows:

                                   March 31,      December 31,
                                     1998             1997
                                      (Dollars in Thousands)

   Working capital                 $135,809         $120,883
   Current ratio                   3.5 to 1         2.9 to 1

   The increase in the current ratio was primarily due to the payment of interest on the Senior Notes which was financed through long-term debt borrowings and other reductions in accounts payable and accrued expenses.

   Equipment Assurance Limited has pledged $1,056,000 of its cash to secure its reimbursement obligations for outstanding letters of credit at March 31, 1998. This collateral amount is classified as Restricted Funds on Deposit in the Consolidated Condensed Balance Sheets.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the Revolving Credit Facility (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings
(Loss) Before Income Taxes to Adjusted EBITDA:

                                          Quarter Ended March 31,
                                          1998           1997
                                                     (Predecessor)
                                           (Dollars in Thousands)

Earnings (loss) before income taxes     $ (9,288)      $  1,578
Non-cash expenses:
 Depreciation                              2,500          1,087
 Amortization                              1,315            267
 Non-cash stock compensation                   -            210
 (Gain) loss on sale of fixed assets         (23)            (5)
 Inventory fair value adjustment
  charged to cost of products sold         6,925              -
Interest expense                           4,469          1,914
                                        ________       ________

Adjusted EBITDA                         $  5,898       $  5,051


   The Company entered into a three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at March 31, 1998 were $44,500,000 at a weighted average interest rate of 8.6%. The issuance of standby letters of credit reduces the amount available for direct borrowings under the Revolving Credit Facility. At March 31, 1998, there were $4,023,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at March 31, 1998 was $26,477,000.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors, and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). Interest thereon is payable each March 15 and September 15.

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

   Capital Resources

   At March 31, 1998, the Company had approximately $4,696,000 of open capital appropriations. Of this amount, approximately $1,952,000 relates to the installation of Marion equipment being transferred to the Company's South Milwaukee, Wisconsin manufacturing facility and to Boonville Mining Services, Inc., a wholly-owned subsidiary of the Company located in Boonville, Indiana. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involves a $20,000,000 investment in the latest technology in the machine tool industry. The program is aimed at reduced lead times, quicker turnaround, reduced in-process inventory and overall cost reduction. The Company has spent approximately $5,700,000 to date on this program with the remaining amount to be spent in the next several years.

Capitalization

   The long-term debt to equity ratio at March 31, 1998 and December 31, 1997 was 1.6 to 1 and 1.3 to 1, respectively. The long-term debt to total capitalization ratio at March 31, 1998 and December 31, 1997 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 1998 were $73,700,000 compared with $59,886,000 for the first quarter of 1997. Sales of repair parts and services were $51,415,000, which is an increase of $14,023,000 or 37.5% from $37,392,000 for the first quarter of 1997. The increase in repair parts and service sales was primarily due to the acquisition of Marion. Machine sales were $22,285,000, which is a decrease of .9% from the first quarter of 1997.

   Cost of Products Sold

   Cost of products sold for the first quarter of 1998 was $66,581,000 or 90.3% of net sales compared with $48,005,000 or 80.2% of net sales for the first quarter of 1997. Included in cost of products sold for 1998 were charges of $6,925,000 as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustment was made as a result of the acquisition of the Company by AIPAC. Excluding the effects of the inventory fair value adjustment, cost of products sold as a percentage of net sales was 80.9%. Also included in cost of products sold for 1998 was $1,022,000 of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the first quarter of 1998 were $12,173,000 or 16.5% of net sales compared with $8,653,000 or 14.4% of net sales for the first quarter of 1997. The dollar increase for the first quarter of 1998 was primarily due to increased expenses to support the Marion business acquired, and increased non-cash amortizations of goodwill, intangible assets and financing fees that were recorded in connection with the acquisition of the Company by AIPAC.

   Interest Expense

   Interest expense for the first quarter of 1998 was $4,469,000 compared with $1,914,000 for the first quarter of 1997. Included in interest expense for 1998 was $3,616,000 related to the Senior Notes.

   Income Taxes (Benefit)

   Income tax expense (benefit) consists primarily of foreign taxes at applicable statutory rates, and is net of a $658,000 benefit related to the foreign fair value adjustment to inventory charged to cost of products sold in the first quarter of 1998. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the first quarter of 1998 was $9,069,000 compared with net earnings of $915,000 for the first quarter of 1997. Net loss for the first quarter of 1998 includes $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 1998 and 1997 were $3,815,000 and $1,354,000, respectively.

   Backlog and New Orders

   The Company's consolidated backlog at March 31, 1998 was $207,537,000 compared with $216,021,000 at December 31, 1997 and $160,155,000 at March 31,
1997. Machine backlog at March 31, 1998 was $83,892,000, which is a decrease of 13.7% from December 31, 1997 and an increase of 86.7% from March 31, 1997. The decrease in machine backlog from December 31, 1997 was in both electric mining shovel and blast hole drill volume. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion by December 31, 1999. Included in backlog at March 31, 1998 and December 31, 1997 was $50,096,000 and $51,644,000, respectively, related to this machine. Repair parts and service backlog at March 31, 1998 was $123,645,000, which is an increase of 4.0% from December 31, 1997 and an increase of 7.3% from March 31, 1997.

   New orders for the first quarter of 1998 were $65,216,000, which is an increase of 6.4% from the first quarter of 1997. New machine orders were $9,022,000, which is a decrease of 51.0% from the first quarter of 1997. As a result of a decline in copper and coal prices in 1997 from historically high levels, the demand for machines from these market segments has been low. New repair parts and service orders for the first quarter of 1998 were $56,194,000, which is an increase of 30.9% from the first quarter of 1997.
The increase in new orders was primarily due to the acquisition of Marion.

Year 2000 Issues

   The Company is in the process of implementing a plan to improve its existing computer system. While the primary purpose of the change is to improve the efficiency and effectiveness of the Company's system, year 2000 issues are also being addressed at this time. Implementation of the plan is expected to be completed by the first quarter of 1999, primarily through the redeployment of internal Company personnel. The estimated incremental cost of this project is $2,600,000.

Translation of Brazil Financial Statements

   The Company has operations in Brazil, whose economy has been considered highly inflationary by management through December 31, 1997 for purposes of translating Brazilian financial statements from Brazilian Reals into U.S. dollars. Effective January 1, 1998, the Company no longer believes that Brazil's economy is highly inflationary. The effect of this change on the consolidated financial statements was not material.

Marion Acquisition

   As planned, the Company closed down the operations in Marion, Ohio at year-end of 1997. During the first quarter of 1998, the Company moved certain equipment to its South Milwaukee, Wisconsin and Boonville, Indiana locations, sold the remaining Marion, Ohio equipment for approximately $4,000,000 and has transitioned the manufacturing, engineering, selling and administrative functions to South Milwaukee, Wisconsin.

                                   PART II
                             OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On March 17, 1998, the Company sold 7,800 shares of common stock to eight members of management of the Company at a price of $100 per share. Exemption from registration of the shares sold under the Securities Act of 1933 (the "Securities Act") is claimed under
        Section 4(2) of the Securities Act because the offer and sale thereof was restricted to a limited number of individuals, all of whom were members of management of the Company, without any advertising or other selling efforts commonly associated with a "public offering".

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the first quarter of 1998.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 13, 1998                /s/Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 13, 1998                /s/Willard R. Hildebrand
                                     President and Chief Executive Officer

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1998

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

 3.4  Certificate of Amendment     Exhibit 3.4
      to Restated Certificate      to Registrant's
      of Incorporation adopted     Annual Report on
      March 17, 1998.              Form 10-K for
                                   the year ended
                                   December 31, 1997.

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

10.1  Credit Agreement dated       Exhibit 3.2 to
      September 24, 1997 between   Registrant's
      Bank One, Wisconsin and      Current Report
      Registrant.                  on Form 8-K
                                   filed with the
                                   Commission on
                                   October 10, 1997.

10.2  Management Services          Exhibit 10.2 to
      Agreement by and among       Registration
      Registrant, Boonville        Statement on
      Mining Services, Inc.,       Form S-4 of
      Minserco, Inc. and           Registrant,
      Von's Welding, Inc. and      Boonville Mining
      American Industrial          Services, Inc.,
      Partners.                    Minserco, Inc., and
                                   Von's Welding, Inc.
                                   (SEC Registration
                                   No. 333-39359)

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

10.14 Annual Management Incentive  Exhibit 10.14
      Plan for 1997, adopted by    to Registrant's
      Board of Directors           Annual Report on
      February 5, 1997.            Form 10-K for
                                   the year ended
                                   December 31, 1997.

10.15 Amendment No. 1 dated        Exhibit 10.15
      March 5, 1998 to Employment  to Registrant's
      Agreement dated March 11,    Annual Report on
      1996 between Registrant      Form 10-K for
      and W. R. Hildebrand.        the year ended
                                   December 31, 1997.

10.16 Amendment No. 1 dated        Exhibit 10.16
      March 17, 1998 to Employment to Registrant's
      Agreement dated November 7,  Annual Report on
      1996 between Registrant      Form 10-K for
      and D. J. Smoke.             the year ended
                                   December 31, 1997.

10.17 1998 Management Stock Option Exhibit 10.17
      Plan.                        to Registrant's
                                   Annual Report on
                                   Form 10-K for
                                   the year ended
                                   December 31, 1997.

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