Form 10-Q
period 1998-06-30
BUCYRUS INTERNATIONAL INC
filed 1998-08-11
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

          Class                                 Outstanding August 10, 1998

Common Stock, $.01 par value                             1,438,100

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 1998
           and 1997                                                  4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and six months ended
           June 30, 1998 and 1997                                    5

           Consolidated Condensed Balance Sheets -
           June 30, 1998 and December 31, 1997                     6-7

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 1998 and 1997                 8-9

           Notes to Consolidated Condensed Financial
           Statements                                            10-24

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  25-30


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                 31

         Item 6 - Exhibits and Reports on Form 8-K                  31

         Signature Page                                             32

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                                  Quarter Ended June 30,    Six Months Ended June 30,
                                 1998            1997          1998          1997
                                             (Predecessor)               (Predecessor)
Revenues:
  Net sales                   $   80,041      $   83,876    $  153,741    $  143,762
  Other income                       281             351           516           615
                              __________      __________    __________    __________

                                  80,322          84,227       154,257       144,377
                              __________      __________    __________    __________
Costs and Expenses:
  Cost of products sold           63,538          68,256       130,119       116,261
  Product development, selling,
    administrative and
    miscellaneous expenses        11,475           9,692        23,648        18,345
  Interest expense                 4,735           2,042         9,204         3,956
                              __________      __________    __________    __________

                                  79,748          79,990       162,971       138,562
                              __________      __________    __________    __________
Earnings (loss) before
  income taxes                       574           4,237        (8,714)        5,815

Income taxes                         867           1,729           648         2,392
                              __________      __________    __________    __________

Net earnings (loss)           $     (293)     $    2,508    $   (9,362)   $    3,423


Net earnings (loss) per share
  of common stock:

    Basic                     $     (.20)     $      .24    $    (6.53)   $      .33


    Diluted                   $     (.20)     $      .24    $    (6.53)   $      .33


                    See notes to consolidated condensed financial statements.

                         BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                 ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)
                                  Quarter Ended June 30,    Six Months Ended June 30,
                                 1998            1997          1998          1997
                                             (Predecessor)               (Predecessor)

Net earnings (loss)           $     (293)     $    2,508    $   (9,362)   $    3,423

Other comprehensive income
  (loss) - foreign currency
  translation adjustments,
  net of income taxes             (4,209)           (529)     (4,590)           (237)
                              __________      __________    __________    __________

Comprehensive income (loss)   $   (4,502)     $    1,979    $  (13,952)   $    3,186


                     See notes to consolidated condensed financial statements.

                                 BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                                June 30,        December 31,                                      June 30,       December 31,
                                  1998              1997                                            1998             1997
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                    SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $ 19,484          $ 15,071         Accounts payable and
 Receivables                      58,689            49,443          accrued expenses              $ 50,610         $ 51,906
 Inventories                     108,020           115,015         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             5,122             4,496          and warranties                  14,833            8,316
                                ________          ________         Income taxes                      2,549            2,070
                                                                   Short-term obligations              433              583
 Total Current Assets            191,315           184,025         Current maturities of
                                                                    long-term debt                     427              267
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                         383             1,056          Liabilities                     68,852           63,142
 Goodwill                         66,616            65,929
 Intangible assets - net          43,684            44,796        LONG-TERM LIABILITIES:
 Other assets                     12,408            12,677         Liabilities to customers on
                                ________          ________          uncompleted contracts
                                                                    and warranties                   3,567            3,850
                                 123,091           124,458         Postretirement benefits          15,119           14,665
                                                                   Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                      and other                       15,668           17,585
 Cost                            106,901            99,339                                        ________         ________
 Less accumulated
  depreciation                    (6,464)           (1,715)                                         34,354           36,100
                                ________          ________        LONG-TERM DEBT, less
                                                                   current maturities              192,556          174,612
                                 100,437            97,624
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,600,000 shares, issued and
                                                                    outstanding 1,438,100 shares
                                                                    at June 30, 1998; authorized
                                                                    1,000 shares, issued and
                                                                    outstanding 1,000 shares
                                                                    at December 31, 1997                14                -

                                                                   Additional paid-in capital     $143,796         $143,030
                                                                   Accumulated deficit             (16,520)          (7,158)
                                                                   Cumulative translation
                                                                    adjustment                      (8,209)          (3,619)
                                                                                                  ________         ________

                                                                                                   119,081          132,253
                                ________          ________                                        ________         ________

                                $414,843          $406,107                                        $414,843         $406,107


                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                             Six Months Ended June 30,
                                             1998                 1997
                                                              (Predecessor)

Net Cash Used In Operating Activities     $   (8,549)          $  (10,516)
                                          __________           __________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit          673                    -
Purchases of property, plant
  and equipment                               (6,724)              (2,433)
Proceeds from sale of property, plant
  and equipment                                1,188                   34
Purchase of Von's Welding, Inc., net
  of cash acquired                                 -                 (818)
                                          __________           __________

Net cash used in investing activities         (4,863)              (3,217)
                                          __________           __________
Cash Flows From Financing Activities
Proceeds from issuance of project
  financing obligations                            -                5,672
Net increase in long-term debt and
  other bank borrowings                       17,954                3,673
Proceeds from issuance of common
  stock                                          780                    -
                                          __________           __________
Net cash provided by financing
  activities                                  18,734                9,345
                                          __________           __________
Effect of exchange rate
  changes on cash                               (909)                 (25)
                                          __________           __________
Net increase (decrease) in
  cash and cash equivalents                    4,413               (4,413)
Cash and cash equivalents at
  beginning of period                         15,071               15,763
                                          __________           __________
Cash and cash equivalents at
  end of period                           $   19,484           $   11,350



Supplemental Disclosures of Cash Flow Information

                                             1998                 1997
Cash paid during the period for:
  Interest                                $    8,763           $      334
  Income taxes - net of refunds                  142                  839


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

   The consolidated condensed financial statements as of June 30, 1998 and December 31, 1997 and for the quarter and six months ended June 30, 1998 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by AIPAC. The Predecessor consolidated condensed financial statements for the quarter and six months ended June 30, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated condensed financial statements for periods subsequent to the date of the consummation of the AIP Tender Offer are not comparable to the consolidated condensed financial statements of the Predecessor.

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

4. Inventories consist of the following:

                                     June 30,       December 31,
                                       1998             1997
                                         (Dollars in Thousands)

   Raw materials and parts           $ 16,078         $ 14,896
   Costs relating to
     uncompleted contracts             10,700            4,861
   Customers' advances offset
     against costs incurred on
     uncompleted contracts             (6,795)          (2,976)
   Work in process                     20,394           21,238
   Finished products (primarily
     replacement parts)                67,643           76,996


                                     $108,020         $115,015


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

6. Basic net earnings (loss) per share of common stock were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share of common stock were calculated after giving effect to dilutive securities. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings (loss) per share of common stock calculations:

                       Quarters Ended June 30,    Six Months Ended June 30,
                          1998         1997          1998         1997
                                  (Predecessor)               (Predecessor)
                                  (Dollars in Thousands, Except
                                       Per Share Amounts)
Basic

 Net earnings (loss)   $     (293)  $    2,508    $   (9,362)  $    3,423


 Weighted average
  shares outstanding    1,438,100   10,267,907     1,434,868   10,255,200


 Net earnings (loss)
  per share            $     (.20)  $      .24    $    (6.53)  $      .33


Diluted

 Net earnings (loss)   $     (293)  $    2,508    $   (9,362)  $    3,423


 Weighted average shares
  outstanding - basic   1,438,100   10,267,907     1,434,868   10,255,200

 Effect of dilutive
  securities - stock
  options, stock
  appreciation rights
  and restricted stock          -      139,466             -       90,193


 Weighted average shares
  outstanding - diluted 1,438,100   10,407,373     1,434,868   10,345,393


 Net earnings (loss)
  per share            $     (.20)  $      .24    $    (6.53)  $      .33


7. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   SFAS 133 is effective for fiscal years beginning after June 15, 1999.
   The Company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

   The Company has not yet quantified the effects of adopting SFAS 133 on its consolidated financial statements and has not determined the timing of or method of adoption of SFAS 133.

   The Company will also be required to adopt Statement of Position
   No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") no later than January 1, 1999. The Company is currently reviewing its accounting for costs of computer software developed or obtained for internal use for compliance with the guidelines established in the SOP.

8. On September 23, 1997, Minserco, a wholly-owned subsidiary of the Company, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputed the Findings of Fact and Conclusions of Law entered by the Texas Court and had appealed the case to the United States Court of Appeals for the Fifth Circuit. On
   November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. On June 19, 1998, the Company and Minserco settled the Minserco Litigation, and all claims against either the Company or Minserco were dismissed with prejudice.

   During the three months ended June 30, 1998, the Company refined the preliminary purchase price allocation to reflect this settlement as well as other minor items resulting from the acquisition by AIPAC.

9. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 49,117     $  8,011       $ 36,231      $(13,318)     $ 80,041
  Other income                 779            -            214          (712)          281
                          ________     ________       ________      ________      ________

                            49,896        8,011         36,445       (14,030)       80,322
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     40,012        6,816         29,628       (12,918)       63,538
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 6,609          777          4,089             -        11,475
  Interest expense           4,636          129            682          (712)        4,735
                          ________     ________       ________      ________      ________

                            51,257        7,722         34,399       (13,630)       79,748
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries (1,361)         289          2,046          (400)          574
Income taxes                    17          115            735             -           867
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries (1,378)         174          1,311          (400)         (293)

Equity in net earnings of
  consolidated subsidiaries  1,485            -              -        (1,485)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $    107     $    174       $  1,311      $ (1,885)     $   (293)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                             Quarter Ended June 30, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 53,336     $  8,433       $ 31,500      $ (9,393)     $ 83,876
  Other income                 507            1             84          (241)          351
                          ________     ________       ________      ________      ________

                            53,843        8,434         31,584        (9,634)       84,227
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     45,591        7,106         24,820        (9,261)       68,256
  Product development,
    selling, administrative
    and miscellaneous
    expenses                 5,340          798          3,534            20         9,692
  Interest expense           1,916           84            283          (241)        2,042
                          ________     ________       ________      ________      ________

                            52,847        7,988         28,637        (9,482)       79,990
                          ________     ________       ________      ________      ________

Earnings before income
  taxes and equity in
  net earnings of
  consolidated subsidiaries    996          446          2,947          (152)        4,237
Income taxes                   493          173          1,063             -         1,729
                          ________     ________       ________      ________      ________

Earnings before equity
  in net earnings of
  consolidated subsidiaries    503          273          1,884          (152)        2,508

Equity in net earnings of
  consolidated subsidiaries  2,157            -              -        (2,157)            -
                          ________     ________       ________      ________      ________

Net earnings              $  2,660     $    273       $  1,884      $ (2,309)     $  2,508

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                   Six Months Ended June 30, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 93,871     $ 16,175       $ 69,534      $(25,839)     $153,741
  Other income               1,529            1            414        (1,428)          516
                          ________     ________       ________      ________      ________

                            95,400       16,176         69,948       (27,267)      154,257
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     81,965       14,196         59,247       (25,289)      130,119
  Product development,
    selling, administrative
    and miscellaneous
    expenses                13,925        1,551          8,172             -        23,648
  Interest expense           9,011          249          1,372        (1,428)        9,204
                          ________     ________       ________      ________      ________

                           104,901       15,996         68,791       (26,717)      162,971
                          ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries (9,501)         180          1,157          (550)       (8,714)
Income taxes                   198           72            378             -           648
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries (9,699)         108            779          (550)       (9,362)

Equity in net earnings of
  consolidated subsidiaries    887            -              -          (887)            -
                          ________     ________       ________      ________      ________

Net earnings (loss)       $ (8,812)    $    108       $    779      $ (1,437)     $ (9,362)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                            Six Months Ended June 30, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales               $ 87,590     $ 16,591       $ 55,812      $(16,231)     $143,762
  Other income                 922            1            168          (476)          615
                          ________     ________       ________      ________      ________

                            88,512       16,592         55,980       (16,707)      144,377
                          ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold     74,144       14,004         44,269       (16,156)      116,261
  Product development,
    selling, administrative
    and miscellaneous
    expenses                10,302        1,312          6,709            22        18,345
  Interest expense           3,775          159            498          (476)        3,956
                          ________     ________       ________      ________      ________

                            88,221       15,475         51,476       (16,610)      138,562
                          ________     ________       ________      ________      ________

Earnings before income
  taxes and equity
  in net earnings of
  consolidated subsidiaries    291        1,117          4,504           (97)        5,815
Income taxes                   363          435          1,594             -         2,392
                          ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (72)         682          2,910           (97)        3,423

Equity in net earnings of
  consolidated subsidiaries  3,592            -              -        (3,592)            -
                          ________     ________       ________      ________      ________

Net earnings              $  3,520     $    682       $  2,910      $ (3,689)     $  3,423


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           June 30, 1998
                                       (Dollars in Thousands)

                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash
    equivalents           $      -     $     27       $ 19,457      $      -      $ 19,484
  Receivables               34,184        4,205         20,300             -        58,689
  Intercompany receivables  56,120        1,873            955       (58,948)            -
  Inventories               68,021        1,919         38,183          (103)      108,020
  Prepaid expenses and
    other current assets       640          331          4,151             -         5,122
                          ________     ________       ________      ________      ________

  Total Current Assets     158,965        8,355         83,046       (59,051)      191,315

OTHER ASSETS:
  Restricted funds on deposit    -            -            383             -           383
  Goodwill                  66,616            -              -             -        66,616
  Intangible assets - net   43,505          179              -             -        43,684
  Other assets               9,796            -          2,612             -        12,408
  Investment in
    subsidiaries            31,282            -              -       (31,282)            -
                          ________     ________       ________      ________      ________

                           151,199          179          2,995       (31,282)      123,091

PROPERTY, PLANT AND
 EQUIPMENT - net            85,097        4,836         10,504             -       100,437
                          ________     ________       ________      ________      ________

                          $395,261     $ 13,370       $ 96,545      $(90,333)     $414,843

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 36,617     $  2,441       $ 11,674      $   (122)     $ 50,610
  Intercompany payables          -        9,381         46,090       (55,471)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties          13,396          450            987             -        14,833
  Income taxes                 376           10          2,163             -         2,549
  Short-term obligations       433            -              -             -           433
  Current maturities of
    long-term debt             161            -            266             -           427
                          ________     ________       ________      ________      ________

  Total Current
    Liabilities             50,983       12,282         61,180       (55,593)       68,852

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties           2,992            -            575             -         3,567
  Postretirement benefits   14,553            -            566             -        15,119
  Deferred expenses and
    other                   13,905          276          1,487             -        15,668
                          ________     ________       ________      ________      ________

                            31,450          276          2,628             -        34,354

LONG-TERM DEBT, less
  current maturities       190,289            -          2,267             -       192,556

COMMON SHAREHOLDERS'
  INVESTMENT               122,539          812         30,470       (34,740)      119,081
                          ________     ________       ________      ________      ________

                          $395,261     $ 13,370       $ 96,545      $(90,333)     $414,843

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

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses      $ 38,858     $  2,362       $ 10,550      $    136      $ 51,906
  Intercompany payables        105        6,042         49,055       (55,202)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties           7,086           31          1,199             -         8,316
  Income taxes                 359           59          1,652             -         2,070
  Short-term obligations       409            -            174             -           583
  Current maturities of
    long-term debt               -            -            267             -           267
                          ________     ________       ________      ________      ________

  Total Current
    Liabilities             46,817        8,494         62,897       (55,066)       63,142

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties           3,270            -            580             -         3,850
  Postretirement benefits   14,099            -            566             -        14,665
  Deferred expenses and
    other                   15,820          412          1,353             -        17,585
                          ________     ________       ________      ________      ________

                            33,189          412          2,499             -        36,100

LONG-TERM DEBT, less
  current maturities       172,215            -          2,397             -       174,612

COMMON SHAREHOLDERS'
  INVESTMENT               135,960        2,721         31,372       (37,800)      132,253
                          ________     ________       ________      ________      ________

                          $388,181     $ 11,627       $ 99,165      $(92,866)     $406,107

                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 1998
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Used In
Operating Activities      $(14,073)    $  1,136       $  4,388      $      -      $ (8,549)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               -            -            673             -           673
Purchases of property,
  plant and equipment       (4,965)      (1,212)          (547)            -        (6,724)
Proceeds from sale of
  property, plant and
  equipment                      -            -          1,188             -         1,188
                          ________     ________       ________      ________      ________
Net cash provided by
  (used in) investing
  activities                (4,965)      (1,212)         1,314             -        (4,863)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings           18,258            -           (304)            -        17,954
Proceeds from issuance
  of common stock              780            -              -             -           780
                          ________     ________       ________      ________      ________
Net cash provided by
  financing activities      19,038            -           (304)            -        18,734
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -           (909)            -          (909)
                          ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                    -          (76)         4,489             -         4,413
Cash and cash equivalents
  at beginning of period         -          103         14,968             -        15,071
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $      -     $     27       $ 19,457      $      -      $ 19,484


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                            Six Months Ended June 30, 1997 - Predecessor
                                       (Dollars in Thousands)
                           Parent     Guarantor        Other                    Consolidated
                          Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash (Used In) Provided
By Operating Activities   $ (9,384)    $    356       $ (1,488)     $      -      $(10,516)
                          ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment         (560)        (126)        (1,747)            -        (2,433)
Proceeds from sale of
  property, plant and
  equipment                      5            -             29             -            34
Purchase of Von's
  Welding, Inc., net
  of cash acquired            (818)           -              -             -          (818)
                          ________     ________       ________      ________      ________
Net cash used in
  investing activities      (1,373)       (126)         (1,718)            -        (3,217)
                          ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                5,672            -              -             -         5,672
Net increase in long-term
  debt and other bank
  borrowings                   794            -          2,879             -         3,673
                          ________     ________       ________      ________      ________
Net cash provided by
  financing activities       6,466            -          2,879             -         9,345
                          ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                -            -            (25)            -           (25)
                          ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents               (4,291)         230           (352)            -        (4,413)
Cash and cash equivalents
  at beginning of period     9,072          149          6,542             -        15,763
                          ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period        $  4,781     $    379       $  6,190      $      -      $ 11,350


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarters and six months ended June 30, 1998 and 1997.

   This Report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. Discussions containing such forward-looking statements may be found in this section, as well as elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this Report, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption "Item 1. Business," and in the Prospectus contained in the Registration Statement on Form S-4 filed by the Registrant on November 12, 1997 (Registration No. 333-39359) under the captions "Risk Factors -- Substantial Leverage; Restrictive Loan Covenants," "-- Realization of Benefits of the Marion Acquisition; Integration of Marion," "-- Cyclical Nature of Industry; Potential Fluctuations in Operating Results," "-- Foreign Operations," "-- Competition," "-- Principal Shareholder," "-- Environmental and Related Matters," and "-- Labor Relations". All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1998 and December 31, 1997 were as follows:

                          June 30,   December 31,
                            1998         1997
                          (Dollars in Thousands)

   Working capital        $122,463     $120,883
   Current ratio          2.8 to 1     2.9 to 1

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

                  Quarter Ended June 30,      Six Months Ended June 30,
                   1998           1997           1998           1997
                              (Predecessor)                 (Predecessor)
                                  (Dollars in Thousands)
Earnings (loss)
 before income
 taxes           $    574       $  4,237      $ (8,714)       $  5,815
Non-cash expenses:
 Depreciation       2,599          1,092         5,099           2,179
 Amortization       1,414            267         2,729             534
 Non-cash stock
  compensation          -            210             -             420
 (Gain) loss on sale
  of fixed assets     (12)             1           (35)             (4)
 Inventory fair
  value adjustment
  charged to cost
  of products
  sold                  -              -         6,925               -
Interest expense    4,735          2,042         9,204           3,956


Adjusted EBITDA  $  9,310       $  7,849      $ 15,208        $ 12,900


   The Company entered into a three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at June 30, 1998 were $39,400,000 at a weighted average interest rate of 8.5%. The issuance of standby letters of credit reduces the amount available for direct borrowings under the Revolving Credit Facility. At June 30, 1998, there were $3,375,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at June 30, 1998 was $24,912,500.

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

   Capital Resources

   At June 30, 1998, the Company had approximately $2,997,000 of open capital appropriations. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involves a $20,000,000 investment in the latest technology in the machine tool industry. The program is aimed at reduced lead times, quicker turnaround, reduced in-process inventory and overall cost reduction. The Company has spent approximately $5,700,000 to date on this program with the remaining amount to be spent in the next several years.

Capitalization

   The long-term debt to equity ratio at June 30, 1998 and December 31, 1997 was 1.6 to 1 and 1.3 to 1, respectively. The long-term debt to total capitalization ratio at June 30, 1998 and December 31, 1997 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and six months ended June 30, 1998 were $80,041,000 and $153,741,000, respectively, compared with $83,876,000 and
$143,762,000 for the quarter and six months ended June 30, 1997, respectively. Net sales of repair parts and services for the quarter and six months ended June 30, 1998 were $57,923,000 and $109,338,000, respectively, which is an increase of $6,701,000 or 13.1% and $20,724,000 or 23.4% from the quarter and six months ended June 30, 1997, respectively. Both increases in repair parts and service net sales were primarily due to the acquisition of Marion as well as increased activity on maintenance and repair contracts. Net machine sales for the quarter and six months ended June 30, 1998 were $22,118,000 and $44,403,000, respectively, which is a decrease of 32.3% and 19.5% from the quarter and six months ended June 30, 1997, respectively. The decreases were in both electric mining shovel and blast hole drill volume. As a result of a decline in copper and coal prices in 1997 from historically high levels, the demand for machines from these market segments has been low. In addition, economic and political problems in Asia have negatively impacted demand for the Company's machines.

   Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1998 was $63,538,000 or 79.4% of net sales compared with $68,256,000 or 81.4% of net sales for the quarter ended June 30, 1997. For the six months ended June 30, 1998, cost of products sold was $130,119,000 or 84.6% of net sales compared with $116,261,000 or 80.9% of net sales for the six months ended June 30, 1997. During the second quarter of 1998, the Company reduced cost of sales by $1,210,000 as a result of a change in the Company's short-term disability plan. Included in cost of products sold for the six months ended June 30, 1998 were charges of $6,925,000 recorded in the first quarter of 1998 as a result of the fair value adjustment to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustment was made as a result of the acquisition of the Company by AIPAC. Excluding the effects of the inventory fair value adjustment, cost of products sold for the six months ended June 30, 1998 as a percentage of net sales was 80.1%. Also included in cost of products sold for 1998 was $2,162,000 of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Product Development, Selling, Administrative and Miscellaneous Expenses

   Product development, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1998 were $11,475,000 or 14.3% of net sales compared with $9,692,000 or 11.6% of net sales for the quarter ended June 30, 1997. The amounts for the six months ended June 30, 1998 and 1997 were $23,648,000 or 15.4% of net sales and $18,345,000 or 12.8% of net sales, respectively. The amounts for the quarter and six months ended June 30, 1998 were reduced by $563,000 as a result of a change in the Company's short-term disability plan. The dollar increases in 1998 were primarily due to increased expenses to support the Marion business acquired, and increased non-cash amortizations of goodwill, intangible assets and financing fees that were recorded in connection with the acquisition of the Company by AIPAC.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 1998 was $4,735,000 and $9,204,000, respectively, compared with $2,042,000 and
$3,956,000 for the quarter and six months ended June 30, 1997, respectively. Included in interest expense for the quarter and six months ended June 30, 1998 was $3,615,000 and $7,231,000, respectively, related to the Senior Notes.

   Income Taxes

   For the quarter and six months ended June 30, 1998 and 1997, income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the quarter and six months ended June 30, 1998 was $293,000 and $9,362,000, respectively, compared with net earnings of $2,508,000 and $3,423,000 for the quarter and six months ended June 30, 1997, respectively. Included in net loss for the six months ended June 30, 1998 was $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 1998 were $4,013,000 and $7,828,000, respectively, compared with $1,359,000 and $2,713,000, respectively, for the quarter and six months ended June 30, 1997.

   Backlog and New Orders

   The Company's consolidated backlog on June 30, 1998 was $197,441,000 compared with $216,021,000 at December 31, 1997 and $215,767,000 at June 30,
1997. Machine backlog at June 30, 1998 was $79,637,000, which is a decrease of 18.0% from December 31, 1997 and a decrease of 23.2% from June 30, 1997. There has been a decrease in both electric mining shovel and blast hole drill backlog. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion by December 31, 1999. Included in backlog at June 30, 1998, December 31, 1997 and June 30, 1997 was $45,630,000,
$51,644,000 and $60,167,000, respectively, related to this machine. Repair parts and service backlog at June 30, 1998 was $117,804,000, which is a decrease of .9% from December 31, 1997 and an increase of 5.2% from June 30, 1997.

   New orders for the quarter and six months ended June 30, 1998 were $69,945,000 and $135,161,000, respectively, which is a decrease of 49.9% and 32.7% from the quarter and six months ended June 30, 1997, respectively. New machine orders for the quarter and six months ended June 30, 1998 were $17,863,000 and $26,885,000, respectively, which is a decrease of 80.5% and 75.5% from the quarter and six months ended June 30, 1997, respectively. Included in new machine orders for the quarter and six months ended June 30, 1997 was approximately $60,000,000 for the aforementioned 2570WS dragline. New machine orders for electric mining shovels and blast hole drills have decreased. As a result of a decline in copper and coal prices in 1997 from historically high levels, the demand for machines from these market segments has been low. In addition, economic and political problems in Asia have negatively impacted demand for the Company's machines. New repair parts and service orders for the quarter and six months ended June 30, 1998 were $52,082,000 and $108,276,000, respectively, which is an increase of 8.5% and 19.1% from the quarter and six months ended June 30, 1997, respectively. The increase in new repair parts and service orders was primarily due to the acquisition of Marion.

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

                                   PART II
                             OTHER INFORMATION


Item 1. Legal Proceedings.

        On September 23, 1997, Minserco, a wholly-owned subsidiary of the Company, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputed the Findings of Fact and Conclusions of Law entered by the Texas Court and had appealed the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. On June 19, 1998, the Company and Minserco settled the Minserco Litigation, and all claims against either the Company or Minserco were dismissed with prejudice.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the second quarter of 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    August 10, 1998            /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    August 10, 1998            /s/Willard R. Hildebrand
                                   Willard R. Hildebrand
                                   President and CEO

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1998

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

10.1  Credit Agreement dated            Exhibit 3.2 to
      September 24, 1997 between        Registrant's
      Bank One, Wisconsin and           Current Report
      Registrant ("Credit               on Form 8-K
      Agreement").                      filed with the
                                        Commission on
                                        October 10, 1997.

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

10.17 1998 Management Stock Option      Exhibit 10.17
      Plan.                             to Registrant's
                                        Annual Report on
                                        Form 10-K for
                                        the year ended
                                        December 31, 1997.

10.18 Standby Letter of Credit                                    X
      Agreement dated July 21, 1998
      between Marine Bank and Savings
      and Registrant.

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