Form 10-Q
period 1998-09-30
BUCYRUS INTERNATIONAL INC
filed 1998-11-16
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

          Class                                 Outstanding November 10, 1998

Common Stock, $.01 par value                             1,438,100

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 1998
           and 1997                                                  4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and nine months ended
           September 30, 1998 and 1997                               5

           Consolidated Condensed Balance Sheets -
           September 30, 1998 and December 31, 1997                6-7

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 1998 and 19978-9

           Notes to Consolidated Condensed Financial
           Statements                                            10-27

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  28-37


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                  38

         Signature Page                                             39

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                         Quarter                                  Nine Months
                          Ended     September 24-     July 1-        Ended     January 1 -
                      September 30, September 30,  September 23, September 30, September 23,
                          1998          1997           1997           1998        1997
                                                   (Predecessor)               (Predecessor)
Revenues:
  Net sales             $  76,149     $  10,429      $  67,703     $ 229,890    $ 211,465
  Other income                275            23            674           791        1,289
                        _________     _________      _________     _________    _________

                           76,424        10,452         68,377       230,681      212,754
                        _________     _________      _________     _________    _________
Costs and Expenses:
  Cost of products sold    60,737         7,437         55,254       190,856      171,515
  Product development,
   selling, administrative
   and miscellaneous
   expense                 11,182           790          8,770        34,830       27,115
  Interest expense          4,819           355          2,350        14,023        6,306
  Nonrecurring items            -             -         10,051             -       10,051
                        _________     _________      _________     _________    _________

                           76,738         8,582         76,425       239,709      214,987
                        _________     _________      _________     _________    _________
Earnings (loss) before
  income taxes               (314)        1,870         (8,048)       (9,028)      (2,233)

Income taxes                  554           601            249         1,202        2,641
                        _________     _________      _________     _________    _________

Net earnings (loss)     $    (868)    $   1,269      $  (8,297)    $ (10,230)   $  (4,874)


Net earnings (loss) per
  share of common stock:

    Basic               $    (.60)    $     .89      $    (.81)    $   (7.13)   $    (.48)


    Diluted             $    (.60)    $     .89      $    (.78)    $   (7.13)   $    (.47)

                     See notes to consolidated condensed financial statements.

              BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIESITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars In Thousands)
                         Quarter                                  Nine Months
                          Ended     September 24-     July 1-        Ended     January 1 -
                      September 30, September 30,  September 23, September 30, September 23,
                          1998          1997           1997          1998          1997
                                                   (Predecessor)               (Predecessor)
Net earnings (loss)     $   (868)     $   1,269      $  (8,297)    $ (10,230)   $  (4,874)

Other comprehensive
  income (loss) -
  foreign currency
  translation
  adjustments, net
  of income taxes           (618)           268         (1,202)       (5,208)      (1,439)
                        ________      _________      _________     _________    _________

Comprehensive income
  (loss)                $ (1,486)     $   1,537      $  (9,499)    $ (15,438)   $  (6,313)

                     See notes to consolidated condensed financial statements.

                                 BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                    September 30,    December 31,
                                  1998              1997                                            1998             1997
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                    SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $ 15,141          $ 15,071         Accounts payable and
 Receivables                      55,167            49,443          accrued expenses              $ 46,279         $ 51,906
 Inventories                     109,582           115,015         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             6,964             4,496          and warranties                  13,246            8,316
                                ________          ________         Income taxes                      1,341            2,070
                                                                   Short-term obligations              826              583
 Total Current Assets            186,854           184,025         Current maturities of
                                                                    long-term debt                     431              267
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                         473             1,056          Liabilities                     62,123           63,142
 Goodwill                         72,438            65,929
 Intangible assets - net          43,128            44,796        LONG-TERM LIABILITIES:
 Other assets                      9,651            12,677         Liabilities to customers on
                                ________          ________          uncompleted contracts
                                                                    and warranties                   5,636            3,850
                                 125,690           124,458         Postretirement benefits          14,538           14,665
                                                                   Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                      and other                       14,773           17,585
 Cost                            109,535            99,339                                        ________         ________
 Less accumulated
  depreciation                    (8,890)           (1,715)                                         34,947           36,100
                                ________          ________        LONG-TERM DEBT, less
                                                                   current maturities              198,524          174,612
                                 100,645            97,624
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,600,000 shares, issued and
                                                                    outstanding 1,438,100 shares
                                                                    at September 30, 1998; authorized
                                                                    1,000 shares, issued and
                                                                    outstanding 1,000 shares
                                                                    at December 31, 1997                14                -
                                                                   Additional paid-in capital      143,796          143,030
                                                                   Accumulated deficit             (17,388)          (7,158)
                                                                   Other aggregate
                                                                    comprehensive income            (8,827)          (3,619)
                                                                                                  ________         ________

                                                                                                   117,595          132,253
                                ________          ________                                        ________         ________

                                $413,189          $406,107                                        $413,189         $406,107

                                  See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                         Nine Months
                            Ended      September 24-  January 1 -
                        September 30,  September 30,  September 23,
                            1998           1997           1997
                                                      (Predecessor)

Net Cash Used In
  Operating Activities    $ (16,335)     $  (5,772)     $  (6,600)

Cash Flows From
  Investing Activities
Payment to cash out stock
  options and stock
  appreciation rights             -         (6,944)             -
Decrease in restricted
  funds on deposit              583             23              -
Purchases of property,
  plant and equipment        (9,578)           (38)        (4,331)
Proceeds from sale of
  property, plant
  and equipment               1,185             99          1,227
Acquisition of Bucyrus
  International, Inc.             -       (189,622)             -
Purchase of Von's Welding,
  Inc., net of cash
  acquired                        -              -           (841)
Purchase of surface mining
  equipment business of
  Global Technologies, Inc.       -              -        (36,720)
Receivable from Global
  Technologies,  Inc.             -              -         (5,275)
                          _________      _________      _________

Net cash used in investing
  activities                 (7,810)      (196,482)       (45,940)
                          _________      _________      _________

Cash Flows From Financing
  Activities
Proceeds from issuance
  of project financing
  obligations                     -              -          5,672
Net increase in long-term
  debt and other bank
  borrowings                 24,319        112,687          2,206
Payment of acquisition and
  refinancing expenses            -         (9,678)        (1,476)
Payment of bridge loan fees       -              -         (3,361)
(Payment of) proceeds from
  bridge loan                     -        (45,000)        45,000
Proceeds from issuance of
  common stock                  780              -              -
Capital contribution              -        143,030              -
                          _________      _________      _________

Net cash provided by
  financing activities       25,099        201,039         48,041
                          _________      _________      _________

Effect of exchange rate
  changes on cash              (884)           (77)           417
                          _________      _________      _________

Net increase (decrease) in
  cash and cash equivalents      70         (1,292)        (4,082)
Cash and cash equivalents
  at beginning of period     15,071         11,681         15,763
                          _________      _________      _________
Cash and cash equivalents
  at end of period        $  15,141      $  10,389      $  11,681


Supplemental Disclosures of
  Cash Flow Information

Cash paid during the
  period for:
    Interest              $  16,966      $   2,023      $   3,881
    Income taxes - net
      of refunds              1,158              -          1,218



Supplemental Schedule of Noncash Investing and Financing Activities

On August 26, 1997, the Company purchased certain assets and liabilities of the surface mining equipment business of Global Industrial Technologies, Inc. ("Global" see Note 3). In conjunction with the acquisition, liabilities were assumed as follows:

                                                     1997

    Fair value of assets acquired                 $   52,406
    Cash paid - net of receivable from Global        (36,720)


    Liabilities assumed                           $   15,686


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

   The consolidated condensed financial statements as of September 30, 1998 and December 31, 1997 and for the quarter and nine months ended
   September 30, 1998 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by AIPAC. The Predecessor consolidated condensed financial statements for the period January 1, 1997 to September 23, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated condensed financial statements for periods subsequent to the date of the consummation of the AIP Tender Offer are not comparable to the consolidated condensed financial statements of the Predecessor.

   On August 26, 1997, the Company consummated the acquisition (the "Marion Acquisition") of certain assets and liabilities of The Marion Power Shovel Company, a subsidiary of Global Industrial Technologies, Inc. ("Global"), and of certain subsidiaries and divisions of Global that represented Global's surface mining equipment business in Australia, Canada and South Africa (collectively referred to herein as "Marion"). The Company financed the Marion Acquisition and related expenses by utilizing on August 26, 1997 an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997. The acquisition of Marion by the Company was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed by the Company were recorded at their estimated fair values.

   During the nine months ended September 30, 1998, the Company finalized the allocations of the purchase prices relating to the acquisition of the Company by AIPAC and the Marion Acquisition. The adjustments primarily related to warranty, severance and litigation accruals and resulted in a net increase to goodwill of $8,488,000.

4. Inventories consist of the following:

                                     September 30,  December 31,
                                         1998           1997
                                          (Dollars in Thousands)

   Raw materials and parts             $  16,452      $  14,896
   Costs relating to uncompleted
     contracts                             7,312          4,861
   Customers' advances offset against
     costs incurred on uncompleted
     contracts                            (6,493)        (2,976)
   Work in process                        23,102         21,238
   Finished products (primarily
     replacement parts)                   69,209         76,996


                                       $ 109,582      $ 115,015


   In connection with the acquisition of the Company by AIPAC, inventories were adjusted to estimated fair value. This adjustment was charged to cost of products sold as the inventory was sold. At December 31, 1997, the remaining estimated fair value adjustment included in inventory was $6,925,000, all of which was charged to cost of products sold during the quarter ended March 31, 1998.

5. On March 17, 1998, the Company's Board of Directors authorized a stock split which increased the number of authorized shares of common stock of the Company to 1,600,000 shares. Simultaneous with this authorization, AIPAC cancelled 9.976% of its interest in its 1,000 shares of common stock of the Company and received 1,430,300 shares for its remaining interest. Also on this date, certain members of management of the Company purchased 7,800 shares of common stock of the Company which increased the number of issued and outstanding common shares to 1,438,100.

6. Basic net earnings (loss) per share of common stock were computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share of common stock were calculated after giving effect to dilative securities. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings (loss) per share of common stock calculations:

                             Quarter                                  Nine Months
                              Ended     September 24-    July 1 -       Ended      January 1 -
                          September 30, September 30,  September 23, September 30, September 23,
                              1998          1997           1997          1998         1997
                                                   (Predecessor)               (Predecessor)
Basic

  Net earnings (loss)      $     (868)   $    1,269     $   (8,297)   $  (10,230)   $   (4,874)


  Weighted average
   shares outstanding       1,438,100     1,430,300     10,267,907     1,435,957    10,259,260


  Net earnings (loss)
   per share               $     (.60)   $      .89     $     (.81)   $    (7.13)   $     (.48)


Diluted

  Net earnings (loss)      $     (868)   $    1,269     $   (8,297)   $  (10,230)   $  ( 4,874)


  Weighted average shares
   outstanding - basic      1,438,100     1,430,300     10,267,907     1,435,957    10,259,260

  Effect of dilutive
   securities - stock
   options, stock
   appreciation rights
   and resticted stock              -             -        355,087             -       174,840
                           __________    __________     __________    __________    __________

  Weighted average shares
   outstanding - diluted    1,438,100     1,430,300     10,622,994     1,435,957    10,434,100


  Net earnings (loss)
   per share               $     (.60)   $      .89     $     (.78)   $    (7.13)   $     (.47)

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

   Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 will not have a material effect on the Company's financial position or results of operations.

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

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                  Quarter Ended September 30, 1998
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $ 50,015     $ 11,114       $ 28,688      $(13,668)     $ 76,149
  Other income                   1,052            -            273        (1,050)          275


                                51,067       11,114         28,961       (14,718)       76,424


Costs and Expenses:
  Cost of products sold         40,105        9,904         24,446       (13,718)       60,737
  Product development,
    selling, administrative
    and miscellaneous
    expenses                     7,430          517          3,235             -        11,182
  Interest expense               4,734          225            910        (1,050)        4,819


                               52,269       10,646         28,591       (14,768)       76,738


Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (1,202)         468            370            50          (314)
Income taxes (benefit)            (96)         187            463             -           554


Earnings (loss) before
  equity in net earnings
  of consolidated
  subsidiaries                 (1,106)         281            (93)           50          (868)

Equity in net earnings
  of consolidated
  subsidiaries                    188            -              -          (188)            -


Net earnings (loss)          $   (918)    $    281       $    (93)     $   (138)     $   (868)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                      For the Period September 24, 1997 to September 30, 1997
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $  6,615     $    782       $  4,286      $ (1,254)     $ 10,429
  Other income                     62            -             14           (53)           23


                                6,677          782          4,300        (1,307)       10,452


Costs and Expenses:
  Cost of products sold         4,774          632          3,226        (1,195)        7,437
  Product development,
    selling, administrative
    and miscellaneous
    expenses                      496           34            260             -           790
  Interest expense                340            8             60           (53)          355


                                5,610          674          3,546        (1,248)        8,582


Earnings before income
  taxes and equity in
  net earnings of
  consolidated subsidiaries     1,067          108            754           (59)        1,870
Income taxes                      373           42            186             -           601


Earnings before equity
  in net earnings of
  consolidated subsidiaries       694           66            568           (59)        1,269

Equity in net earnings of
  consolidated subsidiaries       634            -              -          (634)            -


Net earnings                 $  1,328     $     66       $    568      $   (693)     $  1,269

                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                  For the Period July 1, 1997 to September 23, 1997 - Predecessor
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 39,372     $  7,245       $ 28,846      $ (7,760)     $ 67,703
  Other income                    774            -            106          (206)          674


                               40,146        7,245         28,952        (7,966)       68,377


Costs and Expenses:
  Cost of products sold        33,591        6,236         23,009        (7,582)       55,254
  Product development,
    selling, administrative
    and miscellaneous
    expenses                    4,865          559          2,315         1,031         8,770
  Interest expense              2,043           89            424          (206)        2,350
  Nonrecurring items           10,051            -              -             -        10,051


                               50,550        6,884         25,748        (6,757)       76,425


Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (10,404)         361          3,204        (1,209)       (8,048)
Income taxes (benefit)           (775)         141            883             -           249


Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (9,629)         220          2,321        (1,209)       (8,297)

Equity in net earnings of
  consolidated subsidiaries     2,541            -              -        (2,541)            -


Net earnings (loss)          $ (7,088)    $    220       $  2,321      $ (3,750)     $ (8,297)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                Nine Months Ended September 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $143,886     $ 27,289       $ 98,222      $(39,507)     $229,890
  Other income                  2,581            1            687        (2,478)          791


                              146,467       27,290         98,909       (41,985)      230,681


Costs and Expenses:
  Cost of products sold       121,880       24,290         83,693       (39,007)      190,856
  Product development,
    selling, administrative
    and miscellaneous
    expenses                   21,545        1,878         11,407             -        34,830
  Interest expense             13,745          474          2,282        (2,478)       14,023


                              157,170       26,642         97,382       (41,485)      239,709


Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (10,703)         648          1,527          (500)       (9,028)
Income taxes                      102          259            841             -         1,202


Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries   (10,805)         389            686          (500)      (10,230)

Equity in net earnings of
  consolidated subsidiaries     1,075            -              -        (1,075)            -


Net earnings (loss)          $ (9,730)    $    389       $    686      $ (1,575)     $(10,230)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                 For the Period January 1, 1997 to September 23, 1997 - Predecessor
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $126,962     $ 23,836       $ 84,658      $(23,991)     $211,465
  Other income                  1,696            1            274          (682)        1,289


                              128,658       23,837         84,932       (24,673)      212,754


Costs and Expenses:
  Cost of products sold       107,735       20,240         67,278       (23,738)      171,515
  Product development,
    selling, administrative
    and miscellaneous
    expenses                   15,167        1,871          9,024         1,053        27,115
  Interest expense              5,818          248            922          (682)        6,306
  Nonrecurring items           10,051            -              -             -        10,051


                              138,771       22,359         77,224       (23,367)      214,987


Earnings (loss) before income
  taxes and equity
  in net earnings of
  consolidated subsidiaries   (10,113)       1,478          7,708        (1,306)       (2,233)
Income taxes (benefit)           (412)         576          2,477             -         2,641


Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (9,701)         902          5,231        (1,306)       (4,874)

Equity in net earnings of
  consolidated subsidiaries     6,133            -              -        (6,133)            -


Net earnings (loss)          $ (3,568)    $    902       $  5,231      $ (7,439)     $ (4,874)

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         September 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     30       $ 15,111      $      -      $ 15,141
  Receivables                  28,508        7,765         18,894             -        55,167
  Intercompany receivables     60,174        1,484            671       (62,329)            -
  Inventories                  70,212        2,603         37,091          (324)      109,582
  Prepaid expenses and
    other current assets          602          449          5,913             -         6,964


  Total Current Assets        159,496       12,331         77,680       (62,653)      186,854

OTHER ASSETS:
  Restricted funds on deposit       -            -            473             -           473
  Goodwill                     72,438            -              -             -        72,438
  Intangible assets - net      42,972          156              -             -        43,128
  Other assets                  9,538            -            113             -         9,651
  Investment in subsidiaries   25,703            -              -       (25,703)            -


                              150,651          156            586       (25,703)      125,690

PROPERTY, PLANT AND
 EQUIPMENT - net               83,239        6,549         10,857             -       100,645


                             $393,386     $ 19,036       $ 89,123      $(88,356)     $413,189

                             Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                         September 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 32,279     $  2,151       $ 12,082      $   (233)     $ 46,279
  Intercompany payables             -       14,976         44,939       (59,915)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties             11,338          450          1,458             -        13,246
  Income taxes                    406            5            930             -         1,341
  Short-term obligations          541            -            285             -           826
  Current maturities of
    long-term debt                164            -            267             -           431


  Total Current Liabilities    44,728       17,582         59,961       (60,148)       62,123

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              5,061            -            575             -         5,636
  Postretirement benefits      13,986            -            552             -        14,538
  Deferred expenses and other  12,968          340          1,465             -        14,773


                               32,015          340          2,592             -        34,947

LONG-TERM DEBT, less
  current maturities          196,543            -          1,981             -       198,524

COMMON SHAREHOLDERS'
  INVESTMENT                  120,100        1,114         24,589       (28,208)      117,595


                             $393,386     $ 19,036       $ 89,123      $(88,356)     $413,189

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

                             Bucyrus International, Inc. and Subsidiaries
                         Consolidating Condensed Balance Sheets (Continued)
                                         December 31, 1997
                                       (Dollars in Thousands)

                              Parent      Guarantor       Other                    Consolidated
                             Company     Subsidiaries  Subsidiaries  Eliminations     Total
LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 38,858     $  2,362       $ 10,550      $    136      $ 51,906
  Intercompany payables           105        6,042         49,055       (55,202)            -
  Liabilities to customers
    on uncompleted contracts
    and warranties              7,086           31          1,199             -         8,316
  Income taxes                    359           59          1,652             -         2,070
  Short-term obligations          409            -            174             -           583
  Current maturities of
    long-term debt                  -            -            267             -           267


  Total Current Liabilities    46,817        8,494         62,897       (55,066)       63,142

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              3,270            -            580             -         3,850
  Postretirement benefits      14,099            -            566             -        14,665
  Deferred expenses and other  15,820          412          1,353             -        17,585


                               33,189          412          2,499             -        36,100

LONG-TERM DEBT, less
  current maturities          172,215            -          2,397             -       174,612

COMMON SHAREHOLDERS'
  INVESTMENT                  135,960        2,721         31,372       (37,800)      132,253


                             $388,181     $ 11,627       $ 99,165      $(92,866)     $406,107

                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                Nine Months Ended September 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor       Other                     Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $(19,675)    $  2,670       $    670      $      -      $(16,335)


Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                   -           -            583             -           583
Purchases of property,
  plant and equipment          (5,728)      (2,743)        (1,107)            -        (9,578)
Proceeds from sale of
  property, plant and
  equipment                         -            -          1,185             -         1,185

Net cash provided by
  (used in) investing
  activities                   (5,728)      (2,743)           661             -        (7,810)


Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings              24,623            -           (304)            -        24,319
Proceeds from issuance
  of common stock                 780            -              -             -           780

Net cash provided by (used in)
  financing activities         25,403            -           (304)            -        25,099

Effect of exchange rate
  changes on cash                   -            -           (884)            -          (884)

Net (decrease) increase
  in cash and cash
  equivalents                       -          (73)           143             -            70
Cash and cash equivalents
  at beginning of period            -          103         14,968             -        15,071

Cash and cash equivalents
  at end of period           $      -     $     30       $ 15,111      $      -      $ 15,141

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                      For the Period September 24, 1997 to September 30, 1997
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (7,605)    $    446       $  1,387      $      -      $ (5,772)


Cash Flows From Investing
Activities
Payment to cash out stock
  options and stock
  appreciation rights          (6,944)           -              -             -        (6,944)
Decrease in restricted
  funds on deposit                  -            -             23             -            23
Purchases of property,
  plant and equipment              (6)         (17)           (15)            -           (38)
Proceeds from sale of
  property, plant and
  equipment                       115            -            (16)            -            99
Acquisition of Bucyrus
  International, Inc.        (189,622)           -              -             -      (189,622)
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities       (196,457)         (17)            (8)            -      (196,482)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings             113,518         (427)          (404)            -       112,687
Payment of acquisition
  and refinancing expenses     (9,678)           -              -             -        (9,678)
Payment of bridge loan        (27,024)           -        (17,976)            -       (45,000)
Capital contribution from
  American Industrial
  Partners                    143,030)           -              -             -       143,030
Change in intercompany
  accounts                    (17,976)           -         17,976             -             -
                             ________     ________       ________      ________      ________
Net cash provided by (used in)
  financing activities        201,870         (427)          (404)            -       201,039
                             ________     ________       ________      ________      ________

Effect of exchange rate
  changes on cash                   -            -            (77)            -           (77)
                             ________     ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents                  (2,192)           2            898             -        (1,292)
Cash and cash equivalents
  at beginning of period        2,192          619          8,870             -        11,681
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $    621       $  9,768      $      -      $ 10,389


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                 For the Period January 1, 1997 to September 23, 1997 - Predecessor
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (9,085)    $    804       $  1,681      $      -      $ (6,600)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment            (985)         (114)       (3,202)            -        (4,331)
Proceeds from sale of
  property, plant and
  equipment                         5            -          1,222             -         1,227
Purchase of Von's Welding,
  Inc., net of cash
  acquired                       (841)           -              -             -          (841)
Purchase of surface mining
  equipment business
  of Global                   (15,827)           -        (20,893)            -       (36,720)
Receivable from Global         (6,346)           -          1,071             -        (5,275)
Change in intercompany
  accounts                     (1,846)           -          1,846             -             -
Dividends paid to parent          150            -           (150)            -             -
                             ________     ________       ________      ________      ________
Net cash used in investing
   activities                 (25,690)        (144)       (20,106)            -       (45,940)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                   5,672            -              -             -         5,672
Net increase in long-term
  debt and other
  bank borrowings                  36         (190)         2,360             -         2,206
Payment of acquisition
  and refinancing expenses     (1,476)           -              -             -        (1,476)
Payment of bridge loan fees    (3,361)           -              -             -        (3,361)
Proceeds from bridge loan      27,024            -         17,976             -        45,000
                             ________     ________       ________      ________      ________

Net cash provided by (used in)
  financing activities          27,895        (190)        20,336             -        48,041
                              ________    ________       ________      ________      ________

Effect of exchange rate
  changes on cash                    -           -            417             -           417
                              ________    ________       ________      ________      ________
Net (decrease) increase
  in cash and cash
  equivalents                   (6,880)        470          2,328             -        (4,082)
Cash and cash equivalents
  at beginning of period         9,072         149          6,542             -        15,763
                              ________    ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $  2,192    $    619       $  8,870      $      -      $ 11,681
                              ________    ________       ________      ________      ________

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following information is provided to assist in the understanding of Bucyrus International, Inc.'s (the "Company") operations for the quarters and nine months ended September 30, 1998 and 1997.

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

Liquidity and Capital Resources

     Liquidity

     Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1998 and December 31, 1997 were as follows:

                                     September 30,  December 31,
                                         1998           1997
                                         (Dollars in Thousands)

Working capital                        $ 124,731      $120,883
Current ratio                           3.0 to 1      2.9 to 1

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

                         Quarter                                  Nine Months
                          Ended     September 24-     July 1-       Ended       January 1 -
                      September 30, September 30,  September 23, September 30, September 23,
                          1998          1997           1997          1998          1997
                                                   (Predecessor)               (Predecessor)
                                                  (Dollars in Thousands)
Earnings (loss)
 before income
 taxes                   $  (314)     $  1,870       $ (8,048)     $ (9,028)     $ (2,233)
Non-cash expenses:
 Nonrecurring items (1)        -             -         10,051             -        10,051
 Depreciation              2,532           186            946         7,631         3,125
 Amortization              1,589           101            236         4,318           770
 Non-cash stock
  compensation                 -             -            257             -           677
 (Gain) loss on sale
  of fixed assets              6            22           (271)          (29)         (275)
 Inventory fair
  value adjustment
  charged to cost
  of products
  sold                         -           300            283         6,925           283
Interest expense           4,819           355          2,350        14,023         6,306


Adjusted EBITDA         $  8,632      $  2,834       $  5,804      $ 23,840      $ 18,704

     (1) Nonrecurring items consist of $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion.  The loan fees were expensed when the Bridge Loan was repaid.

     The Company entered into a three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at September 30, 1998 were $45,700,000 at a weighted average interest rate of 8.4%. The issuance of standby letters of credit reduces the amount available for direct borrowings under the Revolving Credit Facility. At September 30, 1998, there were $2,830,000 of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at September 30, 1998 was $19,158,000.

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

     Capital Resources

     At September 30, 1998, the Company had approximately $5,389,000 of open capital appropriations. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involves a $20,000,000 investment in the latest technology in the machine tool industry. The program is aimed at reduced lead times, quicker turnaround, reduced in-process inventory and overall cost reduction. The Company has spent approximately $7,000,000 to date on this program with the remaining amount to be spent in the next several years.

Capitalization

     The long-term debt to equity ratio at September 30, 1998 and December 31, 1997 was 1.7 to 1 and 1.3 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 1998 and December 31, 1997 was
 .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

     Net Sales

     Net sales for the quarter and nine months ended September 30, 1998 were $76,149,000 and $229,890,000, respectively, compared with $78,132,000 and
$221,894,000 for the quarter and nine months ended September 30, 1997, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 1998 were $50,981,000 and $160,319,000, respectively, which is a decrease of $3,638,000 or 6.7% and an increase of $17,086,000 or 11.9% from the quarter and nine months ended September 30, 1997, respectively. The decrease for the quarter ended September 30, 1998 was primarily at foreign locations. The increase for the nine months ended September 30, 1998 was primarily due to the acquisition of Marion. Net machine sales for the quarter and nine months ended September 30, 1998 were $25,168,000 and $69,571,000, respectively, which is an increase of 7.0% and a decrease of 11.6% from the quarter and nine months ended September 30, 1997, respectively. The increase for the quarter ended September 30, 1998 was primarily in dragline volume. The decrease for the nine months ended September 30, 1998 was in both electric mining shovel and blast hole drill volume, partially offset by increased dragline volume. As a result of a decline in copper and coal prices in 1997 from historically high levels, the demand for machines from these market segments has been low. In addition, economic and political problems in Asia have negatively impacted demand for the Company's machines and parts.

     Cost of Products Sold

     Cost of products sold for the quarter ended September 30, 1998 was $60,737,000 or 79.8% of net sales compared with $62,691,000 or 80.2% of net sales for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, cost of products sold was $190,856,000 or 83.0% of net sales compared with $178,952,000 or 80.6% of net sales for the nine months ended September 30, 1997. Included in cost of products sold for the nine months ended September 30, 1998 were charges of $6,925,000 recorded in the first quarter of 1998 as a result of the fair value adjustment to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustment was made as a result of the acquisition of the Company by AIPAC. Excluding the effects of the inventory fair value adjustment, cost of products sold for the nine months ended September 30, 1998 as a percentage of net sales was 80.0%. Also included in cost of products sold for 1998 was $3,246,000 of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

     Product Development, Selling, Administrative and Miscellaneous Expenses

     Product development, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1998 were $11,182,000 or 14.7% of net sales compared with $9,560,000 or 12.2% of net sales for the quarter ended September 30, 1997. The amounts for the nine months ended September 30, 1998 and 1997 were $34,830,000 or 15.2% of net sales and $27,905,000 or 12.6% of net sales, respectively. The dollar increases for the quarter and nine months ended September 30, 1998 were primarily due to increased expenses to support the Marion business acquired, and increased non-cash amortizations of goodwill, intangible assets and financing fees that were recorded in connection with the acquisition of the Company by AIPAC.

     Interest Expense

     Interest expense for the quarter and nine months ended September 30, 1998 was $4,819,000 and $14,023,000, respectively, compared with $2,705,000 and $6,661,000 for the quarter and nine months ended September 30, 1997, respectively. Included in interest expense for the quarter and nine months ended September 30, 1998 was $3,657,000 and $10,888,000, respectively, related to the Senior Notes.

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

     Income Taxes

     For the quarter and nine months ended September 30, 1998 and for the periods ended September 23, 1997, income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

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

     Net Earnings (Loss)

     Net loss for the quarter and nine months ended September 30, 1998 was $868,000 and $10,230,000, respectively, compared with a net loss of $7,028,000 and $3,605,000 for the quarter and nine months ended September 30, 1997, respectively. Included in net loss for the quarter and nine months ended September 30, 1997 was $10,051,000 of nonrecurring items. Included in net loss for the nine months ended September 30, 1998 was $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 1998 were $4,121,000 and $11,949,000, respectively, compared with $1,469,000 and $4,182,000, respectively, for the quarter and nine months ended September 30, 1997.

     Backlog and New Orders

     The Company's consolidated backlog at September 30, 1998 was
$178,238,000 compared with $216,021,000 at December 31, 1997 and $222,023,000 at September 30, 1997. Machine backlog at September 30, 1998 was $59,055,000, which is a decrease of 39.2% from December 31, 1997 and a decrease of 39.1% from September 30, 1997. The decreases from September 30, 1997 and
December 31, 1997 have been in all three of the Company's machine product lines. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion by December 31, 1999. Included in backlog at September 30, 1998, December 31, 1997 and September 30, 1997 was $40,923,000, $51,644,000 and $55,399,000, respectively, related to this machine. Repair parts and service backlog at September 30, 1998 was $119,183,000, which is an increase of .3% from December 31, 1997 and a decrease of 4.7% from September 30, 1997.

     New orders for the quarter and nine months ended September 30, 1998 were $56,946,000 and $192,107,000, respectively, which is a decrease of 32.5% and 32.6% from the quarter and nine months ended September 30, 1997, respectively. New machine orders for the quarter and nine months ended September 30, 1998 were $4,586,000 and $31,471,000, respectively, which is a decrease of 72.6% and 75.1% from the quarter and nine months ended September 30, 1997, respectively. Included in new machine orders for and nine months ended September 30, 1997 was approximately $57,000,000 for the aforementioned 2570WS dragline. New machine orders for electric mining shovels and blast hole drills in 1998 have decreased. As a result of a decline in copper and coal prices in 1997 from historically high levels, the demand for machines from these market segments has been low. In addition, economic and political problems in Asia have negatively impacted demand for the Company's machines. New repair parts and service orders for the quarter and nine months ended September 30, 1998 were $52,360,000 and $160,636,000, respectively, which is a decrease of 22.6% and an increase of 1.3% from the quarter and nine months ended September 30, 1997, respectively. These orders for the quarter and nine months ended September 30, 1997 reflect the acquisition of the Marion backlog.

Year 2000 Issues

     Many computer software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue"), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. The Company uses a number of computer software programs, operating systems, and types of equipment with computer chips in its internal operations, including applications used in its financial business systems, order entry and manufacturing systems, manufacturing processes, and administrative functions. To the extent that these contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, distinguishing it from the year 1900, some level of modification or possible replacement will be necessary.

     State of Readiness

     The Company has assessed and continues to assess the impact of the Year 2000 Issue on its operations. The Company's assessments have focused on the three major elements of the Year 2000 Issue: IT systems; Non-IT systems; and third party relationships.

     IT Systems

     The Company is in the process of implementing a plan to upgrade its existing computer system. While the primary purpose of this upgrade is to improve the efficiency and effectiveness of the Company's system, Year 2000 Issues are also being addressed as a part of the IT system upgrade. Implementation of the upgrade for South Milwaukee operations is expected to be completed by the first quarter of 1999 and implementation of the plan for subsidiary operations is expected to be completed by the end of 1999.

     Non-IT Systems

     A review of all equipment and processes used in manufacturing operations to assess and address Year 2000 issues is nearly complete and the Company expects that such equipment and processes will be remediated to the extent necessary to assure Year 2000 compliance.

     Third-Party Relationships

     The Company's engineering department has reviewed all Company products for Year 2000 compliance. A service advisory bulletin has been developed which provides information regarding Year 2000 compliance of existing products manufactured by the Company. This bulletin will describe the service, if any, that will need to be performed to become compliant. The Company intends to furnish all of its customers with this bulletin by the end of 1998. In addition, the Company is conducting a survey of all major suppliers which the Company expects will be completed by the end of 1998. This survey is intended to assure that all future products manufactured by the Company will be Year 2000 compliant.

     Risks and Contingency Plans

     Although the Company believes its efforts will adequately address Year 2000 Issues internally, it is possible that the Company will be adversely affected by problems encountered by its suppliers. There can be no assurance that, despite any supplier's certification of its ability to do so, the supplier will be able to provide goods and services in a manner that satisfactorily address Year 2000 Issues. The most liekly worst case scenario would be a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue, with the result being the interruption of manufacturing of the Company's products for a undeterminable period of time.

     Because the Company believes that its IT Systems upgade will adequately address all material Year 2000 Issues, the Company has not and does not expect to develop contingency plans with respect thereto. Because the Company's survey of its major suppliers has not been completed, the Company has not yet begun to assess the need for contingency planning in this regard. To the extent that any major supplier is unable to certify to the Company's satisfaction that its products (incorporated into the Company's products) are Year 2000 compliant, or that its ability to deliver raw materials, supplies or services to the Company will not be adversely impacted by the Year 2000 Issue, the Company may consider developing contingency plans (including the identification of alternative suppliers) in the future.

     The Company does not expect to develop contingency plans relating to its products previously sold to customers, other than compliance status.

     Costs to Address the Company's Year 2000 Issues

     The Company does not believe that Year 2000 Issues have adversely impacted the timetable for implementation or the cost of its previously planned IT System upgrade. The estimated incremental cost of the IT System upgrade is $2,600,000.

     General

     The Company believes it is taking reasonable steps which, when fully implemented, will prevent major business interruptions and will minimize the Company's risk of exposure to liability to third parties due to the Year 2000 Issue. There can be no assurance, however, that the Company will be successful in its efforts. Further, the costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete the projects described above are based upon management's best estimates. There also can be no assurance that these estimates will prove to be accurate, and the actual cost and progress on these projects could differ materially from those currently anticipated. The statements herein regarding future planning and events and the timetables and costs associated therewith are "forward looking statements" within the meaning of the Securities and Exchange Act of 1934. The reasonableness of the Company's efforts, and the project time lines and budgets, were derived based on information the Company believes to be reliable and by making numerous assumptions regarding future events. Specific factors that could cause actual results to differ include, but are not limited to, (i) the Company's ability to assess, remediate, test and implement all relevant computer hardware and software and embedded technology, (ii) the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, and (iii) the adequacy of the Company's contingency plans, to the extent such contingency plans are developed, and (iv) similar uncertainties.

                                   PART II
                             OTHER INFORMATION



  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the third quarter of 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 13, 1998          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 13, 1998          /s/Willard R. Hildebrand
                                   Willard R. Hildebrand
                                   President and CEO

                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

      (a) First amendment dated                                  X
      July 21, 1998 to Credit
      Agreement.

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

10.17 1998 Management Stock Option    Exhibit 10.17
      Plan.                           to Registrant's
                                      Annual Report on
                                      Form 10-K for
                                      the year ended
                                      December 31, 1997.

      (a) Amendment No. 1 dated                                  X
      September 1, 1998 to 1998
      Management Stock Option
      Plan.

      (b) Amendment No. 1 dated                                  X
      September 1, 1998 to
      Stockholders Agreement.

10.18 Standby Letter of Credit        Exhibit 10.18 to
      Agreement dated July 21,        Registrant's
      1998 between Marine Bank        Quarterly Report
      and Savings and Registrant.     on Form 10-Q for
                                      the quarter ended
                                      June 30, 1998.

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