Form 10-K
period 1998-12-31
BUCYRUS INTERNATIONAL INC
filed 1999-03-31
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1998

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes [ X ]   No [   ]

   As of March 25, 1999, 1,442,350 shares of common stock of the Registrant were issued and outstanding. Of the total outstanding shares of common stock on March 25, 1999, 1,430,300 were held of record by American Industrial Partners Acquisition Company, LLC, which may be deemed an affiliate of Bucyrus International, Inc. There is no established public trading market for such stock.

   Documents Incorporated by Reference.  None.

                                  PART I

ITEM 1. BUSINESS

   Bucyrus International, Inc. (the "Company"), formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company is currently wholly-owned by American Industrial Partners Acquisition Company, LLC ("AIPAC").

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blasthole drills, which are used by customers who mine coal, iron ore, copper, phosphate, bauxite and other minerals throughout the world.

   This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section, as well as in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

Industry Overview

   The large-scale surface mining equipment manufactured and serviced by the Company is used primarily in coal, copper and iron ore mines throughout the world. Growth in demand for these commodities is a function of population growth and continuing improvements in standards of living in many areas of the world. The market for new surface mining equipment is somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is more stable because these expensive, complex machines are typically kept in continuous operation for 15 to 30 years and require regular maintenance and repair throughout their productive lives.

   The largest markets for this mining equipment have been in Australia, Canada, China, India, South Africa, South America and the United States. Together, these markets typically account for approximately 90% of all new machines sold, although in any given year markets in other countries may assume greater importance.

Markets Served

   The Company's products are used in a variety of different types of mining operations, including gold, phosphate, bauxite and oil sands, as well as for land reclamation. The Company manufactures surface mining equipment primarily for large companies and quasi-governmental entities engaged in the mining of coal, iron ore and copper throughout the world. Until the late 1980's, coal mining accounted for the largest percentage of industry demand for the Company's machines, and it continues to be one of the largest users of replacement parts and services. In recent years, however, copper mining operations have accounted for an increasingly greater share of new machine sales.

        Copper. The Indonesia recession that started in the later half of 1997 and spread to many Asian countries has reduced the demand for copper. With the lower demand for copper metal in that part of the world and production of new copper mines increasing the copper supply, an imbalance of supply over demand occurred in 1998. The price of copper declined from $1.18 per pound in May 1997 to $0.64 at the end of 1998. The Chilean Copper Commission (the "Commission") stated that the Western World will have an excess of copper through the year 2000. However, the Commission is forecasting a demand of 13.82 million tonnes in the year 2003 and a supply of 13.64 million tonnes that should cause the price of copper to recover.

        Iron Ore. Iron ore is the only source of primary iron and is mined in more than 50 countries. Five countries produce more than two-thirds of the over one billion tonnes produced annually. China is first followed by Brazil, Australia, Russia and the United States. Estimated iron ore production in 1998 declined 1.7%, which was the result of depressed economies in Asia. The price of iron ore has declined as a result of the lower demand. However, the International Iron and Steel Institute is estimating a 9% increase in steel consumption by the year 2005. This increase will drive the demand for iron ore, and in the long term increase prices.

        Coal. The demand for steam coal, which represents approximately 85% of total coal mining activity, is based largely on the demand for electric power and the price and availability of competing sources of energy such as oil, natural gas and nuclear power. Initially, the 1973 Arab oil embargo resulted in an unprecedented increase in the demand for coal production, reflecting expectations that oil prices would continue to rise. Eventually the effects of a worldwide recession, escalating interest rates, energy conservation efforts and an increase in the world's supply of oil resulted in a sharp drop in demand for coal. More recently, coal production in the United States has been impacted by the Clean Air Act, causing higher sulfur coal mines to be closed or to have outputs drastically curtailed. Many machines have been shut down and a few have been relocated to lower sulfur coal mines in eastern Appalachia and Wyoming's Powder River Basin where excess production capacity and stagnant demand have driven coal prices downward. Nevertheless, the increase in demand for coal in developing countries with rapidly growing populations, such as India and China, has stimulated coal mining production worldwide and is eventually expected to increase both domestic and foreign demand for excavation equipment. The Energy Information Administration is forecasting an increase in world energy demand and an increase in world coal consumption.

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

OEM Products

   The Company's line of original equipment manufactured products includes a full range of rotary blasthole drills, electric mining shovels and draglines.

        Rotary Blasthole Drills. Most surface mines require breakage or blasting of rock, overburden, or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The average life of a blasthole drill is 15 to 20 years.

        The Company offers a line of rotary blasthole drills ranging in hole diameter size from 9.0 inches to 17.5 inches and ranging in price from approximately $1,500,000 to $2,800,000 per drill, depending on machine size and variable features.

        In an effort to enhance drill sales and expand its market position, the Company introduced the Model 39R diesel hydraulic blasthole drill in 1996, the Company's third drill model and first diesel hydraulic blasthole drill. This innovative machine breaks new ground in maneuverability and the ability to drill in difficult terrain, as well as offering extraordinary drill productivity and functions unavailable in other manufacturers' models.

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

        Mining shovels are characterized in terms of weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,000 tons and having dipper capacities from 12 to 80 cubic yards. Prices range from approximately $3,000,000 to approximately $9,000,000 per shovel.

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

Aftermarket Parts and Services

   The Company has a comprehensive aftermarket business that supplies replacement parts and services for the surface mining industry. The Company's aftermarket services include maintenance and repair labor, technical advice, refurbishment and relocation of older, installed machines, particularly draglines. The Company also provides engineering, manufacturing and servicing for the consumable rigging products that attach to dragline buckets (such as dragline teeth and adapters, shrouds, dump blocks and chains) and shovel dippers (such as dipper teeth, adapters and heel bands).

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

   A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Mauritius and South Africa. The Company's two wholly-owned domestic subsidiaries, Minserco, Inc. ("Minserco") and Boonville Mining Services, Inc. ("BMSI"), provide repair and maintenance services throughout North America. Minserco, which maintains offices in Florida, Kentucky, Texas and Wyoming, provides comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections and machine moves. Minserco's services are provided almost exclusively to maintenance and repair of Bucyrus machines operating in North America. BMSI, located in Boonville, Indiana, manufactures replacement parts and provides repair and rebuild services both for Bucyrus machines and other manufacturers' equipment. The majority of BMSI's business is located in North America.

   To comply with the increasing aftermarket demands of larger mining customers, the Company offers comprehensive Maintenance and Repair Contracts ("MARCs"). Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Chile, Argentina and Peru are the primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

The Bennett & Emmott Acquisition

   On February 10, 1999, the Company announced that it has agreed to purchase Bennett & Emmott (1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott services a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products.

Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 1998 and 1997, one customer accounted for approximately 19% and 14%, respectively, of the Company's consolidated net sales. In 1996, a different customer accounted for approximately 14% of the Company's consolidated net sales.

Marketing, Distribution and Sales

   In the United States, new mining machinery is primarily sold directly by Company personnel, and to a lesser extent through a northern Minnesota distributor who supplies customers in the iron ore mining regions of the Upper Midwest. Outside of the United States, new equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Australia, Brazil, Canada, Chile, China, England, India, Mauritius and South Africa. Aftermarket parts and services are primarily sold directly by Company personnel and through independent distributors, the Company's foreign subsidiaries and offices and the Company's domestic subsidiaries, Minserco and BMSI. The Company believes that marketing through its own global network of subsidiaries and offices offers better customer service and support by providing customers with direct access to the Company's technological and engineering expertise.

   Typical payment terms for new equipment require a down payment, and invoicing is done on a percentage of completion basis such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 1998, price increases from inflation had a relatively minor impact on the Company's reported net sales; however, the strong United States dollar negatively affected net sales reported by the Company's foreign subsidiaries.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located abroad. Over the past five years, over 75% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $223,203,000 in 1998, $235,750,000 in 1997 and $191,888,000 in 1996. Approximately $235,529,000 of
the Company's backlog of firm orders at December 31, 1998 represented orders for export sales compared with $178,237,000 at December 31, 1997 and $133,115,000 at December 31, 1996.

   The Company's largest foreign markets are in Australia, Chile, China and South Africa. The Company also employs direct marketing strategies in developing markets such as India, Indonesia, Jordan, Morocco and Russia. In recent years, Australia and South Africa have emerged as strong producers of metallurgical coal, while Chile and South Africa have continued to be leading producers of other minerals, primarily copper and gold, respectively. The Company expects that India, Russia and China will become major coal producing regions in the future. In India, the world's second most populous country, the demand for coal as a major source of energy is expected to increase over the next several decades.

   New machine sales in foreign markets are supported by the Company's established network of foreign subsidiaries and overseas offices that directly market the Company's products and provide ongoing services and replacement parts for equipment installed abroad. The availability and convenience of the services provided through this worldwide network not only promotes higher margin aftermarket sales of parts and services, but also gives the Company an advantage in securing new machine orders.

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

   Further segment and geographical information is included in ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Competition

   There are a limited number of manufacturers of new surface mining equipment. The Company is one of two manufacturers of electric mining shovels and draglines. The Company's only competitor in electric mining shovels and draglines is Harnischfeger Corporation, although electric mining shovels also compete against hydraulic shovels of which there are at least six other manufacturers. In rotary blasthole drills, the Company competes with at least three other manufacturers, including Harnischfeger Corporation. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

   For most owners of the Company's machines, the Company is the primary replacement source for large, heavily engineered, integral components; however, the Company encounters intense competition for sales of smaller, less sophisticated, consumable replacement parts and repair services in certain markets. The Company's competition in parts sales consists primarily of smaller independent firms called "will-fitters" that produce copies of the parts manufactured by the Company and other original equipment manufacturers. These copies are generally sold at lower prices than genuine parts produced by the manufacturer. Outside North America, customers mainly rely upon the Company's subsidiaries, distributors or direct sales from the United States for aftermarket parts and services.

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

Manufacturing

   A substantial portion of the design, engineering and manufacturing of the Company's machines is done at the Company's South Milwaukee, Wisconsin plant. The size and weight of these mining machines dictates that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of Company technicians. Planning and on-site coordination of machine assembly is a critical component of the Company's service to its customers. Moreover, to reduce lead time and assure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units for frequently utilized components of various types of equipment.

   The Company manufactures and sells replacement parts and components and provides comprehensive aftermarket service for its entire line of mining machinery. The Company's large installed base of surface mining machinery provides a steady stream of parts sales due to the long useful life of the Company's machines, averaging 20 to 30 years for draglines and 15 to 20 years for electric mining shovels and blasthole drills. Parts sales and aftermarket services comprise a substantial portion of the Company's net sales. The Company also provides aftermarket service for certain equipment of other original equipment manufacturers through BMSI.

   Although a majority of the Company's operating profits are derived from sales of parts and services, the long-term prospects of the Company depend upon maintaining a large installed equipment base worldwide. Therefore, the Company remains committed to improving the design and engineering of its existing line of machines, as well as developing new products.

Backlog

   The backlog of firm orders was $262,457,000 at December 31, 1998 and $216,021,000 at December 31, 1997. Approximately 45% of the backlog at December 31, 1998 is not expected to be filled during 1999.

Inventories

   Inventories at December 31, 1998 were $113,226,000 compared with $115,015,000 at December 31, 1997. At December 31, 1998 and December 31, 1997, finished goods inventory (primarily replacement parts) totalling $71,308,000 and $76,996,000, respectively, were held to meet delivery requirements of customers. At December 31, 1997, inventories included $6,925,000 of the fair value adjustment recorded in connection with the acquisition of the Company by AIPAC.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $8,247,000 in 1998, $7,384,000 in 1997 and $6,930,000 in 1996. All
engineering and product development costs are charged to Engineering and Field Service Expense as incurred.

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

Employees

   At December 31, 1998, the Company employed approximately 1,800 persons.
The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the four-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2001 and August, 2002, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

ITEM 2. PROPERTIES

   The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin, and is owned by the Company. This plant comprises approximately 1,038,000 square feet of floor space. A portion of this facility houses the Company's corporate offices. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels and blasthole drills, are well-maintained, in good condition and in regular use.

   The Company leases a facility in Memphis, Tennessee, which has approximately 110,000 square feet of floor space and is used as a central parts warehouse. The current lease is for five years commencing in July 1996 and contains an option to renew for an additional five years.

   BMSI leases a facility in Boonville, Indiana which has approximately
60,000 square feet of floor space on a 5.84 acre parcel of land. The facility has the manufacturing capability of large machining, gear cutting, heavy fabricating, rebuilding and stress relieving. The major manufacturing buildings are constructed principally of structural steel with metal siding.

   The Company also has administrative and sales offices and, in some instances, repair facilities and parts warehouses, at certain of its foreign locations, including Argentina, Australia, Brazil, Canada, Chile, China, England, India and South Africa.

ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Joint Prosecution

   On September 25, 1997, the Company and Jackson National Life Insurance Company ("JNL") commenced an action against Milbank, Tweed, Hadley & McCloy ("Milbank") in the Milwaukee County Circuit Court (the "Milwaukee Action"). The Company sought damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL sought damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. On December 31, 1998, the Company and JNL settled the Milwaukee Action, which was thereafter dismissed by the agreement of the parties on February 24, 1999. The amounts to be received by the Company in connection with the settlement of the Milwaukee Action are included in Other Income in the Consolidated Statements of Operations.

West Machine and Tool Works

   On September 23, 1997, Minserco was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court") for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputed the Findings of Fact and Conclusions of Law entered by the Texas Court and had appealed the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. On June 19, 1998, the Company and Minserco settled the Minserco Litigation, and all claims against either the Company or Minserco were dismissed with prejudice.

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

Environmental and Related Matters

   The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at Company facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

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

   While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its capital expenditures, results of operations or competitive position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Substantially all of the Company's common stock is held by AIPAC and there is no established public trading market therefor. The Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future.

   In 1998, the Company sold 12,800 shares of its common stock to certain of its executive officers at a price of $100 per share. The number of shares purchased by the named executive officers was as follows: Mr. Light, 5,000 shares at a cost of $500,000; Mr. Hildebrand, 4,000 shares at a cost of $400,000; Mr. Mackus, 500 shares at a cost of $50,000; Mr. Phillips, 750 shares at a cost of $75,000; Mr. Smoke, 750 shares at a cost of $75,000; and Mr. Sullivan, 750 shares at a cost of $75,000. Exemption from registration of the shares sold under the Securities Act of 1933 (the "Securities Act") is claimed under Section 4(2) of the Securities Act because the offer and sale thereof was restricted to a limited number of individuals, all of whom were members of management of the Company, without any advertising or other selling efforts commonly associated with a "public offering".

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      Predecessor (b)                     Predecessor(b)
                     Year ended      September 24-    January 1-        Years Ended        December 14-    January 1-
                    December 31,     December 31,    September 23,      December 31,       December 31,    December 13,
                      1998(a)           1997(a)          1997         1996        1995         1994            1994
                                                     (Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements
 of Operations Data:
  Net sales          $315,838        $ 95,212        $211,465       $263,786     $231,921    $  7,810         $186,174
  Earnings (loss)
   before extra-
   ordinary gain
   and cumulative
   effects of changes
   in accounting
   principles        $ (8,264)       $ (7,158)       $ (4,874)      $  2,878     $(18,772)   $   (552)        $(22,833)
  Earnings (loss)
   per share of
   common stock
   before extra-
   ordinary gain
   and cumulative
   effects of changes
   in accounting
   principles (c):
    Basic            $  (5.75)       $  (5.00)       $   (.48)      $    .28     $  (1.84)   $   (.05)        $  (2.46)
    Diluted          $  (5.75)       $  (5.00)       $   (.47)      $    .28     $  (1.84)   $   (.05)        $  (2.46)
  Adjusted
   EBITDA (d)        $ 35,967        $  9,936        $ 18,704       $ 19,247     $  8,256    $    392         $ 12,883
  Cash dividends per
   common share      $      -        $      -        $      -       $      -     $      -    $      -         $      -

Consolidated Balance
 Sheets Data:
  Total assets       $417,195        $406,107             N/A       $172,895     $174,038    $179,873            N/A
  Long-term debt     $202,308        $174,612             N/A       $ 66,627     $ 58,021    $ 53,170            N/A

(a)     As a result of purchase accounting due to the acquisition of the Company by AIPAC on September 24, 1997, the
        financial statements of the Company subsequent to this date are not comparable to the financial statements of the
        Predecessor.
(b)     Upon emergence from bankruptcy and the implementation of fresh start reporting as of December 14, 1994, the financial statements subsequent to this date are not comparable to the financial statements of the Predecessor prior to this date.
(c)     Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect a stock split on March 17, 1998.  See Note G to the Consolidated Financial Statements
        for further discussion of this change in the Company's capital structure.
(d)     Earnings before extraordinary gain, interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, nonrecurring items, restructuring expenses, reorganization items and inventory fair value adjustment charged to cost of products sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions

   On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with AIPAC, which is wholly-owned by American Industrial Partners Capital Fund II, L.P., and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger. The purchase of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

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

   On September 24, 1997, the Company completed the private placement of $150,000,000 aggregate principal amount of its 9-3/4% Senior Notes due 2007 (the "Private Notes") in a transaction under Rule 144A of the Securities Act of 1933, as amended (the "Act"). Following the completion of the sale of the Private Notes, the Company purchased and cancelled its 10.5% Secured Notes due December 14, 1999 (the "Secured Notes") at a cost of $67,414,000 including accrued interest, utilizing a portion of the proceeds from the sale of the Private Notes. On December 18, 1997, the Company completed the exchange of $150,000,000 aggregate principal amount of its 9-3/4% Senior Notes due 2007 (the "Senior Notes") for the Private Notes. The Senior Notes were registered under the Act.

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

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 1998, 1997 and 1996 were as follows:

                                1998         1997          1996
                                     (Dollars in Thousands)

Working capital               $129,568     $120,883      $ 78,814
Current ratio                 3.1 to 1     2.9 to 1      2.9 to 1

   The increase in working capital for the year ended December 31, 1997 was primarily due to the acquisition of Marion and to the adjustment of assets and liabilities to fair value as a result of the acquisition of the Company by AIPAC.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, nonrecurring items and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum EBITDA levels as defined under its bank credit agreement (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings (Loss) Before Income Taxes to Adjusted EBITDA:

                                                      Predecessor
                 Year Ended    September 24-    January 1-      Year Ended
                December 31,   December 31,    September 23,   December 31,
                    1998           1997            1997            1996
                                 (Dollars in Thousands)

Earnings (loss)
 before income
 taxes           $ (5,861)       $ (7,441)       $ (2,233)       $  4,636
Nonrecurring
 items (1)              -               -          10,051               -
Depreciation       10,331           2,678           3,125           3,882
Amortization        5,701           1,435             770           1,142
Non-cash stock
 compensation           -               -             677             668
(Gain) loss on
 sale of fixed
 assets                11              (3)           (275)            362
Inventory fair
 value adjustment
 charged to cost
 of products
 sold               6,925           8,350             283               -
Interest expense   18,860           4,917           6,306           8,557
                 ________        ________        ________        ________

Adjusted EBITDA  $ 35,967        $  9,936        $ 18,704        $ 19,247


   (1) Nonrecurring items consist of $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion. The loan fees were expensed when the Bridge Loan was repaid.

   The Company entered into a new three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1998 and 1997 were $49,950,000 and $22,215,000, respectively, at a weighted average interest rate of 8.0% and 8.7%, respectively. The increase in direct borrowings from December 31, 1997 was primarily due to increased working capital requirements and increased capital expenditures. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1998 and 1997, there were $2,750,000 and $3,556,000, respectively, of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by certain of the Company's domestic subsidiaries (the "Guarantors") who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1998 was $14,988,000.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15.

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

   Capital Resources

   At December 31, 1998, the Company had approximately $5,000,000 of open capital appropriations of which approximately $1,000,000 is related to the new computer system being installed by the Company. In 1996, a machine shop modernization program began at the Company's South Milwaukee, Wisconsin manufacturing facility that involved a $20,000,000 investment in the latest technology in the machine tool industry. The Company has spent approximately $7,000,000 to date on this program but is currently reevaluating it to determine if the program should be continued. In 1999, the Company expects to reduce its capital appropriations to historical levels not including the effects of the new computer system.

Capitalization

   The long-term debt to equity ratio at December 31, 1998 and 1997 was
1.7 to 1 and 1.3 to 1, respectively. The long-term debt to total capitalization ratio at both December 31, 1998 and 1997 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   The amounts presented below for 1997 include combined amounts for the period September 24 to December 31, 1997 and for the Predecessor period January 1 to September 23, 1997.

   Net Sales

   Net sales for 1998 were $315,838,000 compared with $306,677,000 for 1997.
Net sales of repair parts and services for 1998 were $208,570,000 which is an increase of 5.2% from 1997. This increase is primarily due to the Marion
Acquisition.   Machine sales for 1998 were $107,268,000, which is a decrease of 1.1% from 1997. Net sales of electric mining shovels decreased 15.6%, while net sales of blasthole drills decreased by 38.2%. These decreases were offset by increased dragline sales.

   Net sales for 1997 were $306,677,000 compared with $263,786,000 for 1996.
Net sales of repair parts and services for 1997 were $198,252,000, which was an increase of 26.8% from 1996. The increase in repair parts and service net sales was primarily due to the acquisition of Marion as well as increased repair parts sales at foreign locations as a result of higher demand for replacement parts. Machine sales for 1997 were $108,425,000, which was an increase of 1.0% from 1996. Net sales of electric mining shovels increased 20.0%, while net sales of blasthole drills decreased 40.8% There was an overall decline in worldwide blasthole drill sales activity in 1997.

   Other Income

   Other income for 1998 increased primarily as a result of a favorable legal settlement.

   Cost of Products Sold

   Cost of products sold for 1998 was $263,211,000 or 83.3% of net sales compared with $256,744,000 or 83.7% of net sales for 1997 and $215,126,000 or
81.6% of net sales for 1996. Included in cost of products sold for 1998 and 1997 were charges of $6,925,000 and $8,633,000, respectively, as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory is sold. The fair value adjustment was made as a result of the acquisition of the Company by AIPAC. Excluding the effects of the inventory fair value adjustment, cost of products sold as a percentage of net sales for 1998, 1997 and 1996 was 81.1%, 80.9% and 81.6%, respectively. Also included in cost of products sold for 1998 and 1997 was $4,450,000 and $1,266,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for 1998 were $46,332,000 or 14.7% of net sales compared with $39,968,000 or 13.0% of net sales in 1997 and $36,470,000 or 13.8% of net sales in 1996. The increases for 1998 were primarily due to increased expenses to support the Marion business acquired and increased non-cash amortizations of goodwill, intangible assets and financing fees that were recorded in connection with the acquisition of the Company by AIPAC.

   Interest Expense

   Interest expense for 1998 was $18,860,000 compared with $11,223,000 for 1997 and $8,557,000 for 1996. Included in interest expense for 1998 and 1997 was $14,544,000 and $4,022,000, respectively, related to the Senior Notes that were issued at the time the Company was acquired by AIPAC. Included in interest expense for 1997 and 1996 was $5,064,000 and $7,783,000, respectively, related to the Secured Notes. The Company purchased and cancelled the previously outstanding Secured Notes on September 24, 1997.

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

   Net Earnings (Loss)

   The net loss for 1998 was $8,264,000 compared with a net loss of $12,032,000 for 1997 and net earnings of $2,878,000 for 1996. Included in the net loss for 1998 and 1997 was $6,267,000 and $7,864,000, respectively, (net of income taxes) of the inventory fair value adjustment related to purchase accounting. Non-cash depreciation and amortization charges were $16,032,000 in 1998 compared with $8,008,000 in 1997 and $5,024,000 in 1996. Also included in the net loss for 1997 was $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of Bridge Loan fees which were expensed when the Bridge Loan was repaid.

   Backlog and New Orders

   The Company's consolidated backlog at December 31, 1998 was $262,457,000 compared with $216,021,000 at December 31, 1997 and $158,727,000 at
December 31, 1996. Machine backlog at December 31, 1998 was $113,702,000, which is an increase of 17.0% from December 31, 1997. The increase was primarily in electric mining shovels. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion by December 31, 1999. Included in backlog at December 31, 1998 and 1997 was $27,273,000 and $51,644,000, respectively, related to this machine. Repair parts and service backlog at December 31, 1998 was $148,755,000, which is an increase of 25.1% from December 31, 1997. The increase was primarily due to new MARCs at foreign locations.

   New orders for 1998 were $362,274,000, which is a decrease of .5% from 1997. New machine orders for 1998 were $123,815,000, which is a decrease of 20.9% from 1997. Included in new machine orders for 1997 was approximately $57,000,000 for the aforementioned 2570WS dragline. New machine orders for electric mining shovels have increased while new machine orders for blasthole drills have decreased. As a result of a decline in copper and coal prices from historically high levels, the demand for machines from these market segments has been low. In addition, economic and political problems in Asia have negatively impacted demand for the Company's machines. New repair parts and service orders for 1998 were $238,459,000, which is an increase of 15.0% from 1997. The increase was primarily due to new MARCs at foreign locations and the Marion Acquisition.

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

Year 2000 Issues

   Many computer software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to herein as the "Year 2000 Issue"), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. The Company uses a number of computer software programs, operating systems and types of equipment with computer chips in its internal operations, including applications used in its financial business systems, order entry and manufacturing systems, manufacturing processes and administrative functions. To the extent that these contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000 and distinguish it from the year 1900, some level of modification or possible replacement will be necessary.

   State of Readiness

   The Company has assessed and continues to assess the impact of the Year 2000 Issue on its operations. The Company's assessments have focused on the three major elements of the Year 2000 Issue: Information Technology ("IT") systems; Non-IT systems; and third party relationships.

   IT Systems

   The Company is in the process of replacing its existing computer system. While the primary purpose of this replacement is to improve the efficiency and effectiveness of the Company's computer system, Year 2000 Issues are also being addressed as a part of the IT system replacement. The IT system replacement for South Milwaukee operations is expected to be completed during the third quarter of 1999 and implementation of the plan for domestic subsidiary operations is expected to be completed by the end of 1999. All computers and software used for the purpose of internal office information management have been upgraded and are Year 2000 compliant. IT systems used by the Company's foreign operations have been reviewed and are Year 2000 compliant or will receive minor upgrades to make them Year 2000 compliant by the end of 1999.

   Non-IT Systems

   A review of all of the Company's communication systems, elevators, HVAC systems and equipment and processes used in manufacturing operations to assess and address Year 2000 Issues is complete and the Company believes that such systems, equipment and processes are compliant or will be remediated to the extent necessary to assure Year 2000 compliance.

   Third-Party Relationships

   The Company's engineering department has reviewed all Company products for Year 2000 compliance. A service advisory bulletin has been developed for customers which provides information regarding Year 2000 compliance of existing products manufactured by the Company. This bulletin describes the service, if any, that will need to be performed to become compliant. In addition, the Company conducted a survey of all major suppliers. All critical suppliers have indicated that their products (incorporated into the Company's products) are Year 2000 compliant, or that their ability to deliver raw materials, supplies or services to the Company will not be adversely impacted by the Year 2000 Issue. Certain other key suppliers have either not responded or have programs underway to ensure compliance.

   Risks and Contingency Plans

   Although the Company believes its efforts will adequately address Year 2000 Issues internally, it is possible that the Company will be adversely affected by problems encountered by its suppliers. There can be no assurance that, despite any supplier's certification of its ability to do so, the supplier will be able to provide goods and services in a manner that satisfactorily address Year 2000 Issues. The most likely worst case scenario would be a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue, with the result being the interruption of manufacturing of the Company's products for an undeterminable period of time. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent and the degree to which the Company's competitors were also impacted by the disruption.

   Although the Company believes that its IT systems replacement will adequately address all material Year 2000 Issues, the Company is in the process of developing contingency plans that will be designed to mitigate the impact on the Company if its Year 2000 compliance efforts are not successful. These contingency plans will include the arranging of alternative computer hardware and software sources. Based on the results of the Company's survey of its major suppliers, the Company is developing contingency plans (including the identification of potential alternative suppliers) where necessary.

   The Company does not expect to develop contingency plans relating to its products previously sold to customers.

   Costs to Address the Company's Year 2000 Issues

   The Company does not believe that Year 2000 Issues have adversely impacted the timetable for implementation or the cost of its previously planned IT system replacement. The estimated incremental cost of the domestic IT system replacement is approximately $2,900,000 of which $1,400,000 has been expended as of December 31, 1998. All maintenance and training costs are being expensed as incurred while all application development costs and the cost of new hardware and software are being capitalized and depreciated in accordance with the Company's depreciation policy. All of these costs will be funded from operating cash flows.

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

   The Company's project time lines and budgets were derived based on information the Company believes to be reliable and by making numerous assumptions regarding future events. Specific factors that could cause actual results to differ include, but are not limited to, (i) the Company's ability to assess, remediate, test and implement all relevant computer hardware and software and embedded technology, (ii) the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, (iii) the adequacy of the Company's contingency plans, to the extent such contingency plans are developed, and
(iv) similar uncertainties. If the Company's Year 2000 compliance efforts, as well as the efforts of the Company's suppliers, individually and in the aggregate, are not successful, it could have a material adverse effect on the Company's financial position, cash flows and results of operations.

   The statements in this Year 2000 Issues section regarding future planning and events and the timetables and costs associated therewith are "forward looking statements" within the meaning of the Securities and Exchange Act of 1934.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

   At December 31, 1998, a sensitivity analysis was performed for the debt obligations that have interest rate risk. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 1998 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   Based on the Company's overall foreign currency exchange rate exposure at December 31, 1998, a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)

                                                                                  Predecessor
                                            Year Ended     September 24-   January 1-    Year Ended
                                            December 31,   December 31,   September 23,  December 31,
                                                1998           1997           1997           1996

REVENUES:
 Net sales                                    $315,838       $ 95,212       $211,465       $263,786
 Other income                                    6,704            346          1,289          1,003
                                              ________       ________       ________       ________

                                               322,542         95,558        212,754        264,789
                                              ________       ________       ________       ________
COSTS AND EXPENSES:
 Cost of products sold                         263,211         85,229        171,515        215,126
 Engineering and field service, selling,
  administrative and miscellaneous expenses     46,332         12,853         27,115         36,470
 Interest expense                               18,860          4,917          6,306          8,557
 Nonrecurring items                                  -              -         10,051              -
                                              ________       ________       ________       ________

                                               328,403        102,999        214,987        260,153
                                              ________       ________       ________       ________

Earnings (loss) before income taxes             (5,861)        (7,441)        (2,233)         4,636

Income taxes                                     2,403           (283)         2,641          1,758
                                              ________       ________       ________       ________

Net earnings (loss)                           $ (8,264)      $ (7,158)      $ (4,874)      $  2,878


Net earnings (loss) per share of common stock:

  Basic                                         $(5.75)        $(5.00)        $ (.48)        $  .28


  Diluted                                       $(5.75)        $(5.00)        $ (.47)        $  .28



                              See notes to consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)

                                                                                  Predecessor
                                            Year Ended     September 24-   January 1-    Year Ended
                                            December 31,   December 31,   September 23,  December 31,
                                                1998           1997           1997           1996
Net earnings (loss)                           $ (8,264)      $ (7,158)      $ (4,874)      $  2,878

Other comprehensive income (loss) -
 foreign currency translation adjustments       (4,756)        (3,619)        (1,439)          (765)
                                              ________       ________       ________       ________

Comprehensive income (loss)                   $(13,020)      $(10,777)      $ (6,313)      $  2,113



                              See notes to consolidated financial statements.

                                        CONSOLIDATED BALANCE SHEETS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)

                                   December 31,                                        December 31,
                              1998          1997                                  1998           1997

                                                    LIABILITIES AND COMMON
ASSETS                                              SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                     CURRENT LIABILITIES:
 Cash and cash equivalents $  8,821       $ 15,071   Accounts payable and
 Receivables                 61,727         49,443    accrued expenses          $ 54,950       $ 51,906
 Inventories                113,226        115,015   Liabilities to customers on
 Prepaid expenses and                                 uncompleted contracts and
  other current assets        6,381          4,496    warranties                   3,168          8,316
                                                     Income taxes                    950          2,070
                                                     Short-term obligations          513            583
                                                     Current maturities of long-
                                                      term debt                    1,006            267
                           ________       ________                              ________       ________

    Total Current Assets    190,155        184,025     Total Current Liabilities  60,587         63,142

OTHER ASSETS:                                       LONG-TERM LIABILITIES:
 Restricted funds on                                 Liabilities to customers
  deposit                       476          1,056    on uncompleted contracts
 Goodwill                    71,835         65,929    and warranties               5,414          3,850
 Intangible assets - net     42,573         44,796   Postretirement benefits      14,188         14,665
 Other assets                11,526         12,677   Deferred expenses
                           ________       ________    and other                   14,585         17,585
                                                                                ________       ________
                            126,410        124,458
                                                                                  34,187         36,100
PROPERTY, PLANT AND EQUIPMENT:                      LONG-TERM DEBT, less
 Land                         2,933          2,414   current maturities          202,308        174,612
 Buildings and improvements  10,546          9,202
 Machinery and equipment     97,481         87,723  COMMON SHAREHOLDERS'
 Less accumulated                                    INVESTMENT:
  depreciation              (10,330)        (1,715)   Common stock - par value
                           ________       ________     $.01 per share,
                                                       authorized 1,700,000
                            100,630         97,624     shares, issued and
                                                       outstanding 1,443,100
                                                       shares at December 31,
                                                       1998; authorized 1,000
                                                       shares, issued and
                                                       outstanding 1,000 shares
                                                       at December 31, 1997           14              -
                                                      Additional paid-in
                                                       capital                   144,296        143,030
                                                      Note receivable from
                                                       shareholder                  (400)             -
                                                      Accumulated deficit        (15,422)        (7,158)
                                                      Accumulated other
                                                       comprehensive income       (8,375)        (3,619)
                                                                                ________       ________

                                                                                 120,113        132,253
                           ________         ________                            ________       ________

                           $417,195         $406,107                            $417,195       $406,107



                              See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)

                                                                    Note                  Accumulated
                                        Additional   Unearned    Receivable                  Other
                              Common     Paid-In      Stock         From     Accumulated Comprehensive
                              Stock      Capital   Compensation  Shareholder   Deficit      Income

Balance at January 1, 1996    $  102     $ 54,259    $      -     $      -     $(19,324)   $   (357)

 Grants under stock
  compensation plans               3        3,480      (3,483)           -            -           -
 Amortization of unearned
  stock compensation               -            -         668            -            -           -
 Net earnings                      -            -           -            -        2,878           -
 Translation adjustments           -            -           -            -            -        (765)
                              ______     ________    ________     ________     ________    ________

Balance at December 31, 1996     105       57,739      (2,815)           -      (16,446)     (1,122)

 Amortization of unearned
  stock compensation               -           -          677            -            -           -
 Net loss                          -           -            -            -       (4,874)          -
 Translation adjustments           -           -            -            -            -      (1,439)
                              ______    ________     ________     ________     ________    ________

Balance at September 23, 1997    105      57,739       (2,138)           -      (21,320)     (2,561)

 Merger with Bucyrus
  Acquisition Corp.             (105)    (57,739)       2,138            -       21,320       2,561
 Capital contribution              -     143,030            -            -            -           -
 Net loss                          -           -            -            -       (7,158)          -
 Translation adjustments           -           -            -            -            -      (3,619)
                              ______    ________     ________     ________     ________    ________

Balance at December 31, 1997       -     143,030            -            -       (7,158)     (3,619)

Stock split                       14         (14)           -            -            -           -
Issuance of common stock
 (12,800 shares)                   -       1,280            -         (400)           -           -
Net loss                           -           -            -            -       (8,264)          -
Translation adjustments            -           -            -            -            -      (4,756)
                              ______     _______     ________     ________     ________    ________

Balance at December 31, 1998  $   14    $144,296     $      -     $   (400)    $(15,422)   $ (8,375)



                              See notes to consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)

                                                                                  Predecessor
                                            Year Ended     September 24-   January 1-    Year Ended
                                            December 31,   December 31,   September 23,  December 31,
                                                1998           1997           1997           1996

Cash Flows From Operating Activities
Net earnings (loss)                           $ (8,264)      $ (7,158)      $ (4,874)      $  2,878
Adjustments to reconcile net earnings (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation                                  10,331          2,678          3,125          3,882
  Amortization                                   5,701          1,435            770          1,142
  Non-cash stock compensation expense                -              -            677            668
  Nonrecurring items                                 -              -         10,051              -
  In kind interest on the Secured Notes
   due December 14, 1999                             -              -              -          7,783
  (Gain) loss on sale of property, plant
   and equipment                                    11             (3)          (275)           362
  Changes in assets and liabilities, net of
   effects of acquisitions:
    Receivables                                (13,597)        10,725        (19,534)         3,021
    Inventories                                 (2,824)        12,891        (11,100)         2,026
    Other current assets                        (1,167)         3,432         (1,434)        (1,114)
    Other assets                                (1,771)          (405)          (385)        (1,145)
    Current liabilities other than income
     taxes, short-term obligations and
     current maturities of long-term debt       (7,525)        (6,237)        17,210         (5,332)
    Income taxes                                (1,280)        (1,097)         1,181         (1,991)
    Long-term liabilities other than
     deferred income taxes                      (3,761)          (456)        (2,012)        (2,093)
                                              ________       ________       ________       ________

Net cash provided by (used in)
 operating activities                          (24,146)        15,805         (6,600)        10,087
                                              ________       ________       ________       ________
Cash Flows From Investing Activities
Payment to cash out stock options and
 stock appreciation rights                           -         (6,944)             -              -
Decrease in restricted funds on deposit            580             23              -          1,798
Purchases of property, plant and equipment     (12,803)        (2,859)        (4,331)        (4,996)
Proceeds from sale of property, plant
 and equipment                                   1,428            510          1,227          1,058
Acquisition of Bucyrus International, Inc.           -       (189,622)             -              -
Purchase of Von's Welding, Inc.,
 net of cash acquired                                -              -           (841)             -
Purchase of surface mining equipment
 business of Global Industrial
 Technologies, Inc.                                  -              -        (36,720)             -
Receivable from Global Industrial
 Technologies, Inc.                                  -          5,275         (5,275)             -
                                              ________       ________       ________       ________

Net cash used in investing activities          (10,795)      (193,617)       (45,940)        (2,140)
                                              ________       ________       ________       ________
Cash Flows From Financing Activities
Proceeds from issuance of project
 financing obligations                               -              -          5,672          5,402
Reduction of project financing obligations           -         (8,102)             -         (8,104)
Net increase (decrease) in other bank
 borrowings                                        (70)        20,837            500         (1,350)
Payment of acquisition and refinancing expenses   (293)       (13,426)        (1,476)             -
Payment of bridge loan fees                          -              -         (3,361)             -
(Payment of) proceeds from bridge loan               -        (45,000)        45,000              -
Capital contribution                                 -        143,030              -              -
Proceeds from issuance of long-term debt        28,785        150,000          1,706            849
Payment of long-term debt                         (350)       (65,785)             -              -
Proceeds from issuance of common stock             880              -              -              -
                                              ________       ________       ________       ________

Net cash provided by (used in)
 financing activities                           28,952        181,554         48,041         (3,203)
                                              ________       ________       ________       ________

Effect of exchange rate changes on cash           (261)          (352)           417           (131)
                                              ________       ________       ________       ________
Net increase (decrease) in cash
 and cash equivalents                           (6,250)         3,390         (4,082)         4,613

Cash and cash equivalents at
 beginning of period                            15,071         11,681         15,763         11,150
                                              ________       ________       ________       ________

Cash and cash equivalents at end of period    $  8,821       $ 15,071       $ 11,681       $ 15,763


Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
 Interest                                     $ 18,080       $    662       $  4,046       $    491
 Income taxes - net of refunds                   3,569            587          1,218          3,246

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
         Bucyrus International, Inc. and Subsidiaries (Continued)
                          (Dollars in Thousands)

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


(B) In 1997, the Company purchased certain assets and liabilities of the surface mining and equipment business of Global Industrial Technologies, Inc. In conjunction with the acquisition, liabilities were assumed as follows:

                                               1997

       Fair value of assets acquired         $ 52,406
       Cash paid                              (36,720)
                                             ________

       Liabilities assumed                   $ 15,686




              See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bucyrus International, Inc. and Subsidiaries


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Nature of Operations

         Bucyrus International, Inc. (the "Company") is a Delaware corporation and a leading manufacturer of surface mining equipment, principally walking draglines, electric mining shovels and blasthole drills, and related replacement parts. Major markets for the surface mining industry are coal mining, copper and iron ore mining, and phosphate production.

         Basis of Presentation

         The consolidated financial statements as of December 31, 1998 and 1997 and for the year ended December 31, 1998 and the period September 24, 1997 to December 31, 1997 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by American Industrial Partners Acquisition Company, LLC ("AIPAC") on
         September 24, 1997 (see Note B). The Predecessor consolidated financial statements for periods prior to September 24, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated financial statements of the Company are not comparable to the Predecessor consolidated financial statements.

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

         Goodwill and Intangible Assets

         Goodwill represents the excess of the purchase price paid by AIPAC for the outstanding shares of common stock of the Company over the fair value of the net assets of the Company on the date of acquisition and is being amortized on a straight-line basis over 30 years. Accumulated amortization was $3,174,000 and $591,000 at December 31, 1998 and 1997, respectively.

         Intangible assets were recorded at estimated fair value in connection with the acquisition of the Company by AIPAC and consist of engineering drawings, bill-of-material listings, software, trademarks and tradenames which are being amortized on a straight-line basis over 10 to 30 years. Accumulated amortization was $2,852,000 and $628,000 at December 31, 1998 and 1997, respectively.

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and intangible assets may warrant revision or that the remaining balance of each may not be recoverable. When factors indicate that goodwill and intangible assets should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill and intangible assets in measuring whether they are recoverable.

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

         Foreign Currency Translation

         The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year.
         Adjustments resulting from this translation are deferred and reflected as a separate component of Common Shareholders' Investment. Effective January 1, 1998, the Company no longer considers Brazil's economy to be highly inflationary. The effect of this change on the Company's consolidated financial statements was not material. The Company also defers gains and losses resulting from exchange rate changes on intercompany obligations that are considered to be of a long-term nature and not to be repaid in the foreseeable future.

         Revenue Recognition

         Revenue from long-term sales contracts is recognized using the percentage-of-completion method. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other sales is recognized as products are shipped or services are rendered. Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $92,000 and $3,501,000 at December 31, 1998 and 1997, respectively.

NOTE B - ACQUISITIONS

         Acquisition by American Industrial Partners

         On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with AIPAC, which is wholly-owned by American Industrial Partners Capital Fund II, L.P. ("AIP"), and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger and is currently wholly-owned by AIPAC. The purchase of all of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

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

         The AIP Agreement also provided that each outstanding option to purchase shares of the Company's common stock and each outstanding stock appreciation right granted under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Stock Option Plan"), the 1996 Employees' Stock Incentive Plan (the "1996 Employees' Plan) and any other stock-based incentive plan or arrangement of the Company, whether or not then exercisable or vested, would be cancelled (see Note G). In consideration of such cancellation, the holders of such options and stock appreciation rights received for each share subject to such option or stock appreciation right an amount in cash equal to the excess of the offer price of $18 per share over the per share exercise price of such option or the per share base price of such stock appreciation right, as applicable, multiplied by the number of shares subject to such option or stock appreciation right. Included in nonrecurring items in the Consolidated Statement of Operations is $6,690,000 of expense incurred to cash out the outstanding options and stock appreciation rights.

         The acquisition of the Company by AIPAC was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were adjusted to their estimated fair values. The final allocation of the purchase price is as follows:

                                                  (Dollars in Thousands)

            Working capital                             $ 127,232
            Property, plant and equipment                 100,855
            Intangible assets (including
              goodwill of $75,009)                        120,397
            Other long-term assets and liabilities       (205,454)


            Total cash purchase price                   $ 143,030


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

         The Company financed the Marion Acquisition and related expenses by utilizing an unsecured bridge loan (the "Bridge Loan") provided by a former affiliate of the Company, in the amount of $45,000,000. The Bridge Loan was repaid in full on September 24, 1997 with a portion of the proceeds from the 9-3/4% Senior Notes due 2007 (see Note F). The Bridge Loan had an interest rate of 10.625% and the total interest expense incurred by the Company was $385,000. The Company incurred $3,361,000 of loan fees in connection with the Bridge Loan. The subsequent expensing of these fees when the Bridge Loan was repaid are included in nonrecurring items in the Consolidated Statement of Operations.

         The acquisition of Marion by the Company was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed by the Company were recorded at their estimated fair values. The assets acquired and liabilities assumed in the Marion Acquisition were revalued in connection with the AIP Merger.

         During 1998, the Company finalized the allocations of the purchase prices relating to the acquisition of the Company by AIPAC and the Marion Acquisition. The adjustments primarily related to warranty, employee benefits and a litigation settlement and resulted in a net increase to liabilities and goodwill of $8,488,000.

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

                                           Year Ended December 31,
                                           1997           1996
                                         (Dollars in Thousands,
                                        Except Per Share Amounts)
                                               (Unaudited)

          Net sales                      $ 346,913      $ 373,411

          Net loss                         (10,297)       (19,438)

          Net loss per share of
            common stock                     (7.20)        (13.59)

         The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been effective on January 1, 1996 or of future operations of the Company.

NOTE C - RECEIVABLES

         Receivables at December 31, 1998 and 1997 include $12,470,000 and $6,186,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

         Current receivables are reduced by an allowance for losses of $918,000 and $734,000 at December 31, 1998 and 1997, respectively.

NOTE D - INVENTORIES

         Inventories consist of the following:

                                        1998           1997
                                        (Dollars in Thousands)

         Raw materials and parts      $ 16,987       $ 14,896
         Costs relating to
          uncompleted contracts          4,503          4,861
         Customers' advances offset
          against costs incurred on
          uncompleted contracts         (2,296)        (2,976)
         Work in process                22,724         21,238
         Finished products (primarily
          replacement parts)            71,308         76,996
                                      ________       ________

                                      $113,226       $115,015


         In connection with the acquisition of the Company by AIPAC, inventories were adjusted to estimated fair value. This adjustment was charged to cost of products sold as the inventory was sold. At December 31, 1997, the remaining estimated fair value adjustment included in inventory was $6,925,000, all of which was charged to cost of products sold in 1998. The charge to cost of products sold in 1997 was $8,633,000.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                       1998           1997
                                        (Dollars in Thousands)

         Trade accounts payable      $ 28,407       $ 24,364
         Wages and salaries             5,970          6,261
         Interest                       4,965          4,308
         Other                         15,608         16,973
                                     ________       ________

                                     $ 54,950       $ 51,906


NOTE F - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt consists of the following:

                                           1998           1997
                                          (Dollars in Thousands)

         9-3/4% Senior Notes due 2007    $150,000       $150,000
         Revolving credit facility         49,950         22,215
         Construction Loans at
          Bucyrus International
           (Chile) Limitada                 2,400          2,664
         Other                                964              -
                                         ________       ________

                                          203,314        174,879
         Less current maturities of
          long-term debt                   (1,006)          (267)
                                         ________       ________

                                         $202,308       $174,612


         The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, certain of its domestic subsidiaries (the "Guarantors"), and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) incur additional indebtedness;
         (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) sell certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; and (viii) enter into certain mergers and consolidations. Such covenants are subject to important qualifications and limitations.

         The Company also entered into a three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1998 and 1997 were $49,950,000 and $22,215,000, respectively, at a weighted average interest rate of 8.0% and 8.7%, respectively. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1998 and 1997, there were $2,750,000 and $3,556,000, respectively, of standby letters of credit outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and a minimum net worth. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and assets of foreign subsidiaries. The average borrowing under the Revolving Credit Facility during 1998 was $43,454,000 at a weighted average interest rate of 8.6%, and the maximum borrowing outstanding was $57,075,000. The average borrowing under the Revolving Credit Facility during the period September 24, 1997 to December 31, 1997 was $28,512,000 at a weighted average interest rate of 8.7%, and the maximum borrowing outstanding during this period was $36,350,000. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1998 was $14,988,000.

         Maturities of long-term debt are the following for each of the next five years:

                                       (Dollars in Thousands)

                      1999                    $ 1,006
                      2000                     50,853
                      2001                        787
                      2002                        521
                      2003                        147

         At December 31, 1998, the Senior Notes were bid at 74%. Based on this information, management believes the fair value of the Senior Notes is approximately $111,000,000.

NOTE G - COMMON SHAREHOLDERS' INVESTMENT

         On March 17, 1998, the Company's Board of Directors authorized a stock split which increased the number of authorized shares of common stock of the Company from 1,000 shares to 1,600,000 shares. Simultaneous with this authorization, AIPAC cancelled 9.976% of its interest in its 1,000 shares of common stock of the Company and received 1,430,300 shares for their remaining interest (the "Stock Split"). Subsequently, the Company's Board of Directors increased the number of authorized shares of common stock of the Company to 1,700,000 shares. Also in 1998, certain members of management of the Company purchased 12,800 shares of common stock of the Company which increased the number of issued and outstanding common shares to 1,443,100 at December 31, 1998.

         In 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan (the "1998 Option Plan") which authorizes the granting of stock options to key employees for up to a total of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attains specified EBITDA targets. In the event that the EBITDA target is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan. Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria, and expire and terminate no later than ten years after the date of grant.

         The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1998 Option Plan:

                                         Options    Available For
                                       Outstanding  Future Grants

         At plan inception                     -       150,400
         Increase in shares available
          for future grants                    -        49,600
         Granted on March 17, 1998
          ($100 per share)               115,850      (115,850)
         Granted on July 31, 1998
          ($100 per share)                 3,350        (3,350)
         Granted on December 21, 1998
          ($100 per share)                59,767       (59,767)
         Options forfeited
          ($100 per share)                (2,900)        2,900
                                         _______       _______

         Balances at December 31, 1998   176,067        23,933


         At December 31, 1998, none of the options outstanding were vested. The options had a weighted average remaining contractual life of 9.5 years.

         In 1995, the Company's Board of Directors adopted the Directors' Stock Option Plan. As discussed in Note B, options granted under the Directors' Stock Option Plan were cancelled upon the acquisition of the Company by AIPAC. The Directors' Stock Option Plan provided for the automatic grant of non-qualified stock options to non-employee members of the Board of Directors for up to 60,000 shares of the Company's common stock at an exercise price based on the last sale price of the common stock on the date of grant. The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the Directors' Stock Option Plan:

                                         Options     Available For
                                       Outstanding   Future Grants

         Balances at January 1, 1996       8,000         52,000
         Granted on February 8, 1996
          ($9.25 per share)                8,000         (8,000)
         Granted on March 11, 1996
          ($9.00 per share)                4,000         (4,000)
                                         _______        _______
         Balances at December 31, 1996
          ($6.00 - $9.25 per share)       20,000         40,000
         Granted on February 5, 1997
          ($7.50 per share)               12,000        (12,000)
         Granted on April 30, 1997
          ($9.375 per share)               2,000         (2,000)
         Cashed out pursuant to the
          acquisition of the Company
          by AIPAC                       (34,000)             -
         Cancelled pursuant to the
          acquisition of the Company
          by AIPAC                             -        (26,000)
                                         _______        _______

         Balances at December 31, 1997         -              -


         At December 31, 1996, all of the options outstanding were exercisable at a weighted average exercise price of $7.90 per share and had a weighted average remaining contractual life of 8.7 years. The weighted average exercise price of options granted in 1996 was $9.17 per share.

         In 1996, the Company's Board of Directors adopted the 1996 Employees' Plan. As discussed in Note B, options and stock appreciation rights granted under the 1996 Employees' Plan were cancelled upon the acquisition of the Company by AIPAC. The 1996 Employees' Plan authorized the granting to key employees of: (a) stock options, which may be either incentive stock options or non-qualified stock options, at an exercise price per share not less than 55% of the fair market value of the Company's common stock on the date of grant; (b) stock appreciation rights at a grant price of not less than 100% of the fair market value of the Company's common stock on the date of grant;
         (c) restricted stock; and (d) performance shares. The 1996 Employees' Plan provided that up to a total of 1,000,000 shares of the Company's common stock, subject to adjustment under plan provisions, would be available for the granting of awards thereunder.

         The following table sets forth the activity and outstanding balances of grants under the 1996 Employees' Plan:
                                                    Available For
                                        Granted     Future Grants

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

         The Company accounted for the 1998 Option Plan, the Directors' Stock Option Plan and the 1996 Employees' Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for these plans been determined consistent with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                    Predecessor
                 Year Ended   September 24-   January 1 -    Year Ended
                December 31,  December 31,   September 23,  December 31,
                    1998          1997           1997           1996
                            (Dollars in Thousands,
                           Except Per Share Amounts)
Net earnings
 (loss):
    As reported $  (8,264)    $  (7,158)     $ (4,874)       $  2,878
    Pro forma      (8,698)       (7,158)       (4,648)          2,688

Net earnings
 (loss) per
 share of
 common stock:

  Basic
    As reported     (5.75)        (5.00)         (.48)            .28
    Pro forma       (6.05)        (5.00)         (.45)            .26

  Diluted
    As reported     (5.75)        (5.00)         (.47)            .28
    Pro forma       (6.05)        (5.00)         (.45)            .26

         In 1997, the fair value of stock options granted under the Directors' Stock Option Plan and the 1996 Employees' Plan was equal to the cash paid for each outstanding stock option in the AIP Tender Offer.

         The weighted average grant date fair value of stock options granted in 1998 under the 1998 Option Plan was $76 per option. The exercise price of these stock options was equal to the fair value of the common stock on the date of grant. The fair value was established by the Company's Board of Directors as the price for which the Company will buy or sell its common stock. The weighted average grant-date fair value of stock options granted in 1996 and 1995 under the Directors' Stock Option Plan was $4.93 and $4.44 per option, respectively. The weighted average grant-date fair value of stock options granted under the 1996 Employees' Plan whose exercise price was less than the market price of the Company's common stock on the date of grant was $6.55 per option. The weighted average grant-date fair value of stock options granted under the 1996 Employees' Plan whose exercise price was equal to the market price of the Company's common stock on the date of grant was $6.00 per option. The grant-date fair value of the restricted stock was $9.00 per share. The grant-date fair value of the stock appreciation rights was $6.00 per right. The fair value of grants was estimated on the date of grant using the minimum value method in 1998 and the Black-Scholes option pricing model in 1996 and 1995 with the following weighted average assumptions:

                            1998             Directors'            1996
                         Option Plan      Stock Option Plan   Employees' Plan
                            1998         1996         1995         1996

Risk-free interest rate       5.5%        6.48%        6.41%          6.34%
Expected dividend yield         0%           0%           0%             0%
Expected life              5 years      7 years      7 years      5.6 years
Calculated volatility          N/A       67.07%       73.92%         66.10%

NOTE H - INCOME TAXES

         Deferred taxes are provided to reflect temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates and laws. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be realized.

         Earnings (loss) before income taxes consists of the following:

                                                   Predecessor
                Year Ended   September 24-   January 1 -    Year Ended
               December 31,  December 31,   September 23,  December 31,
                   1998          1997           1997           1996
                                (Dollars in Thousands)

United States   $  (8,132)    $  (5,038)     $  (8,876)     $     232
Foreign             2,271        (2,403)         6,643          4,404
                _________     _________      _________      _________

Total           $  (5,861)    $  (7,441)     $  (2,233)     $   4,636


       The provision for income tax expense (benefit) consists of the following:

                                                   Predecessor
                Year Ended   September 24-   January 1 -    Year Ended
               December 31,  December 31,   September 23,  December 31,
                   1998          1997           1997           1996
                                (Dollars in Thousands)
Foreign income taxes:
 Current        $   3,387     $   1,010      $   2,697      $   1,902
 Deferred          (1,119)       (1,343)             6           (430)
                _________     _________      _________      _________

 Total              2,268          (333)         2,703          1,472
                _________     _________      _________      _________

Other (state and
 local taxes):
  Current             135            50            (62)           274
  Deferred              -             -              -             12
                _________     _________      _________      _________

  Total               135            50            (62)           286
                _________     _________      _________      _________
Total income
 tax expense
 (benefit)      $   2,403     $    (283)     $   2,641      $   1,758


         Total income tax expense (benefit) differs from amounts expected by applying the Federal statutory income tax rate to earnings (loss) before income taxes as set forth in the following table:



                                                                                  Predecessor
                             Year Ended           September 24-           January 1-            Year Ended
                            December 31,          December 31,           September 23,         December 31,
                                1998                  1997                   1997                  1996
                            Tax                   Tax                    Tax                    Tax
                          Expense               Expense                Expense                Expense
                         (Benefit)  Percent    (Benefit)  Percent     (Benefit)  Percent     (Benefit)  Percent
                                                        (Dollars in Thousands)
Tax expense (benefit)
 at Federal statutory
 rate                    $ (2,051)   (35.0)%   $ (2,604)   (35.0)%    $   (782)   (35.0)%    $  1,622    35.0%
Valuation allowance
 adjustments                  531      9.1        1,681     22.6         2,761    123.6           (81)   (1.7)
Impact of foreign
 subsidiary income,
 tax rates and tax
 credits                    2,925     49.9          425      5.7            616    27.6             7      .2
State income taxes
 net of Federal
 income tax benefit            20       .3          (14)     (.2)           (11)    (.5)          136     2.9
Nondeductible
 goodwill
 amortization                 904     15.4          207      2.8              -       -             -       -
Other items                    74      1.3           22       .3             57     2.6            74     1.5
                         ________   ______     ________   ______       ________  ______      ________  ______
Total income
 tax expense (benefit)   $  2,403     41.0%    $   (283)   (3.8)%      $  2,641   118.3%     $  1,758    37.9%



         Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                             December 31,
                                        1998              1997
                                         (Dollars in Thousands)
         Deferred tax assets:
          Postretirement benefits    $    5,966        $    6,805
          Inventory valuation
           provisions                     7,183             1,836
          Accrued and other
           liabilities                    9,480             9,614
          Research and development
           expenditures                   7,688             8,436
          Tax loss carryforward          31,265            28,392
          Tax credit carryforward           479               479
          Other items                       229               314
                                     __________        __________

          Total deferred tax assets      62,290            55,876

         Deferred tax liabilities:
          Excess of book basis over
           tax basis of property,
           plant and equipment and
           intangible assets            (40,046)          (43,682)
         Legal settlement                (1,970)                -
         Valuation allowance            (17,994)          (11,033)
                                     __________        __________

         Net deferred tax asset      $    2,280        $    1,161


         The classification of the net deferred tax assets and liabilities is as follows:

                                               December 31,
                                          1998              1997
                                          (Dollars in Thousands)

         Current deferred tax asset    $    1,577        $    1,095
         Long-term deferred tax asset         962                96
         Current deferred tax liability       (60)              (28)
         Long-term deferred tax
          liability                          (199)               (2)
                                       __________        __________

         Net deferred tax asset        $    2,280        $    1,161


         Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In conjunction with the application of the purchase method of accounting for the 1997 acquisition of the Company by AIPAC, assets and liabilities were adjusted to estimated fair value for book purposes, but there were no changes in tax basis. In 1998, the valuation allowance increased by $6,961,000. The increase was primarily the result of final purchase adjustments to the fair value of assets and liabilities.

         As of December 31, 1998, the Company has available approximately $78,100,000 of federal net operating loss carryforwards ("NOL") from the years 1988 through 1998, expiring in the years 2003 through 2018, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by AIPAC and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 1999 is approximately $24,800,000.

         Additionally, the Company has available for federal income tax purposes approximately $479,000 of alternative minimum tax credit carryforward which carries forward indefinitely. However, because the credit arose prior to the effective date of the Amended Plan, it will be subject to the annual limitations discussed above and will not be usable until the year 2010.

         The Company also has a significant amount of state NOL's (which expire in the years 1999 through 2013) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $65,800,000.

         Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $21,900,000 at December 31, 1998. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE I - PENSION AND RETIREMENT PLANS

         The Company has several pension and retirement plans covering substantially all employees. The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1998 and 1997:

                                        Years Ended December 31,
                                         1998           1997
                                          (Dollars in Thousands)
          Change in benefit obligation:
           Benefit obligation at
            beginning of year          $ 72,004       $ 67,237
           Service cost                   1,883          1,750
           Interest cost                  5,058          4,929
           Amendments                        94          2,408
           Settlements                        -            (63)
           Curtailments                       -            (36)
           Actuarial loss                 3,265          1,014
           Benefits paid                 (5,085)        (5,235)
                                       ________       ________
           Benefit obligation
            at end of year               77,219         72,004
                                       ________       ________


                                        Years Ended December 31,
                                         1998           1997
                                          (Dollars in Thousands)
         Change in plan assets:
           Fair value of plan assets
            at beginning of year         68,950         63,718
           Actual return on plan assets   4,316          9,700
           Employer contributions         1,901            767
           Benefits paid                 (5,085)        (5,235)
                                       ________       ________
           Fair value of plan assets
            at end of year               70,082         68,950
                                       ________       ________
         Net amount recognized:
           Funded status                 (7,137)        (3,054)
           Unrecognized net
            actuarial loss                6,927          1,991
                                       ________       ________

           Net pension liability       $   (210)      $ (1,063)


         Amounts recognized in
          consolidated balance
          sheets:
            Prepaid benefit costs      $  3,599       $  5,558
            Accrued benefit liabilities  (3,809)        (6,621)
                                       ________       ________

           Net pension liability       $   (210)      $ (1,063)


         Weighted-average assumptions
          at end of year:
            Discount rate                 6.875%          7.25%
            Expected return on
             plan assets                      9%             9%
            Rate of compensation
             increase                 4.5% to 5%     4.5% to 5%


                                                     Predecessor
                 Year Ended   September 24-   January 1-    Year Ended
                December 31,  December 31,   September 23,  December 31,
                    1998          1997           1997           1996
                                 (Dollars in Thousands)
Components of
 net periodic
 benefit cost:
  Service cost    $  1,883      $    486      $  1,264       $  1,554
  Interest cost      5,058         1,355         3,574          4,431
  Expected return
   on plan assets   (5,987)       (1,599)       (8,101)        (7,697)
  Recognized net
   actuarial
   loss                  -             -         4,170          2,527
                  ________      ________      ________       ________
  Total benefit
   cost           $    954      $    242      $    907       $    815


         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $26,729,000, $19,833,000 and $19,575,000, respectively, at December 31, 1998.
         These amounts were $20,537,000, $13,483,000 and $13,076,000, respectively, at December 31, 1997.

         The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $972,000, $862,000 (including $626,000 for the Predecessor) in 1997 and $801,000 in 1996.

NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company. The majority of the costs of such benefits are funded as they are incurred.

         The following table sets forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 1998 and 1997:
                                            Years Ended December 31,
                                             1998           1997
                                              (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year              $ 16,645       $ 14,869
           Service cost                         410            426
           Interest cost                      1,008          1,089
           Plan participants'
            contributions                        82             68
           Amendments                        (2,542)             -
           Effect of Marion Acquisition           -            296
           Net actuarial loss                 1,159          1,906
           Benefits paid                     (1,843)        (2,009)
                                           ________       ________
           Benefit obligation
            at end of year                   14,919         16,645
                                           ________       ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year                  -              -
           Actual return on plan assets           -              -
           Employer contributions             1,761          1,941
           Plan participants'
            contributions                        82             68
           Benefits paid                     (1,843)        (2,009)
                                           ________       ________
           Fair value of plan assets
            at end of year                        -              -
                                           ________       ________

         Net amount recognized:
           Funded status                    (14,919)       (16,645)
           Unrecognized net
            actuarial loss                    1,429            270
           Unrecognized prior
            service cost                     (2,358)             -
                                           ________       ________
           Accrued postretirement
            benefit liability              $(15,848)      $(16,375)

         Weighted-average assumptions
          at end of year:
            Discount rate                     6.875%          7.25%
            Expected return on
             plan assets                        n/a            n/a
            Rate of compensation
             increase                           n/a            n/a

         For measurement purposes, an 8% gross health care trend rate was used for benefits for 1999. Trend rates were assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

                                                           Predecessor
                     Year Ended    September 24-    January 1-    Year Ended
                    December 31,   December 31,    September 23,  December 31,
                        1998           1997            1997           1996
                                  (Dollars in Thousands)
Components of
 net periodic
 benefit cost:
   Service cost      $    410       $    124        $    302       $    323
   Interest cost        1,008            316             774          1,039
   Recognized net
    actuarial
    loss                    -              -              41              -
   Amortization
    of prior
    service cost         (184)             -               -              -
                     ________       ________        ________       ________
   Net periodic
    benefit cost     $  1,234       $    440        $  1,117       $  1,362


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                     One Percentage    One Percentage
                                     Point Increase    Point Decrease
                                          (Dollars in Thousands)

         Effect on total of service
          and interest cost components  $    123       $   (106)

         Effect on postretirement
          benefit obligation               1,001           (885)

NOTE K - RESEARCH AND DEVELOPMENT

         Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $8,247,000 in 1998, $7,384,000 (including $5,043,000 for the Predecessor) in 1997 and $6,930,000 in 1996. All
         engineering and product development costs are charged to engineering and field service expense as incurred.

NOTE L - CALCULATION OF NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

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

                                                       Predecessor
                 Year Ended    September 24-    January 1-    Year Ended
                December 31,   December 31,    September 23,  December 31,
                    1998           1997            1997           1996
                                  (Dollars in Thousands,
                                 Except Per Share Amounts)
Basic

 Net earnings
  (loss)         $   (8,264)    $   (7,158)    $   (4,874)    $    2,878


 Weighted
  average shares
  outstanding     1,436,648      1,430,300      10,259,260     10,234,574


 Net earnings
  (loss) per
  share          $    (5.75)    $    (5.00)    $     (.48)    $      .28


Diluted

 Net earnings
  (loss)         $   (8,264)    $   (7,158)    $   (4,874)    $    2,878


 Weighted
  average shares
  outstanding -
  basic           1,436,648      1,430,300      10,259,260     10,234,574

 Effect of dilutive
  securities -
  stock options,
  stock appreciation
  rights and
  restricted
  stock                   -              -         174,840         28,070
                 __________     __________      __________     __________

 Weighted
  average shares
  outstanding -
  diluted         1,436,648      1,430,300      10,434,100     10,262,644


 Net earnings
  (loss) per
  share          $    (5.75)    $    (5.00)    $     (.47)    $      .28


         Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect the 1,430,300 shares now owned by AIPAC as a result of the Stock Split (see Note G).

NOTE M - SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company designs, manufactures and markets large excavation machinery used for surface mining and supplies replacement parts and services for such machines. The Company manufactures its machines and replacement parts at one location. There is no significant difference in the production process for machines and replacement parts. The Company's products are sold primarily to large companies and quasi-governmental entities engaged in the mining of coal, iron ore and copper throughout the world. New equipment and replacement parts and services are sold in North America primarily by Company personnel and through independent distributors and its domestic subsidiaries, and overseas by Company personnel and through independent distributors and the Company's foreign subsidiaries and offices.

         Due to the relatively low number of new machines sold each year, the profitability of each machine sale is evaluated on an order by order basis with specific margin goals being established prior to the sale of the machine. Historically, there has been very little variance between the estimated margin on a machine sale and the actual margin achieved. The sales of replacement parts and services occur on a consistent basis throughout the year. The gross margins on replacement parts and service sales are regularly reviewed by the Company's chief operating decision maker to assess performance. Over the past several years, the sale of replacement parts and services has accounted for approximately two-thirds of the Company's annual net sales. Operating expenses and assets are managed on a macro basis and are not allocated to machines or replacement parts and services as part of performance assessment.

         Based on the above, the Company's operations are classified as one operating segment.

         The following table summarizes the Company's net sales:

                                     Years Ended December 31,
                                1998           1997            1996
                                       (Dollars in Thousands)

       Machines               $107,268       $108,425        $107,396
       Parts and services      208,570        198,252         156,390
                              ________       ________        ________

                              $315,838       $306,677        $263,786

         Financial information by geographical area is set forth in the following table. Each geographic area represents the origin of the financial information. Long-lived assets of subsidiaries are those related to the operations of those subsidiaries. United States assets consist of all other long-lived assets.

                                       Sales to
                                       External         Long-Lived
                                       Customers          Assets
                                           (Dollars in Thousands)
         1998

          United States                $170,605          $ 90,181
          South America                  36,260             7,451
          Australia, Far East and
           South Africa                  89,571             2,124
          Other Foreign                  19,402               874
                                       ________          ________

                                       $315,838          $100,630

         1997

          United States                $183,995          $ 86,780
          South America                  31,057             7,894
          Australia, Far East and
           South Africa                  68,177             2,523
          Other Foreign                  23,448               427
                                       ________          ________

                                       $306,677          $ 97,624

         1996

          United States                $175,675          $ 28,179
          South America                  27,602             4,676
          Australia, Far East and
           South Africa                  40,896             1,315
          Other Foreign                  19,613             1,857
                                       ________          ________

                                       $263,786          $ 36,027


         In 1998 and 1997, one customer accounted for approximately 19% and 14%, respectively, of the Company's consolidated net sales. In 1996, a different customer accounted for approximately 14% of the Company's consolidated net sales. The Company is not dependent upon any one customer.

NOTE N - COMMITMENTS, CONTINGENCIES AND CREDIT RISKS

         Joint Prosecution

         On September 25, 1997, the Company and Jackson National Life Insurance Company ("JNL") commenced an action against Milbank, Tweed, Hadley & McCloy ("Milbank") in the Milwaukee County Circuit Court (the "Milwaukee Action"). The Company sought damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL sought damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. On December 31, 1998, the Company and JNL settled the Milwaukee Action, which was thereafter dismissed by the agreement of the parties on February 24, 1999. The amounts to be received by the Company in connection with the settlement of the Milwaukee Action are included in Other Income in the Consolidated Statements of Operations.

         West Machine and Tool Works

         On September 23, 1997, Minserco, Inc. ("Minserco"), a wholly-owned subsidiary of the Company, was found liable to BR West Enterprises, Inc. d/b/a West Machine and Tool Works ("West") in litigation pending in the United States District Court for the Eastern District of Texas (the "Texas Court"), for damages claimed with regard to an alleged joint venture agreement (the "Minserco Litigation"). On October 29, 1997, a final judgment was entered in the approximate amount of $4,300,000, including attorney's fees and costs. Minserco strongly disputed the Findings of Fact and Conclusions of Law entered by the Texas Court and had appealed the case to the United States Court of Appeals for the Fifth Circuit. On November 5, 1997, the Company was sued by West in the Texas Court on substantially similar grounds asserted in the Minserco Litigation in an apparent attempt to hold the Company liable for the damages awarded to West in the Minserco Litigation. On June 19, 1998, the Company and Minserco settled the Minserco Litigation, and all claims against either the Company or Minserco were dismissed with prejudice.

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

         Commitments

         The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $7,157,000 in 1998, $7,240,000 (including $5,157,000 for the
         Predecessor) in 1997 and $5,658,000 in 1996. Future minimum annual payments under noncancellable agreements are as follows:

                                     (Dollars in Thousands)

                 1999                       $  4,130
                 2000                          3,958
                 2001                          3,746
                 2002                          3,204
                 2003                          2,757
                 After 2003                    4,223

                                            $ 22,018

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

NOTE O - QUARTERLY RESULTS - UNAUDITED

         Quarterly results are as follows:

                                 Quarters Ended at End of
                         March       June      September   December
                                    (Dollars in Thousands,
                                   Except Per Share Amounts)
Net sales:
 1998                  $ 73,700    $ 80,041    $ 76,149    $ 85,948
 1997                         -           -      10,429      84,783
 1997 - Predecessor      59,886      83,876      67,703           -

Gross profit(1):
 1998                  $  7,119    $ 16,503    $ 15,412    $ 13,593
 1997                         -           -       2,992       6,991
 1997 - Predecessor      11,881      15,620      12,449           -

Net earnings (loss)(1):
 1998                  $ (9,069)   $   (293)   $   (868)   $  1,966
 1997                         -           -       1,269      (8,427)
 1997 - Predecessor(2)      915       2,508      (8,297)          -

Basic net earnings (loss)
 per common share(1):
 1998                  $  (6.33)   $   (.20)   $   (.60)   $   1.37
 1997                         -           -         .89       (5.89)
 1997 - Predecessor         .09         .24        (.81)          -

Diluted net earnings (loss)
 per common share(1):
 1998                  $  (6.33)   $   (.20)   $   (.60)   $   1.37
 1997                         -           -         .89       (5.89)
 1997 - Predecessor         .09         .24        (.78)          -

Weighted average shares
 outstanding - basic
 (in thousands):
 1998                     1,432       1,438       1,438       1,439
 1997                         -           -       1,430       1,430
 1997 - Predecessor      10,242      10,268      10,268           -

Weighted average shares
 outstanding - diluted
 (in thousands):
 1998                     1,432       1,438       1,438       1,439
 1997                         -           -       1,430       1,430
 1997 - Predecessor      10,283      10,407      10,623           -

(1) Due to the acquisition of the Company by AIPAC, the results of the Company are not comparable to the results of the Predecessor.

(2) Included in the Predecessor net loss for the period ended September 23, 1997 were $10,051,000 of nonrecurring items. See Note B.

NOTE P - SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                For the Year Ended December 31, 1998
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $206,633     $ 35,444       $145,468      $(71,707)     $315,838
  Other income                  9,100            3            954        (3,353)        6,704
                             ________     ________       ________      ________      ________

                              215,733       35,447        146,422       (75,060)      322,542
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       177,511       31,550        124,619        (70,469)     263,211
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   29,673        1,939         14,720             -        46,332
  Interest expense             18,503          728          2,982        (3,353)       18,860
                             ________     ________       ________      ________      ________

                              225,687       34,217        142,321       (73,822)      328,403
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries    (9,954)       1,230          4,101        (1,238)       (5,861)
Income taxes                       38          492          1,873             -         2,403
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (9,992)         738          2,228        (1,238)       (8,264)

Equity in net earnings of
  consolidated subsidiaries     2,966            -              -        (2,966)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (7,026)    $    738       $  2,228      $ (4,204)     $ (8,264)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                       For the Period September 24, 1997 to December 31, 1997
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 64,060     $  8,047       $ 38,196      $(15,091)     $ 95,212
  Other income                    890            -            242          (786)          346
                             ________     ________       ________      ________      ________

                               64,950        8,047         38,438       (15,877)       95,558
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        58,115        7,057         35,530       (15,473)       85,229
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    7,759          621          4,473             -        12,853
  Interest expense              4,840           92            771          (786)        4,917
                             ________     ________       ________      ________      ________

                               70,714        7,770         40,774       (16,259)      102,999
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

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $126,962     $ 23,836       $ 84,658      $(23,991)     $211,465
  Other income                  1,696            1            274          (682)        1,289
                             ________     ________       ________      ________      ________

                              128,658       23,837         84,932       (24,673)      212,754
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       107,735       20,240         67,278       (23,738)      171,515
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   16,190        1,871          9,024            30        27,115
  Interest expense              5,818          248            922          (682)        6,306
  Nonrecurring items           10,051            -              -             -        10,051
                             ________     ________       ________      ________      ________

                              139,794       22,359         77,224       (24,390)      214,987
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


                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $174,677     $ 32,235       $ 88,232      $(31,358)     $263,786
  Other income                  1,531            1            582        (1,111)        1,003
                             ________     ________       ________      ________      ________

                              176,208       32,236         88,814       (32,469)      264,789
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       149,383       27,308         70,133       (31,698)      215,126
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   21,220        1,967         13,266            17        36,470
  Interest expense              8,384          433            851        (1,111)        8,557
                             ________     ________       ________      ________      ________

                              178,987       29,708         84,250       (32,792)      260,153
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

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 1998
                                       (Dollars in Thousands)


                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     60       $  8,761      $       -     $  8,821
  Receivables                   32,414        3,926         25,387              -       61,727
  Intercompany receivables      77,179        1,855          1,365        (80,399)           -
  Inventories                   67,052        4,728         43,056         (1,610)     113,226
  Prepaid expenses and
    other current assets           763          596          5,022              -        6,381
                              ________     ________       ________      _________     ________

    Total Current Assets       177,408       11,165         83,591        (82,009)     190,155

OTHER ASSETS:
  Restricted funds on deposit        -            -            476              -          476
  Goodwill                      71,835            -              -              -       71,835
  Intangible assets - net       42,441          132              -              -       42,573
  Other assets                   9,556            -          1,970              -       11,526
  Investment in subsidiaries    25,725            -              -        (25,725)           -
                              ________     ________       ________      _________     ________

                               149,557          132          2,446        (25,725)     126,410

PROPERTY, PLANT AND
 EQUIPMENT - net                75,286       14,894         10,450              -      100,630
                              ________     ________       ________      _________     ________

                              $402,251     $ 26,191       $ 96,487      $(107,734)    $417,195

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 42,501     $  1,597       $ 11,185      $    (333)    $ 54,950
  Intercompany payables             -       22,906         54,808        (77,714)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,526            -            642              -        3,168
  Income taxes                    186           28            736              -          950
  Short-term obligations          513            -              -              -          513
  Current maturities of
    long-term debt                168            -            838              -        1,006
                             ________     ________       ________      _________     ________

  Total Current Liabilities    45,894       24,531         68,209        (78,047)      60,587

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,839            -            575              -        5,414
  Postretirement benefits      13,645            -            543              -       14,188
  Deferred expenses and other  13,052          206          1,327              -       14,585
                             ________     ________       ________      _________     ________

                               31,536          206          2,445              -       34,187

LONG-TERM DEBT, less
  current maturities          200,746            -          1,562              -      202,308

COMMON SHAREHOLDERS'
  INVESTMENT                  124,075        1,454         24,271        (29,687)     120,113
                             ________     ________       ________      _________     ________

                             $402,251     $ 26,191       $ 96,487      $(107,734)    $417,195

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

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                For the Year Ended December 31, 1998
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
(Used In) Operating
Activities                   $(22,339)    $  3,140       $ (4,947)     $      -      $(24,146)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -            580             -           580
Purchases of property,
  plant and equipment          (8,055)      (3,183)        (1,565)            -       (12,803)
Proceeds from sale of
  property, plant and
  equipment                        46            -          1,382             -         1,428
Dividends paid to parent          958            -           (958)            -             -
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (7,051)      (3,183)          (561)            -       (10,795)
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net (increase) decrease
  in other bank borrowings        104            -           (174)            -           (70)
Payment of acquisition
  and refinancing expenses       (293)           -              -             -          (293)
Proceeds from issuance of
  long-term debt               28,785            -              -             -        28,785
Payment of long-term debt         (86)           -           (264)            -          (350)
Proceeds from issuance
  of common stock                 880            -              -             -           880
                             ________     ________       ________      ________      ________
Net cash used in
  financing activities         29,390            -           (438)            -        28,952
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (261)            -          (261)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -          (43)        (6,207)            -        (6,250)
Cash and cash equivalents
  at beginning of year              -          103         14,968             -        15,071
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $      -     $     60       $  8,761      $      -      $  8,821

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                       For the Period September 24, 1997 to December 31, 1997
                                       (Dollars in Thousands)

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
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from issuance
  of project financing
  obligations                   5,402            -              -             -         5,402
Reduction of project
  financing obligations        (8,104)           -              -             -        (8,104)
Net decrease in other
  bank borrowings                  (3)           -         (1,347)            -        (1,350)
Proceeds from issuance
  of long-term debt                 -            -            849             -           849
                             ________     ________       ________      ________      ________
Net cash used in
  financing activities         (2,705)           -           (498)            -        (3,203)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (131)            -          (131)
                             ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                $  3,610     $   (206)      $  1,209      $      -      $  4,613
Cash and cash equivalents
  at beginning of year          5,462          355          5,333             -        11,150
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $  9,072     $    149       $  6,542      $      -      $ 15,763

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and
Shareholders of Bucyrus International, Inc.:


We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. (Delaware Corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income
(loss), common shareholders' investment and cash flows for the year ended December 31, 1998, the period from September 24, 1997 to December 31, 1997, the period from January 1, 1997 to September 23, 1997, and the year ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, the period from September 24, 1997 to December 31, 1997, the period from January 1, 1997 to September 23, 1997, and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the year ended December 31, 1998, the period from September 24, 1997 to December 31, 1997, the period from January 1, 1997 to September 23, 1997, and the year ended December 31, 1996 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                   /w/Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
February 3, 1999

                             Bucyrus International, Inc. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts and Reserves
                                 For the Year Ended December 31, 1998,
                        Periods Ended December 31, 1997 and September 23, 1997
                                 and the Year Ended December 31, 1996
                                        (Dollars in Thousands)

                                                             Charges
                                              Balance At    (Credits)       (Charges)    Balance At
                                              Beginning      To Costs        Credits        End
                                              Of Period    And Expenses  To Reserves(1)  Of Period
Allowance for possible losses:

Year ended December 31, 1998:
  Notes and accounts receivable - current      $  734         $   27         $  157       $  918

Period September 24, 1997 to December 31, 1997:
  Notes and accounts receivable - current      $  684         $  112         $  (62)      $  734

Predecessor

Period January 1, 1997 to September 23, 1997:
  Notes and accounts receivable - current      $  539         $   (8)        $  153       $  684

Year ended December 31, 1996:
  Notes and accounts receivable - current      $  667         $  (19)        $ (109)      $  539

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

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    63        Mr. Bingham is a director, the
                                President, Treasurer and Assistant
                                Secretary of American Industrial
                                Partners Corporation.  He co-founded
                                AIP Management Co. and has been a
                                director and officer of AIP Management
                                Co. since 1989.  Mr. Bingham is also a
                                director of Dearfield Associates, Great
                                Lakes Carbon Corporation, RBX Group,
                                Stanadyne Automotive and Sweetheart
                                Holdings.  He formerly served on the
                                boards of Avis, Inc., ITT Life
                                Insurance Corporation and Valero Energy
                                Corporation.  Mr. Bingham has been a
                                director of the Company since September
                                1997.

Willard R. Hildebrand 59        Mr. Hildebrand was President and Chief
                                Executive Officer of the Company from
                                March 11, 1996 to December 14, 1998.
                                Mr. Hildebrand was President and Chief
                                Executive Officer of Great Dane
                                Trailers, Inc. (a privately held
                                manufacturer of a variety of truck
                                trailers) from 1991 to 1996.  Prior to
                                1991, Mr. Hildebrand held a variety of
                                sales and marketing positions with
                                Fiat-Allis North America, Inc. and was
                                President and Chief Operating Officer
                                from 1985 to 1991.  Mr. Hildebrand has
                                been a director of the Company since
                                March 1996.

Stephen R. Light      52        Mr. Light has served as President and
                                Chief Executive Officer since he joined
                                the Company on December 14, 1998.
                                Mr. Light was Vice President and
                                General Manager - Operations of P&H
                                Mining Equipment Division, Harnishfeger
                                Industries from 1997 to 1998.  From
                                1986 to 1997, Mr. Light held various
                                positions in manufacturing, operations
                                and marketing with Emerson Electric
                                Company/ESCO Electronics Corporation.
                                Mr. Light has been a director of the
                                Company since January 5, 1999.

Kim A. Marvin         37        Mr. Marvin is a director, the Secretary
                                and a Vice President of American
                                Industrial Partners Acquisition
                                Company, LLC.  Mr. Marvin joined the
                                San Francisco office of American
                                Industrial Partners in 1997 from the
                                Mergers & Acquisitions Department of
                                Goldman, Sachs & Co. where he had been
                                employed since 1994.  Mr. Marvin has
                                been a director of the Company since
                                September 1997.

Robert L. Purdum      63        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Holophane Corporation and Berlitz
                                International, Inc.  Mr. Purdum has
                                been a director of the Company since
                                November 1997.

Theodore C. Rogers    64        Mr. Rogers is a director, the Chairman
                                of the Board and the Secretary of
                                American Industrial Partners
                                Corporation.  He co-founded American
                                Industrial Partners and has been a
                                director and officer of the firm since
                                1989.  He is currently a director of
                                Derby International, Inc., Easco
                                Corporation, Great Lakes Carbon
                                Corporation, RBX Group, Stanadyne
                                Automotive, Steel Heddle Group,
                                Sunshine Materials Inc. and Sweetheart
                                Holdings.  Mr. Rogers has been a
                                director of the Company since November
                                1997.

   Mr. Lawrence W. Ward, Jr. served as a director of the Company from September 26, 1997 through January 5, 1999.

Executive Officers

   Set forth below are the names, ages and present occupations of all executive officers of the Company. Executive officers named therein are elected annually and serve at the pleasure of the Board. Mr. Light is employed under an employment agreement, the initial term of which expires on December 31, 2000, when it automatically renews for additional one-year terms subject to the provisions of the agreement. Messrs. Mackus, Phillips and Smoke are each employed under one-year employment agreements which automatically renew for additional one-year terms subject to the provisions thereof. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment Agreements.

                                                           Employed by
                                                           the Company
   Name               Age, Position and Background            Since

Stephen R. Light      Mr. Light, age 52, has served           1998
                      as President and Chief Executive Officer since he joined the Company on December 14, 1998. Mr. Light was
                      Vice President and General Manager -
                      Operations of P&H Mining Equipment
                      Division, Harnishfeger Industries
                      from 1997 to 1998.  From 1986 to 1997,
                      Mr. Light held various positions in
                      manufacturing, operations and marketing
                      with Emerson Electric Company/ESCO
                      Electronics Corporation.  Mr. Light
                      has been a director of the Company
                      since January 5, 1999.

John F. Bosbous       Mr. Bosbous, age 46, has served as      1984
                      Treasurer since March 1998.
                      Mr. Bosbous was Assistant Treasurer
                      from 1988 to 1998, and Assistant to
                      the Treasurer from August 1984 to
                      February 1998.

Frank P. Bruno        Mr. Bruno, age 62, has served as        1997
                      Vice President - Human Resources
                      since December 1, 1997.  Mr. Bruno
                      was a consultant to the Company
                      from 1996 to 1997.  From 1984 to 1995,
                      Mr. Bruno held various positions in
                      Human Resources and Administration
                      with Eagle Industries, Inc.

Craig R. Mackus       Mr. Mackus, age 47, has served as       1974
                      Secretary since May 1996 and as
                      Controller since February 1988.
                      Mr. Mackus was Division Controller
                      and Assistant Corporate Controller
                      from 1985 to 1988, Manager of
                      Corporate Accounting from 1981
                      to 1982 and 1984 to 1985, and
                      Assistant Corporate Controller of
                      Western Gear Corporation from
                      1982 to 1984.

Michael G. Onsager    Mr. Onsager, age 44, has served as      1976
                      Vice President - Engineering since
                      September 1996.  He was Chief
                      Engineer - Advanced Technology
                      Development from 1995 to September
                      1996, Assistant Chief Engineer from
                      1990 to 1993 and 1994 to 1995, and
                      Parts Product Manager from 1993 to
                      1994.

Thomas B. Phillips    Mr. Phillips, age 53, has served as     1970
                      Executive Vice President - Operations
                      since June 1998.  He was Vice
                      President - Materials from March 1996
                      to June 1998, Director of Materials
                      from 1986 to 1996, Manufacturing
                      Manager from June 1986 to
                      October 1986, and Materials
                      Manager from 1983 to 1986.

Daniel J. Smoke       Mr. Smoke, age 49, has served as Vice   1996
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

   Mr. Timothy W. Sullivan served as the Executive Vice President - Marketing of the Company through December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

   Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held. Directors are reimbursed for out-of-pocket expenses.

Summary Compensation Table

   The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 1998 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 1998. The persons named in the table are sometimes referred to herein as the "named executive officers".


                                       Annual                   Long-Term Compensation
                                  Compensation(1)                 Awards               Payouts
                                                          Restricted     Securities     LTIP         All Other
   Name and                                                  Stock       Underlying    Payouts     Compensation
Principal Position         Year   Salary($)   Bonus($)     Awards($)(2)  Options(#)    ($)(3)         ($)(4)
Stephen R. Light(5)        1998   $ 27,693           -             -       59,767             -              -
 President and Chief
 Executive Officer

Willard R. Hildebrand (5)  1998    462,498     110,250             -       28,000             -     $    9,050
 President and Chief       1997    400,008     258,750             -            -    $1,800,000      3,153,803
 Executive Officer         1996    323,816     200,000    $2,700,000      200,000             -        265,931

Craig R. Mackus            1998    138,542      17,178             -        7,500             -          5,788
 Secretary and             1997    132,914      47,680             -       30,000             -        320,456
 Controller                1996    123,000      26,975             -            -             -          4,090

Thomas B. Phillips         1998    148,075      23,153             -       11,250             -          6,212
 Executive Vice            1997    128,500      47,914             -       30,000             -        320,175
 President-Operations      1996    119,168      26,976             -            -             -          4,299

Daniel J. Smoke            1998    187,710      32,280             -       14,250             -         70,349
 Vice President and        1997    175,008     104,534             -            -             -        745,794
 Chief Financial           1996     26,390           -             -       80,000             -         29,255
 Officer

Timothy W. Sullivan        1998    159,134           -             -       11,250             -          5,888
 Executive Vice            1997    153,666      58,685             -       30,000             -        320,245
 President-Marketing       1996    128,004      34,644             -            -             -          4,260

_______________
(1) Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
(2) Represents the market value on the date of grant of 300,000 shares of restricted common stock ("Restricted Stock")
    granted under the 1996 Employees' Stock Incentive Plan (the "Employees' Stock Incentive Plan").  100,000 shares of
    Restricted Stock were awarded under a Restricted Stock Agreement which provided that 33,333 shares would vest on
    March 11, 1997, 33,333 would vest on March 11, 1998, and 33,334 would vest on March 11, 1999.  The remaining
    200,000 shares of Restricted Stock were awarded under a Time Accelerated Restricted Stock Agreement, which provided for vesting in eight years (assuming continued employment, with certain exceptions) and provided for earlier release in the third, fourth and fifth years if certain earnings targets were reached by the Company.
    Both the Restricted Stock Agreement and the Time Accelerated Restricted Stock Agreement provided for accelerated vesting of all shares awarded thereunder in the event of a change-in-control as defined therein.  Such accelerated vesting occurred in 1997 as a result of the AIP Merger.  All such shares were acquired by AIPAC pursuant to the
    AIP Tender Offer at a price of $18.00 per share.  Dividends were payable on the Restricted Stock at the same rate as on unrestricted shares.  On December 31, 1997, no shares of Restricted Stock were held by Mr. Hildebrand.
(3) Represents that value realized by Mr. Hildebrand upon the purchase in the AIP Tender Offer of the 200,000 unvested shares of Restricted Stock granted to Mr. Hildebrand in 1996 under the Time Accelerated Restricted Stock Agreement
    (see Note (2) above).  For purposes of the above table, and to avoid double-counting of compensation, the value realized is measured as the total consideration received for such shares ($3,600,000) minus the compensation reported under "Restricted Stock Awards" for 1996 in the above table attributable to such 200,000 shares
    ($1,800,000).
(4) "All Other Compensation" includes the following:  (i) the employer match under the Company's 401(k) savings plan for 1998, 1997 and 1996, respectively:  Mr. Hildebrand ($5,000, $4,750 and $4,750), Mr. Mackus ($5,000, $4,750 and
    $3,690), Mr. Phillips ($5,000, $4,081 and $3,262), Mr. Smoke ($5,000 and $4,750) and Mr. Sullivan ($5,000, $4,750
    and $3,840); (ii) life insurance premium payments for 1998, 1997 and 1996, respectively:  Mr. Hildebrand ($4,050,
    $4,050 and $2,775), Mr. Mackus ($788, $706 and $400), Mr. Phillips ($1,212, $1,094 and $1,037), Mr. Smoke ($1,111,
    $1,044 and $87) and Mr. Sullivan ($888, $495 and $420); (iii) payments made in 1996 under their respective employment agreements to Mr. Hildebrand ($258,406 including a relocation allowance of $187,021 and a pension benefit of $71,385) and to Mr. Smoke (a relocation allowance of $64,238 in 1998 and $29,168 in 1997), (iv) the value realized by each of the named executive officers on September 24, 1997 upon the cancellation of their respective stock options and stock appreciation rights ("SARs") in connection with the AIP Merger (measured by the difference between the option/SAR exercise price and $18.00, times the number of options/SARs held) Mr. Hildebrand
    ($2,582,500), Mr. Mackus ($315,000), Mr. Phillips ($315,000), Mr. Smoke ($740,000) and Mr. Sullivan ($315,000);
    and (v) the value realized by Mr. Hildebrand: (A) upon the vesting of 33,333 shares of Restricted Stock granted to him in 1996 under the Restricted Stock Agreement (see Note 2 above), based upon the $7.875 fair market value of such shares on the date of vesting, March 11, 1997 ($262,497); and (B) upon the purchase in the AIP Tender Offer of the 66,667 unvested shares of Restricted Stock granted to him in 1996 under the Restricted Stock Agreement (see
    Note (2) above) ($1,200,006).  For purposes of the above table, and to avoid double-counting of Mr. Hildebrand's compensation, the total of his "Other Annual Compensation" for 1997 ($1,462,503) is reduced by the compensation reported under "Restricted Stock Awards" for 1996 in the above table attributable to such 100,000 shares
    ($900,000) in arriving at the value realized.
(5) Mr. Hildebrand was President and Chief Executive Officer from March 11, 1996 through December 14, 1998.  Mr. Light became the President and Chief Executive Officer on December 14, 1998.  Compensation earned by Mr. Light in 1998 was paid in 1999.

1998 Management Stock Option Plan

   On March 17, 1998, the Board adopted the 1998 Management Stock Option
Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year ($40,209,000 in 1998, $50,399,000 in 1999, and yet to be determined for the years 2000 and 2001). In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the 1998 Option Plan.

   Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the 1998 Option Plan), immediately prior to such sale. Options granted pursuant to the 1998 Option Plan may be forfeited or repurchased by the Company at fair market value in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale.

Option Grants Table

   The following table sets forth information concerning the grant of stock options under the Company's
1998 Option Plan during 1998 to the named executive officers.

                                                                    Potential Realizable
                                                                      Value at Assumed
                Number of   Percent of                              Annual Rates of Stock
               Securities      Total                                 Price Appreciation
               Underlying     Options                                for Ten Year Option
                 Options    Granted to    Exercise or                      Term(3)
                 Granted   Employees in   Base Price   Expiration
Name              (#)         1998(1)    ($/share)(2)     Date          5%         10%
S. R. Light      59,767        33.4%        $100.00     12/21/08    $3,759,344  $9,526,860

W. R. Hildebrand 28,000        15.6%        $100.00     03/17/08    $1,761,200  $4,463,200

C. R. Mackus      7,500        4.2%         $100.00     03/17/08    $  471,750  $1,195,500

T. B. Phillips   11,250        6.3%         $100.00     03/17/08    $  707,625  $1,793,250

D. J. Smoke      14,250        8.0%         $100.00     03/17/08    $  896,325  $2,271,450

T. W. Sullivan   11,250        6.3%         $100.00     03/17/08    $  707,625  $1,793,250

(1)  A total of 178,967 options were granted to employees under the 1998 Option Plan during 1998.
(2)  The exercise price of each option granted was equal to 100% of the fair value of the Company's common stock on the date of grant.  The fair value was established by the Company's Board of Directors as the price for which the Company will buy or sell its common stock.
(3)  The option values presented were calculated based on a per share price of $100.00 on the date of grant at assumed 5% and 10% annualized rates of appreciation for the term of the grant.  The actual value, if any, that an optionee could realize upon exercise depends on the excess of the market price of the common stock over the option exercise price on the date the option is exercised.  There was no assurance at the time of grant that the actual value which may be realized by an optionee upon the exercise of an option will be at or near the value estimated under the model described above.

Aggregate Option Exercises in 1998 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 1998 and the fiscal year-end value of the unexercised stock options held by such officers.

                                                                         Value of Unexercised
                                            Number of Securities             In-The-Money
                     Shares                Underlying Unexercised          Options at End of
                    Acquired                 Options at End of           Fiscal Year 1998 (1)
                       On      Value        Fiscal Year 1998 (#)                       ($)
                    Exercise  Realized
Name                  (#)       ($)     Exercisable    Unexercisable  Exercisable    Unexercisable

S. R. Light            0        N/A          0            59,767          $ 0             $ 0

W. R. Hildebrand       0        N/A          0            28,000            0               0

C. R. Mackus           0        N/A          0             7,500            0               0

T. B. Phillips         0        N/A          0            11,250            0               0

D. J. Smoke            0        N/A          0            14,250            0               0

T. W. Sullivan         0        N/A          0            11,250            0               0

(1)     Substantially all of the Company's common stock is held by AIPAC and there is no established public trading market therefor.  At December 31, 1998, the fair value of the common stock is determined to be
        $100 per share which is equivalent to the fair market value on the date of grant.  The fair value was established by the Company's Board of Directors as the price for which the Company will buy or sell its common stock.

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

   The years of credited service under the defined benefit pension plan for each of the named executive officers are as follows: Mr. Hildebrand (1), Mr. Smoke (1), Mr. Mackus (18), Mr. Phillips (21) and Mr. Sullivan (19).
Mr. Light is not currently a member of the Company's pension plan. He will become a member on the first anniversary of his employment with the Company.

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

Board Compensation Report on Executive Compensation

   The Board is responsible for the compensation packages offered to the Company's executive officers, including the Chief Executive Officer (the "CEO") and the named executive officers.

   Executive Compensation

   The Board, in consultation with the CEO, establishes base salaries for the executive officers of the Company which the Company believes are commensurate with their respective responsibilities, position and experience. Consideration is also given to the compensation levels of similarly situated personnel of other companies in the industry where such information is available. When making adjustments in base salaries, the Board generally considers the foregoing factors as well as corporate financial performance.
In individual cases where appropriate, the Board also considers nonfinancial performance measures, such as increases in market share, manufacturing efficiency gains, improvements in product quality and improvements in relations with customers, suppliers and employees. Executive officers' base salaries are reviewed annually. The Board generally begins its review by analyzing the current base salaries of the executive officers. Based on such review, the corporate performance of the Company, the individual contributions of the executive officers, and the factors discussed above, the Board will approve such compensation.

   Executive officers and other Company employees participated in the 1998 Management Incentive Plan. Under the 1998 Management Incentive Plan, the Board established a management incentive budget based on budgeted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") and, in consultation with the CEO, established target incentive bonus percentages of between 10% and 35% of base salary for executive officers (other than the CEO, whose target incentive bonus percentage is established pursuant to his employment agreement - see "Chief Executive Officer Compensation," below) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual EBITDA was less than 80% of budgeted EBITDA, and a maximum bonus of two times the target incentive bonus percentage would be paid if actual EBITDA was 150% or more of budgeted EBITDA. In 1998, the Company's actual EBITDA did not exceed budgeted EBITDA, and the target incentive bonus percentages were decreased by approximately 50%. Various employees, including the named executive officers, will receive bonuses under the 1998 Management Incentive Plan in 1999.

Chief Executive Officer Compensation

   The base salary and certain awards under the Company's 1996 Employees' Stock Incentive Plan for Mr. Hildebrand, the Company's CEO from March 11, 1996 to December 14, 1998, were established by negotiation between the Company and Mr. Hildebrand at the time he was hired in 1996 and are set forth in an employment agreement between the Company and Mr. Hildebrand. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment Agreements;
Mr. Hildebrand. The factors recited in the first paragraph above under "Executive Compensation" were considered by the Board in these negotiations.

   Mr. Hildebrand also participated in the 1998 Management Incentive Plan on the same basis as the other employees who participated. Mr. Hildebrand's target incentive bonus percentage of 50% of base salary was established pursuant to his employment agreement. No individual performance adjustment was made for Mr. Hildebrand.

International Revenue Code Section 162(m)

   Under Section 162(m) of the Internal Revenue Code, the tax deduction by certain corporate taxpayers, such as the Company, is limited with respect to compensation paid to certain executive officers unless such compensation is based on performance objectives meeting specific regulatory criteria or is otherwise excluded from the limitation. The compensation package of Mr. Hildebrand does not so qualify, nor does the 1996 Management Incentive Plan meet the regulatory criteria for exclusion from the limitation. Where practical, the Board intends to qualify compensation paid to the Company's executive officers in order to preserve the full deductibility thereof under
Section 162(m), although the Board reserves the right in individual cases to cause the Company to enter into compensation arrangements which may result in some compensation being nondeductible under Code Section 162(m).

                         BOARD OF DIRECTORS OF
                         BUCYRUS INTERNATIONAL, INC.

                         W. Richard Bingham
                         Willard R. Hildebrand
                         Stephen R. Light
                         Kim A. Marvin
                         Robert L. Purdum
                         Theodore C. Rogers

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 25, 1999:

                         Amount and Nature
Name and Address of   of Beneficial Ownership    Percent of Class
 Beneficial Owner          (# of Shares)               Class

AIPAC                        1,430,300                 99.2%
One Maritime Plaza
Suite 2525
San Francisco, CA  9411

   The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 25, 1999:

                           Amount and Nature
     Name of          of Beneficial Ownership (1)     Percent of Class
 Beneficial Owner            (# of Shares)                Class (2)

W. R. Bingham                      0 (3)                      *
W. R. Hildebrand               4,000                          *
S. R. Light                    5,000                          *
K. A. Marvin                       0 (3)                      *
R. L. Purdum                       0 (3)                      *
T. C. Rogers                       0 (3)                      *
C. R. Mackus                     500                          *
T. B. Phillips                   750                          *
D. J. Smoke                      750                          *
T. W. Sullivan                     0                          *
All directors and
  executive officers
  as a group (12 persons)     11,800                          *

(1) Amounts indicated reflect shares as to which the beneficial owner possesses sole voting and dispositive powers.
(2) Asterisk denotes less than 1%.
(3) Messrs. Bingham, Marvin, Purdum and Rogers are officers of AIPAC which is the beneficial owner of 1,430,300 shares of common stock of the Company. Messrs. Bingham, Marvin, Purdum and Rogers each disclaim beneficial ownership of all such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

   Mr. Light

   On December 9, 1998, the Company entered into an employment agreement with Mr. Light to serve as the Company's President and Chief Executive Officer and to serve on the Company's Board of Directors. The term of such agreement shall continue until December 31, 2000, and may be extended for additional one-year periods. Mr. Light's base salary is $450,000 per year, subject to increase at the discretion of the Board, and he is eligible to participate in an annual performance bonus plan (the "Bonus Plan"). Mr. Light's employment agreement provides that his annual cash incentive bonus shall be equal to 50% of his base salary upon the achievement of targeted performance goals, up to a maximum of 100% of his base salary in the event of exceptional performance, as determined in accordance with the Bonus Plan. Mr. Light is entitled to participate in the Company's employee benefit plan for senior executives and is provided other fringe benefits, such as club membership, vacation, use of a Company car and a supplemental long-term disability policy. Mr. Light's employment agreement also contains particular indemnification, termination and compensation provisions in the event of potential legal action by Mr. Light's former employer.

   In addition, Mr. Light was required to purchase 5,000 shares of the Company's common stock at a price of $100 per share. Mr. Light paid the Company $100,000 of the purchase price of such stock and executed a low interest promissory note to the Company in the amount of $400,000 for the balance. Principal and interest payments on the note are due on April 1 of each of 2000, 2001 and 2002. Such annual principal payments shall be in an amount not less than 50% of Mr. Light's pre-tax bonus in that year, and any remaining principal or interest shall be due on March 31, 2003. Such promissory note is secured by Mr. Light's pledge of these shares of stock to the Company as collateral pursuant to a pledge agreement entered into contemporaneously with the promissory note and the employment agreement. Pursuant to Mr. Light's employment agreement, Mr. Light was also granted options under the 1998 Option Plan to purchase an additional number of shares to provide Mr. Light with a total equity stake of 4% of the Company's Common Stock on a fully diluted basis. Such options vest over a three-year period beginning on January 1, 1999.

   Mr. Hildebrand

   Mr. Hildebrand served as President and Chief Executive Officer under an employment agreement with the Company dated March 11, 1996, as amended
March 5, 1998. Mr. Hildebrand's employment agreement, the initial term of which expires on March 11, 2000, contemplated that the Company and Mr. Hildebrand would use their mutual best efforts to identify and select a replacement for Mr. Hildebrand to assume the responsibilities of Chief Executive Officer of the Company no later than December 31, 1998. On
December 9, 1998, Mr. Light assumed those responsibilities.  Pursuant to
Mr. Hildebrand's employment agreement, he will remain employed as the Vice Chairman of the Company until the end of the initial term of his employment agreement. In his capacity as Vice Chairman, Mr. Hildebrand's responsibilities will be limited to advising the Chief Executive Officer of the Company on strategic planning and international business development ideas and will not require Mr. Hildebrand to devote more than 5 days per month to the business and affairs of the Company. The amendment dated March 5, 1998 also requires that Mr. Hildebrand serve as a director of the Company for the duration of his employment under the agreement.

   As Vice Chairman, Mr. Hildebrand's base salary will be $120,000 per year. For the period January 1, 1997 to September 30, 1997, Mr. Hildebrand's base salary under his employment agreement was $400,000 per year, which was increased to $450,000 effective October 1, 1997. Mr. Hildebrand's base salary was subject to increase at the discretion of the Board, and he was eligible to participate in the Bonus Plan, which, in Mr. Hildebrand's case, provided for an annual cash incentive bonus equal to 50% of base salary in the event of achievement of targeted performance and a maximum of 100% of base salary in the event of exceptional performance, as determined in accordance with the Bonus Plan. As Vice Chairman, Mr. Hildebrand shall not be entitled to receive any annual bonus. Under his employment agreement, Mr. Hildebrand is entitled to participate in the Company's employee benefit plan for senior executives and is provided other fringe benefits, such as club membership, vacation and the use of a Company car, except that in his current position of Vice Chairman, he shall not be entitled to vacation time. Mr. Hildebrand's employment agreement further provided for one time payments to compensate him for lost retirement benefits and to reimburse him for costs associated with the relocation of his residence.

   In addition, pursuant to his original employment agreement, Mr. Hildebrand was granted 300,000 shares of Restricted Stock and options for 200,000 shares of the Company's common stock at 55% of its grant date market price, all of which were redeemed for $18.00 per share in connection with the AIP Merger. Pursuant to the March 5, 1998 amendment to his employment agreement, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

   Mr. Smoke

   Mr. Smoke serves as Vice President and Chief Financial Officer under an employment agreement with the Company dated November 7, 1996, as amended
March 17, 1998.  For the period January 1, 1997 to November 6, 1997,
Mr. Smoke's base salary under his employment agreement was $175,000 per year, which was increased to $185,000 effective November 7, 1997, for so long as he remains the Vice President and Chief Financial Officer. Mr. Smoke's base salary is subject to increase at the discretion of the Board, and he is eligible to participate in the Bonus Plan, which, in Mr. Smoke's case, provides for an annual cash incentive bonus equal to 35% of base salary in the event of achievement of targeted performance and a maximum of 70% of base salary in the event of exceptional performance, as determined in accordance with the Bonus Plan. Mr. Smoke is entitled to participate in the Company's employee benefit plan for senior executives and is provided other fringe benefits, such as club membership, vacation and the use of a Company car.
Mr. Smoke's employment agreement also provides for payments to reimburse him for costs associated with the relocation of his residence until September 30, 1998.

   In addition, pursuant to his original employment agreement, Mr. Smoke was granted options for 30,000 shares of the Company's common stock, as well as stock appreciation rights to 50,000 shares, all of which were redeemed for $18.00 per share in connection with the AIP Merger. Pursuant to the March 17, 1998 amendment to his employment agreement, Mr. Smoke was offered (i) up to 750 shares of common stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

   Others

   Messrs. Mackus and Phillips each serve under similar one-year employment agreements with the Company dated May 21, 1997. Each of these agreements provides for the executive's position and base salary, which is subject to merit increases in accordance with the Company's normal salary merit increase review policy. In addition, the executive is entitled to participate in such employee and fringe benefits plans as the Company provides to other similarly situated management employees.

Secured Promissory Note and Pledge Agreement

   In connection with Mr. Light's employment, he was required to purchase 5,000 shares of the Company's common stock at an aggregate purchase price of $500,000. Mr. Light borrowed the sum of $400,000 from the Company to pay a portion of this purchase price and issued a promissory note to the Company in such amount, secured by his shares of common stock of the Company. The interest rate due on such loan is 4.52% per annum. The amount outstanding as of March 25, 1999 was $400,000.

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

Management Services Agreement

   AIP provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP will receive an annual fee of $1,450,000 for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payment date for the Senior Notes, and will be reimbursed for out-of-pocket expenses. The fees will be paid to AIP pursuant to a management services agreement among AIP, the Company and the Guarantors and will be subordinated in right of payment to the Senior Notes.

AIP Transaction Fee

   At the close of the AIP Merger, AIP was paid a fee of $4,000,000 and reimbursed for out-of-pocket expenses in connection with the negotiation of the AIP Agreement and for providing certain investment banking services to the Company including the arrangement and negotiation of the terms of the Senior Notes and for other financial advisory and management consulting services.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Page No.

 (a)  1. FINANCIAL STATEMENTS

         Consolidated Statements of Operations for the                28
         year ended December 31, 1998, periods ended
         December 31, 1997 and September 23, 1997 and for the year ended December 31, 1996.

         Consolidated Statements of Comprehensive Income (Loss)       29

         Consolidated Balance Sheets as of December 31,            30-31
         1998 and 1997.

         Consolidated Statements of Common Shareholders'           32-33
         Investment for the year ended December 31, 1998, periods ended December 31, 1997 and September 23,
         1997 and for the year ended December 31, 1996.

         Consolidated Statements of Cash Flows for the             34-37
         year end December 31, 1998, periods ended
         December 31, 1997 and September 23, 1997 and the year ended December 31, 1996.

         Notes to Consolidated Financial Statements                38-78
         for the year ended December 31, 1998, periods ended December 31, 1997 and September 23, 1997 and for the year ended December 31, 1996.

         Report of Arthur Andersen LLP                                79

      2. FINANCIAL STATEMENT SCHEDULE

         Report of Arthur Andersen LLP                                79

         Schedule II - Valuation and Qualifying                       80
                        Accounts and Reserves

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BUCYRUS INTERNATIONAL, INC.
   (Registrant)

   By  /s/S. R. Light                               March 26, 1999
       Stephen R. Light, President
       and Chief Executive Officer

                             POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints S. R. Light and D. J. Smoke, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature and Title                                   Date

   /s/ W. RICHARD BINGHAM                           March 26, 1999
   W. Richard Bingham, Director

   /s/ WILLARD R. HILDEBRAND                        March 26, 1999
   Willard R. Hildebrand, Director

   /s/ STEPHEN R. LIGHT                             March 26, 1999
   Stephen R. Light, President,
   Chief Executive Officer and Director

   /s/ KIM A. MARVIN                                March 29, 1999
   Kim A. Marvin, Director

   /s/ ROBERT L. PURDUM                             March 29, 1999
   Robert L. Purdum, Director

   /s/ THEODORE C. ROGERS                           March 26, 1999
   Theodore C. Rogers, Director

   /s/ DANIEL J. SMOKE                              March 25, 1999
   Daniel J. Smoke, Vice President
   and Chief Financial Officer
   (Principal Financial Officer)

   /s/ CRAIG R. MACKUS                              March 25, 1999
   Craig R. Mackus, Secretary
   and Controller
   (Principal Accounting Officer)

               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   The Registrant does not furnish an annual report or proxy soliciting material to its security holders.

                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      1998 ANNUAL REPORT ON FORM 10-K


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

 2.3    Asset Purchase Agreement        Exhibit 2.3 to
        dated July 21, 1997, by         Registration
        and among The Marion Power      Statement on
        Shovel Company, Marion          Form S-4 of
        Power Shovel Pty Ltd,           Registrant,
        Intool International B.V.,      Boonville Mining
        Global-GIX Canada Inc.,         Services, Inc.,
        and Global Industrial           Minserco, Inc. and
        Technologies, Inc. (Sellers)    Von's Welding, Inc.
        and Registrant, Bucyrus         (SEC Registration
        (Australia) Proprietary         No. 333-39359)
        Ltd., Bucyrus (Africa)
        (Proprietary) Limited and
        Bucyrus Canada Limited
        (Buyers).

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

 3.4    Certificate of Amendment        Exhibit 3.4 to
        to Restated Certificate         Registrant's
        of Incorporation adopted        Annual Report on
        March 17, 1998.                 Form 10-K for
                                        the year ended
                                        December 31, 1997.

 3.5    Amendment to By-laws of                                    X
        Registrant effective
        December 16, 1998.

 3.6    Certificate of Amendment to                                X
        Restated Certificate of
        Incorporation adopted
        December 16, 1998.

                                         Incorporated
Exhibit                                   Herein By              Filed
Number     Description                    Reference             Herewith

 4.1    Indenture of Trust dated        Exhibit 4.1 to
        as of September 24, 1997        Registration
        among Registrant, Boonville     Statement on
        Mining Services, Inc.,          Form S-4 of
        Minserco, Inc. and Von's        Registrant,
        Welding, Inc. and Harris        Boonville Mining
        Trust and Savings Bank,         Services, Inc.,
        Trustee.                        Minserco, Inc. and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

 4.2    Form of Guarantee of            Included as
        Boonville Mining Services,      Exhibit E
        Inc., Minserco, Inc. and        to Exhibit 4.1
        Von's Welding, Inc. dated       above.
        as of September 24, 1997
        in favor of Harris Trust
        and Savings Bank as Trustee
        under the Indenture.

 4.3    Form of Registrant's            Exhibit 4.3 to
        9-3/4% Senior Note due 2007.    Registration
                                        Statement on
                                        Form S-4 of
                                        Registrant, Boonville
                                        Mining Services, Inc.,
                                        Minserco, Inc. and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

10.1    Credit Agreement, dated         Exhibit 10.1 to
        September 24, 1997 between      Registrant's
        Bank One, Wisconsin and         Current Report
        Registrant.                     on Form 8-K
                                        filed with the
                                        Commission on
                                        October 10, 1997.

10.2    Management Services Agreement   Exhibit 10.2 to
        by and among Registrant,        Registration
        Boonville Mining Services,      Statement on
        Inc., Minserco, Inc. and        Form S-4 of
        Von's Welding, Inc. and         Registrant,
        American Industrial Partners.   Boonville Mining
                                        Services, Inc.,
                                        Minserco, Inc. and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

                                         Incorporated
Exhibit                                   Herein By              Filed
Number     Description                    Reference             Herewith

10.3    Registration Agreement dated    Exhibit 10.3 to
        September 24, 1997 by and       Registration
        among Registrant, Boonville     Statement on
        Mining Services, Inc.,          Form S-4 of
        Minserco, Inc. and Von's        Registrant,
        Welding, Inc. and Salomon       Boonville Mining
        Brothers, Inc., Jefferies &     Services, Inc.,
        Company, Inc. and Donaldson,    Minserco, Inc. and
        Lufkin & Jenrette Securities    Von's Welding, Inc.
        Corporation.                    (SEC Registration
                                         No. 333-39359)

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

                                         Incorporated
Exhibit                                   Herein By              Filed
Number     Description                    Reference             Herewith

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

10.14   Annual Management Incentive     Exhibit 10.14 to
        Plan for 1997, adopted by       Registrant's
        Board of Directors              Annual Report on
        February 5, 1997.               Form 10-K for
                                        year ended
                                        December 31, 1997.

10.15   Amendment No. 1 dated           Exhibit 10.15 to
        March 5, 1998 to Employment     Registrant's
        Agreement dated March 11,       Annual Report on
        1996 between Registrant         Form 10-K for
        and W. R. Hildebrand.           year ended
                                        December 31, 1997.

10.16   Amendment No. 1 dated           Exhibit 10.16 to
        March 17, 1998 to Employment    Registrant's
        Agreement dated November 7,     Annual Report on
        1996 between Registrant         Form 10-K for
        and D. J. Smoke.                year ended
                                        December 31, 1997.

                                         Incorporated
Exhibit                                   Herein By              Filed
Number     Description                    Reference             Herewith

10.17   1998 Management Stock Option    Exhibit 10.17 to
        Plan.                           Registrant's
                                        Annual Report on
                                        Form 10-K for
                                        year ended
                                        December 31, 1997.

10.18   Employment Agreement                                       X
        between Registrant and
        F. P. Bruno dated as of
        December 1, 1997.

10.19   Employment Agreement                                       X
        between Registrant and
        S. R. Light dated as of
        December 9, 1998.

10.20   Secured Promissory Note                                    X
        between Stephen R. Light
        and the Registrant
        dated December 18, 1998.

10.21   Pledge Agreement between                                   X
        Stephen R. Light and the
        Registrant dated
        December 18, 1998.

21.1    Subsidiaries of Registrant.     Exhibit 21.1 to
                                        Registration
                                        Statement on
                                        Form S-4 of
                                        Registrant,
                                        Boonville Mining
                                        Services, Inc.,
                                        Minserco, Inc. and
                                        Von's Welding, Inc.
                                        (SEC Registration
                                        No. 333-39359)

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