Form 10-Q
period 1999-03-31
BUCYRUS INTERNATIONAL INC
filed 1999-05-13
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding May 10, 1999

Common Stock, $.01 par value                           1,442,350

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                 Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters ended March 31, 1999 and 1998                      4

           Consolidated Condensed Statements of
           Comprehensive Income (Loss) - Quarters ended
           March 31, 1999 and 1998                                     5

           Consolidated Condensed Balance Sheets -
           March 31, 1999 and December 31, 1998                      6-7

           Consolidated Condensed Statements of Cash Flows -
           Quarters ended March 31, 1999 and 1998                      8

           Notes to Consolidated Condensed Financial
           Statements                                               9-20

           Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  21-25

PART II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                    26

         Signature Page                                               27

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarter Ended March 31,
                                        1999            1998
Revenues:
  Net sales                          $   74,610         $   73,700
  Other income                              535                235
                                     __________         __________

                                         75,145             73,935
                                     __________         __________
Costs and Expenses:
  Cost of products sold                  60,359             66,581
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses               11,444             12,173
  Interest expense                        4,757              4,469
                                     __________         __________

                                         76,560             83,223
                                     __________         __________

Loss before income taxes                 (1,415)            (9,288)

Income taxes (benefit)                      681               (219)
                                     __________         __________

Net loss                             $   (2,096)        $   (9,069)


Net loss per share
 of common stock:

   Basic                             $    (1.45)        $    (6.33)


   Diluted                           $    (1.45)        $    (6.33)




         See notes to consolidated condensed financial statements.

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                        COMPREHENSIVE INCOME (LOSS)
                          (Dollars in Thousands)

                                         Quarter Ended March 31,
                                         1999            1998

Net loss                               $ (2,096)          $ (9,069)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                            (2,075)              (381)
                                       ________           ________

Comprehensive loss                     $ (4,171)          $ (9,450)




         See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,       December 31,                                     March 31,       December 31,
                                  1999              1998                                           1999              1998
                                                                LIABILITIES AND COMMON
ASSETS                                                            SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $  6,494          $  8,821          accrued expenses             $ 54,774          $ 54,950
 Receivables                      51,967            61,727         Liabilities to customers
 Inventories                     119,654           113,226          on uncompleted contracts
 Prepaid expenses and                                               and warranties                 11,123             3,168
  other current assets             6,844             6,381         Income taxes                     1,152               950
                                ________          ________         Short-term obligations             146               513
                                                                   Current maturities of
 Total Current Assets            184,959           190,155          long-term debt                  1,009             1,006
                                                                                                 ________          ________
OTHER ASSETS:
 Restricted funds                                                  Total Current Liabilities       68,204            60,587
  on deposit                         473               476
 Goodwill                         71,210            71,835        LONG-TERM LIABILITIES:
 Intangible assets - net          42,017            42,573         Liabilities to customers on
 Other assets                     11,370            11,526          uncompleted contracts
                                ________           _______          and warranties                  5,385             5,414
                                                                   Postretirement benefits         14,109            14,188
                                 125,070           126,410         Deferred expenses and other     12,545            14,585
                                                                                                 ________          ________
PROPERTY, PLANT AND EQUIPMENT:
 Cost                            112,194           110,960                                         32,039            34,187
 Less accumulated                                                 LONG-TERM DEBT, less
  depreciation                   (12,803)          (10,330)        current maturities             193,310           202,308
                                ________          ________
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                  99,391           100,630         Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,700,000 shares, issued
                                                                    and outstanding 1,442,350
                                                                    and 1,443,100 shares at
                                                                    March 31, 1999 and
                                                                    December 31, 1998,
                                                                    respectively                       14                14
                                                                   Additional paid-in capital     144,296           144,296
                                                                   Treasury stock                     (75)                -
                                                                   Note receivable from
                                                                    shareholder                      (400)             (400)
                                                                   Accumulated deficit            (17,518)          (15,422)
                                                                   Accumulated other
                                                                    comprehensive income          (10,450)           (8,375)
                                                                                                 ________          ________

                                                                                                  115,867           120,113
                                ________          ________                                       ________          ________

                                $409,420          $417,195                                       $409,420          $417,195



                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                            Quarter Ended March 31,
                                            1999            1998

Net Cash Provided By (Used in)
Operating Activities                      $  9,543          $(19,676)
                                          ________          ________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit          3                 -
Purchases of property, plant
  and equipment                             (2,040)           (3,095)
Proceeds from sale of property, plant
  and equipment                                 42               988
                                          ________          ________

Net cash used in investing activities       (1,995)           (2,107)
                                          ________          ________
Cash Flows From Financing Activities
Net increase (decrease) in long-term
  debt and other bank borrowings            (9,362)           22,310
Proceeds from issuance of common stock           -               780
Purchase of treasury stock                     (75)                -
                                          ________          ________

Net cash provided by (used in)
 financing activities                       (9,437)           23,090
                                          ________          ________

Effect of exchange rate changes on cash       (438)             (246)
                                          ________          ________
Net increase (decrease) in cash
  and cash equivalents                      (2,327)            1,061
Cash and cash equivalents at
  beginning of period                        8,821            15,071
                                          ________          ________
Cash and cash equivalents at
  end of period                           $  6,494          $ 16,132




Supplemental Disclosures of Cash Flow Information

                                            1999              1998
Cash paid during the
 period for:
  Interest                                $  8,089          $  7,739
  Income taxes - net of refunds                143                50



         See notes to consolidated condensed financial statements.

                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. The Company's operations are classified as one operating segment.

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1999.

3. Inventories consist of the following:

                                      March 31,      December 31,
                                        1999             1998
                                         (Dollars in Thousands)

   Raw materials and parts            $ 19,712         $ 16,987
   Costs relating to
     uncompleted contracts               8,138            4,503
   Customers' advances offset
     against costs incurred on
     uncompleted contracts              (4,314)          (2,296)
   Work in process                      19,293           22,724
   Finished products (primarily
     replacement parts)                 76,825           71,308
                                      ________         ________

                                      $119,654         $113,226


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                                         Quarter Ended March 31,
                                         1999           1998
                                      (Dollars in Thousands, Except
                                           Per Share Amounts)
Basic and Diluted

  Net loss                            $   (2,096)       $   (9,069)


  Weighted average shares outstanding  1,442,442         1,431,600


  Net loss per share                  $    (1.45)       $    (6.33)


5. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

   The Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" during the fourth quarter of 1998.

6. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 1999
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 51,295     $  9,410       $ 32,768      $(18,863)     $ 74,610
  Other income                  1,346            -            139          (950)          535
                             ________     ________       ________      ________      ________

                               52,641        9,410         32,907       (19,813)       75,145
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        42,867        8,798         27,357       (18,663)       60,359
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses      7,717          531          3,196             -        11,444
  Interest expense              4,703          378            626          (950)        4,757
                             ________     ________       ________      ________      ________

                               55,287        9,707         31,179       (19,613)       76,560
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries    (2,646)        (297)         1,728          (200)       (1,415)
Income taxes (benefit)            318         (119)           482             -           681
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (2,964)        (178)         1,246          (200)       (2,096)

Equity in net earnings of
  consolidated subsidiaries     1,068            -              -        (1,068)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (1,896)    $   (178)      $  1,246      $ (1,268)     $ (2,096)

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 44,754     $  8,164       $ 33,303      $(12,521)     $ 73,700
  Other income                    750            1            200          (716)          235
                             ________     ________       ________      ________      ________

                               45,504        8,165         33,503       (13,237)       73,935
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        41,953        7,380         29,619       (12,371)       66,581
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses      7,316          774          4,083             -        12,173
  Interest expense              4,375          120            690          (716)        4,469
                             ________     ________       ________      ________      ________

                               53,644        8,274         34,392       (13,087)       83,223
                             ________     ________       ________      ________      ________

Loss before income taxes
  and equity in net
  loss of consolidated
  subsidiaries                 (8,140)        (109)          (889)         (150)       (9,288)
Income taxes (benefit)            181          (43)          (357)            -          (219)
                             ________     ________       ________      ________      ________

Loss before equity
  in net loss of
  consolidated subsidiaries    (8,321)         (66)          (532)         (150)       (9,069)

Equity in net loss of
  consolidated subsidiaries      (598)           -              -           598             -
                             ________     ________       ________      ________      ________

Net loss                     $ (8,919)    $    (66)      $   (532)     $    448      $ (9,069)

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           March 31, 1999
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     45       $  6,449      $       -     $  6,494
  Receivables                  27,935        4,650         19,382              -       51,967
  Intercompany receivables     72,912        1,749          1,786        (76,447)           -
  Inventories                  70,771        4,888         43,740            255      119,654
  Prepaid expenses and
    other current assets        1,151          464          5,229              -        6,844
                             ________     ________       ________      ________      ________

  Total Current Assets        172,769       11,796         76,586        (76,192)     184,959

OTHER ASSETS:
  Restricted funds on deposit       -            -            473              -          473
  Goodwill                     71,210            -              -              -       71,210
  Intangible assets - net      41,908          109              -              -       42,017
  Other assets                  9,398            -          1,972              -       11,370
  Investment in subsidiaries   23,954            -              -        (23,954)           -
                             ________     ________       ________      _________     ________

                              146,470          109          2,445        (23,954)     125,070

PROPERTY, PLANT AND
 EQUIPMENT - net               74,956       14,753          9,682              -       99,391
                             ________     ________       ________      _________     ________

                             $394,195     $ 26,658       $ 88,713      $(100,146)    $409,420


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 41,602     $  2,201       $ 11,304      $    (333)    $ 54,774
  Intercompany payables             -       22,914         48,495        (71,409)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties             10,421            -            702              -       11,123
  Income taxes                    248           31            873              -        1,152
  Short-term obligations          146            -              -              -          146
  Current maturities of
    long-term debt                171            -            838              -        1,009
                             ________     ________       ________      _________     ________

  Total Current Liabilities    52,588       25,146         62,212        (71,742)      68,204

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,810            -            575              -        5,385
  Postretirement benefits      13,575            -            534              -       14,109
  Deferred expenses and other  11,157          236          1,152              -       12,545
                             ________     ________       ________      _________     ________

                               29,542          236          2,261              -       32,039

LONG-TERM DEBT, less
  current maturities          191,748            -          1,562              -      193,310

COMMON SHAREHOLDERS'
  INVESTMENT                  120,317        1,276         22,678        (28,404)     115,867
                             ________     ________       ________      _________     ________

                             $394,195     $ 26,658       $ 88,713      $(100,146)    $409,420

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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 42,501     $  1,597       $ 11,185      $    (333)    $ 54,950
  Intercompany payables             -       22,906         54,808        (77,714)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,526            -            642              -        3,168
  Income taxes                    186           28            736              -          950
  Short-term obligations          513            -              -              -          513
  Current maturities of
    long-term debt                168            -            838              -        1,006
                             ________     ________       ________      _________     ________

  Total Current Liabilities    45,894       24,531         68,209        (78,047)      60,587

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,839            -            575              -        5,414
  Postretirement benefits      13,645            -            543              -       14,188
  Deferred expenses and other  13,052          206          1,327              -       14,585
                             ________     ________       ________      _________     ________

                               31,536          206          2,445              -       34,187

LONG-TERM DEBT, less
  current maturities          200,746            -          1,562              -      202,308

COMMON SHAREHOLDERS'
  INVESTMENT                  124,075        1,454         24,271        (29,687)     120,113
                             ________     ________       ________      _________     ________

                             $402,251     $ 26,191       $ 96,487      $(107,734)    $417,195

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 1999
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ 11,061     $    220       $ (1,738)     $      -      $  9,543
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -              3             -             3
Purchases of property,
  plant and equipment          (1,624)        (243)          (173)            -        (2,040)
Proceeds from sale of
  property, plant and
  equipment                         -            8             34             -            42
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (1,624)        (235)          (136)            -        (1,995)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net decrease in long-term
  debt and other bank
  borrowings                   (9,362)           -              -             -        (9,362)
Purchase of treasury stock        (75)           -              -             -           (75)
                             ________     ________       ________      ________      ________
Net cash used in
  financing activities         (9,437)           -              -             -        (9,437)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (438)            -          (438)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -         (15)        (2,312)            -        (2,327)
Cash and cash equivalents
  at beginning of period            -           60          8,761             -         8,821
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     45       $  6,449      $      -      $  6,494


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $(21,044)    $    834       $    534      $      -      $(19,676)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Purchases of property,
  plant and equipment          (2,032)        (607)          (456)            -        (3,095)
Proceeds from sale of
  property, plant and
  equipment                         -            -            988             -           988
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) investing
  activities                   (2,032)        (607)           532             -        (2,107)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other bank
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

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 1999 and 1998.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 1999 and December 31, 1998 were as follows:

                                   March 31,      December 31,
                                     1999             1998
                                      (Dollars in Thousands)

   Working capital                 $116,755         $129,568
   Current ratio                   2.7 to 1         3.1 to 1

   The decrease in working capital and the current ratio was primarily due to a decrease in receivables and an increase in liabilities to customers on uncompleted contracts.

   The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization, (gain) loss on sale of fixed assets and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the Revolving Credit Facility (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                          Quarter Ended March 31,
                                          1999           1998
                                           (Dollars in Thousands)

Loss before income taxes                $ (1,415)      $ (9,288)
Non-cash expenses:
 Depreciation                              2,744          2,500
 Amortization                              1,405          1,315
 (Gain) loss on sale of fixed assets         (15)           (23)
 Inventory fair value adjustment
  charged to cost of products sold             -          6,925
Interest expense                           4,757          4,469
                                        ________       ________

Adjusted EBITDA                         $  7,476       $  5,898


   The Company entered into a three-year credit agreement with Bank One, Wisconsin on September 24, 1997 which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at March 31, 1999 were $41,000,000 at a weighted average interest rate of 7.8%. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At March 31, 1999, there were $14,228,000 of standby letters of credit outstanding under the various bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at March 31, 1999 was $24,198,000.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors, and Harris Trust and Savings Bank, as Trustee. Interest thereon is payable each March 15 and September 15.

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

   Capital Resources

   At March 31, 1999, the Company had approximately $3,812,000 of open capital appropriations.

Capitalization

   The long-term debt to equity ratio at March 31, 1999 and December 31, 1998 was 1.7 to 1. The long-term debt to total capitalization ratio at March 31, 1999 and December 31, 1998 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 1999 were $74,610,000 compared with $73,700,000 for the first quarter of 1998. Net sales of repair parts and services for the first quarter of 1999 were $51,390,000 compared with $51,415,000 for the first quarter of 1998. Machine sales for the first quarter of 1999 were $23,220,000, which is an increase of 4.2% from the first quarter of 1998.

   Cost of Products Sold

   Cost of products sold for the first quarter of 1999 was $60,359,000 or 80.9% of net sales compared with $66,581,000 or 90.3% of net sales for the first quarter of 1998. Included in cost of products sold for 1998 were charges of $6,925,000 as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustment was made as a result of the acquisition of the Company by American Industrial Partners Acquisition Company ("AIPAC"). Excluding the effects of the inventory fair value adjustment, cost of products sold as a percentage of net sales was 80.9%. Also included in cost of products sold for 1999 and 1998 was $1,159,000 and $1,022,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 1999 were $11,444,000 or 15.3% of net sales compared with $12,173,000 or 16.5% of net sales for the first quarter of 1998.


   Interest Expense

   Interest expense for the first quarter of 1999 was $4,757,000 compared with $4,469,000 for the first quarter of 1998. Included in interest expense for 1999 and 1998 was $3,656,000 and $3,616,000, respectively, related to the Senior Notes.

   Income Taxes (Benefit)

   Income tax expense (benefit) consists primarily of foreign taxes at applicable statutory rates, and is net of a $658,000 benefit related to the foreign fair value adjustment to inventory charged to cost of products sold in the first quarter of 1998. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the first quarter of 1999 was $2,096,000 compared with net loss of $9,069,000 for the first quarter of 1998. Net loss for the first quarter of 1998 includes $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 1999 and 1998 were $4,149,000 and $3,815,000, respectively.

   Backlog and New Orders

   The Company's consolidated backlog at March 31, 1999 was $241,579,000 compared with $262,457,000 at December 31, 1998 and $207,537,000 at March 31,
1998. Machine backlog at March 31, 1999 was $99,372,000, which is a decrease of 12.6% from December 31, 1998 and an increase of 18.5% from March 31, 1998. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion early in the year 2000. Included in backlog at
March 31, 1999 and December 31, 1998 was $48,803,000 and $54,992,000,
respectively, related to this machine. During the fourth quarter of 1998, the Company sold four electric mining shovels and three blasthole drills to a customer in Peru for a new copper mine in that country. Also, during the fourth quarter of 1998, the Company sold three partial draglines to a customer in India. Repair parts and service backlog at March 31, 1999 was $142,207,000, which is a decrease of 4.4% from December 31, 1998 and an
increase of 15.0% from March 31, 1998.   The increase in repair parts and
service backlog from March 31, 1998 was primarily due to a maintenance and repair contract sold in connection with the aforementioned machine sales to the customer in Peru.

   New orders for the first quarter of 1999 were $53,732,000, which is a decrease of 17.6% from the first quarter of 1998. New machine orders were $8,890,000, which is a decrease of 1.5% from the first quarter of 1998. As a result of a decline in copper and coal prices from historically high levels, the demand for machines from these market segments has been low. New repair parts and service orders for the first quarter of 1999 were $44,842,000, which is a decrease of 20.2% from the first quarter of 1998. The decrease was primarily at foreign locations and is primarily due to low mineral prices.

The Bennett & Emmott Acquisition

      On April 30, 1999, the Company consummated the acquisition of Bennett
& Emmott (1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott services a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products.

Year 2000 Issues

   The Company has assessed and continues to assess the impact of year 2000 issues on its operations. Disclosures relating to year 2000 issues are included in the Company's 1998 Annual Report on Form 10-K. There have been no additional material developments relating to year 2000 issues during the first quarter of 1999.

                                  PART II
                             OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the first quarter of 1999.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 13, 1999                /s/Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 13, 1999                /s/Stephen R. Light
                                     President and Chief Executive Officer

                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 1999


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

 3.5    Amendment to By-laws of        Exhibit 3.5 to
        Registrant effective           Registrant's
        December 16, 1998.             Annual Report on
                                       Form 10-K for
                                       the year ended
                                       December 31, 1998.

 3.6    Certificate of Amendment to    Exhibit 3.6 to
        Restated Certificate of        Registrant's
        Incorporation adopted          Annual Report on
        December 16, 1998.             Form 10-K for
                                       the year ended
                                       December 31, 1998.

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

        (a) First amendment dated      Exhibit 10.1(a) to
        July 21, 1998 to Credit        Registrant's
        Agreement.                     Quarterly Report
                                       on Form 10-Q
                                       filed with the
                                       Commission on
                                       November 16, 1998.

        (b) Second amendment dated                                X
        September 30, 1998 to
        Credit Agreement.

27.1    Financial Data Schedule                                   X
        (Edgar filing only.)