Form 10-Q
period 1999-06-30
BUCYRUS INTERNATIONAL INC
filed 1999-08-12
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding August 11, 1999

Common Stock, $.01 par value                             1,442,100


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                              Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 1999
           and 1998                                                4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and six months ended
           June 30, 1999 and 1998                                  5

           Consolidated Condensed Balance Sheets -
           June 30, 1999 and December 31, 1998                   6-7

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 1999 and 1998                 8

           Notes to Consolidated Condensed Financial
           Statements                                           9-20

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                21-25


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                26

         Signature Page                                           27


                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                                Quarters Ended June 30,         Six Months Ended June 30,
                                 1999              1998           1999            1998
Revenues:
  Net sales                   $   90,549        $   80,041     $  165,159      $  153,741
  Other income                       237               281            772             516
                              __________        __________     __________      __________

                                  90,786            80,322        165,931         154,257
                              __________        __________     __________      __________
Costs and Expenses:
  Cost of products sold           73,563            63,538        133,922         130,119
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        12,804            11,475         24,248          23,648
  Interest expense                 4,727             4,735          9,484           9,204
                              __________        __________     __________      __________

                                  91,094            79,748        167,654         162,971
                              __________        __________     __________      __________
Earnings (loss) before
  income taxes                      (308)              574         (1,723)         (8,714)

Income taxes                         448               867          1,129             648
                              __________        __________     __________      __________

Net loss                      $     (756)       $     (293)    $   (2,852)     $   (9,362)


Net loss per share
  of common stock:

    Basic                     $     (.52)       $     (.20)    $    (1.98)     $    (6.53)


    Diluted                   $     (.52)       $     (.20)    $    (1.98)     $    (6.53)


                     See notes to consolidated condensed financial statements.

                             BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)
                                Quarters Ended June 30,         Six Months Ended June 30,
                                 1999              1998           1999            1998

Net loss                      $     (756)       $     (293)    $   (2,852)     $   (9,362)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                     (1,049)           (4,209)        (3,124)         (4,590)
                              __________        __________     __________      __________

Comprehensive loss            $   (1,805)       $   (4,502)    $   (5,976)     $  (13,952)




                     See notes to consolidated condensed financial statements.

                                 BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                                June 30,        December 31,                                      June 30,       December 31,
                                  1999              1998                                            1999             1998
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                    SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $  8,474          $  8,821         Accounts payable and
 Receivables                      56,037            61,727          accrued expenses              $ 56,702         $ 54,950
 Inventories                     121,137           113,226         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             6,515             6,381          and warranties                   9,229            3,168
                                ________          ________         Income taxes                      1,030              950
                                                                   Short-term obligations              569              513
 Total Current Assets            192,163           190,155         Current maturities of
                                                                    long-term debt                   1,013            1,006
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                         468               476          Liabilities                     68,543           60,587
 Goodwill                         70,585            71,835
 Intangible assets - net          41,469            42,573        LONG-TERM LIABILITIES:
 Other assets                     11,308            11,526         Liabilities to customers on
                                ________          ________          uncompleted contracts
                                                                    and warranties                   5,350            5,414
                                 123,830           126,410         Postretirement benefits          14,058           14,188
                                                                   Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                      and other                       13,641           14,585
 Cost                            118,245           110,960                                        ________         ________
 Less accumulated
  depreciation                   (15,261)          (10,330)                                         33,049           34,187
                                ________          ________        LONG-TERM DEBT, less
                                                                   current maturities              203,404          202,308
                                 102,984           100,630
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,700,000 shares, issued
                                                                    1,443,850 shares                    14               14
                                                                   Additional paid-in capital      144,371          144,296
                                                                   Treasury stock - 1,750
                                                                    shares, at cost                   (156)               -
                                                                   Notes receivable from
                                                                    shareholders                      (475)            (400)
                                                                   Accumulated deficit             (18,274)         (15,422)
                                                                   Accumulated other
                                                                    comprehensive income           (11,499)          (8,375)
                                                                                                  ________         ________

                                                                                                   113,981          120,113
                                ________          ________                                        ________         ________

                                $418,977          $417,195                                        $418,977         $417,195




                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                            Six Months Ended June 30,
                                            1999                 1998

Net Cash Provided By (Used In)
Operating Activities                     $    9,822           $   (8,549)
                                         __________           __________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit           3                  673
Purchases of property, plant
  and equipment                              (3,897)              (6,724)
Proceeds from sale of property, plant
  and equipment                                  94                1,188
Purchase of Bennett & Emmott (1986) Ltd.     (7,005)                   -
                                         __________           __________

Net cash used in investing activities       (10,805)              (4,863)
                                         __________           __________
Cash Flows From Financing Activities
Net increase (decrease) in long-term
  debt and other bank borrowings              1,226               17,954
Proceeds from issuance of common
  stock                                           -                  780
Purchase of treasury stock                     (156)                   -
                                         __________           __________
Net cash provided by (used in)
  financing activities                        1,070               18,734
                                         __________           __________
Effect of exchange rate
  changes on cash                              (434)                (909)
                                         __________           __________
Net increase (decrease) in
  cash and cash equivalents                    (347)               4,413
Cash and cash equivalents at
  beginning of period                         8,821               15,071
                                         __________           __________
Cash and cash equivalents at
  end of period                          $    8,474           $   19,484



Supplemental Disclosures of Cash Flow Information

                                            1999             1998
Cash paid during the period for:
  Interest                               $    9,414       $    8,763
  Income taxes - net of refunds                 787              142


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

3. Inventories consist of the following:

                                     June 30,          December 31,
                                       1999                1998
                                         (Dollars in Thousands)

   Raw materials and parts           $ 19,444            $ 16,987
   Costs relating to
     uncompleted contracts              5,147               4,503
   Customers' advances offset
     against costs incurred on
     uncompleted contracts             (4,073)             (2,296)
   Work in process                     21,203              22,724
   Finished products (primarily
     replacement parts)                79,416              71,308


                                     $121,137            $113,226


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                     Quarters Ended June 30,     Six Months Ended June 30,
                       1999         1998            1999         1998
                                (Dollars in Thousands, Except
                                     Per Share Amounts)
Basic and Diluted

 Net loss           $     (756)   $     (293)    $   (2,852)   $   (9,362)


 Weighted average
  shares outstanding 1,442,405     1,438,100      1,442,423     1,434,868


 Net loss per share $     (.52)   $     (.20)    $    (1.98)   $    (6.53)


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

   SFAS 133 is effective for fiscal years beginning after June 15, 2000.
   The Company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. At the date of initial application, the Company shall choose to either (a) recognize as an asset or liability in the consolidated balance sheet all embedded derivative instruments that are required to be separated from their host contracts or (b) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the Company chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the Company on or after the selected transition date. That choice is not permitted to be applied to only some of the Company's individual hybrid instruments and must be applied on an all-or-none basis.

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 1999
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 63,450     $ 10,055       $ 50,420      $(33,376)     $ 90,549
  Other income                  1,108            1            181        (1,053)          237
                             ________     ________       ________      ________      ________

                               64,558       10,056         50,601       (34,429)       90,786
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        53,226        8,610         44,789       (33,062)       73,563
  Engineering and field
    service, selling
    administrative
    and miscellaneous
    expenses                    8,304          616          3,884             -        12,804
  Interest expense              4,584          450            746        (1,053)        4,727
                             ________     ________       ________      ________      ________

                               66,114        9,676         49,419       (34,115)       91,094
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (1,556)         380          1,182          (314)         (308)
Income taxes                      (37)         152            333             -           448
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (1,519)         228            849          (314)         (756)

Equity in net earnings of
  consolidated subsidiaries     1,077            -              -        (1,077)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $   (442)    $    228       $    849      $ (1,391)     $   (756)


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 49,117     $  8,011       $ 36,231      $(13,318)     $ 80,041
  Other income                    779            -            214          (712)          281
                             ________     ________       ________      ________      ________

                               49,896        8,011         36,445       (14,030)       80,322
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        39,822        7,006         29,628       (12,918)       63,538
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    6,799          587          4,089             -        11,475
  Interest expense              4,636          129            682          (712)        4,735
                             ________     ________       ________      ________      ________

                               51,257        7,722         34,399       (13,630)       79,748
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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                   Six Months Ended June 30, 1999
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $114,745     $ 19,465       $ 83,188      $(52,239)     $165,159
  Other income                  2,454            1            320        (2,003)          772
                             ________     ________       ________      ________      ________

                              117,199       19,466         83,508       (54,242)      165,931
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        96,093       17,408         72,146       (51,725)      133,922
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   16,021        1,147          7,080             -        24,248
  Interest expense              9,287          828          1,372        (2,003)        9,484
                             ________     ________       ________      ________      ________

                              121,401       19,383         80,598       (53,728)      167,654
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (4,202)          83          2,910          (514)       (1,723)
Income taxes                      281           33            815             -         1,129
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (4,483)          50          2,095          (514)       (2,852)

Equity in net earnings of
  consolidated subsidiaries     2,145            -              -        (2,145)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (2,338)    $     50       $  2,095      $ (2,659)     $ (2,852)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                   Six Months Ended June 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 93,871     $ 16,175       $ 69,534      $(25,839)     $153,741
  Other income                  1,529            1            414        (1,428)          516
                             ________     ________       ________      ________      ________

                               95,400       16,176         69,948       (27,267)      154,257
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        81,775       14,386         59,247       (25,289)      130,119
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   14,115        1,361          8,172             -        23,648
  Interest expense              9,011          249          1,372        (1,428)        9,204
                             ________     ________       ________      ________      ________

                              104,901       15,996         68,791       (26,717)      162,971
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


                             Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           June 30, 1999
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     27       $  8,447      $       -     $  8,474
  Receivables                  28,782        4,836         22,419              -       56,037
  Intercompany receivables     75,858        2,524          3,548        (81,930)           -
  Inventories                  70,806        4,671         46,722         (1,062)     121,137
  Prepaid expenses and
    other current assets          870          559          5,086              -        6,515
                             ________     ________       ________      _________     ________

  Total Current Assets        176,316       12,617         86,222        (82,992)     192,163

OTHER ASSETS:
  Restricted funds on deposit       -            -            468              -          468
  Goodwill                     70,585            -              -              -       70,585
  Intangible assets - net      41,376           93              -              -       41,469
  Other assets                  9,354            -          1,954              -       11,308
  Investment in subsidiaries   23,087            -              -        (23,087)           -
                             ________     ________       ________      _________     ________

                              144,402           93          2,422        (23,087)     123,830

PROPERTY, PLANT AND
 EQUIPMENT - net               74,271       14,437         14,276              -      102,984
                             ________     ________       ________      _________     ________

                             $394,989     $ 27,147       $102,920      $(106,079)    $418,977


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 39,677     $  1,598       $ 15,677      $    (250)    $ 56,702
  Intercompany payables           260       23,774         53,180        (77,214)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              8,463            -            766              -        9,229
  Income taxes                    199           26            805              -        1,030
  Short-term obligations          140            -            429              -          569
  Current maturities of
    long-term debt                175            -            838              -        1,013
                             ________     ________       ________      _________     ________

  Total Current Liabilities    48,914       25,398         71,695        (77,464)      68,543

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,775            -            575              -        5,350
  Postretirement benefits      13,531            -            527              -       14,058
  Deferred expenses and other  12,461          244            936              -       13,641
                             ________     ________       ________      _________     ________

                               30,767          244          2,038              -       33,049

LONG-TERM DEBT, less
  current maturities          195,799            -          7,605              -      203,404

COMMON SHAREHOLDERS'
  INVESTMENT                  119,509        1,505         21,582        (28,615)     113,981
                             ________     ________       ________      _________     ________

                             $394,989     $ 27,147       $102,920      $(106,079)    $418,977


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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 42,501     $  1,597       $ 11,185      $    (333)    $ 54,950
  Intercompany payables             -       22,906         54,808        (77,714)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,526            -            642              -        3,168
  Income taxes                    186           28            736              -          950
  Short-term obligations          513            -              -              -          513
  Current maturities of
    long-term debt                168            -            838              -        1,006
                             ________     ________       ________      _________     ________

  Total Current Liabilities    45,894       24,531         68,209        (78,047)      60,587

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,839            -            575              -        5,414
  Postretirement benefits      13,645            -            543              -       14,188
  Deferred expenses and other  13,052          206          1,327              -       14,585
                             ________     ________       ________      _________     ________

                               31,536          206          2,445              -       34,187

LONG-TERM DEBT, less
  current maturities          200,746            -          1,562              -      202,308

COMMON SHAREHOLDERS'
  INVESTMENT                  124,075        1,454         24,271        (29,687)     120,113
                             ________     ________       ________      _________     ________

                             $402,251     $ 26,191       $ 96,487      $(107,734)    $417,195


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 1999
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
Operating Activities         $  8,316     $    276       $  1,230      $      -      $  9,822
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -              3             -             3
Purchases of property,
  plant and equipment          (2,913)        (321)          (663)            -        (3,897)
Proceeds from sale of
  property, plant and
  equipment                         -           12             82             -            94
Purchase of Bennett &
  Emmott (1986) Ltd.                -            -         (7,005)            -        (7,005)
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (2,913)        (309)        (7,583)            -       (10,805)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings              (5,247)           -          6,473             -         1,226
Purchase of treasury stock       (156)           -              -             -          (156)
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities     (5,403)           -          6,473             -         1,070
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (434)            -          (434)
                             ________     ________       ________      ________      ________
Net decrease in cash and
  cash equivalents                  -          (33)          (314)            -          (347)
Cash and cash equivalents
  at beginning of period            -           60          8,761             -         8,821
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     27       $  8,447      $      -      $  8,474


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 1998
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Used In
Operating Activities         $(14,073)    $  1,136       $  4,388      $      -      $ (8,549)
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


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and six months ended June 30, 1999 and 1998.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 1999 and December 31, 1998 were as follows:
                          June 30,      December 31,
                            1999            1998
                            (Dollars in Thousands)

   Working capital        $123,620        $129,568
   Current ratio          2.8 to 1        3.1 to 1

   The decrease in working capital and current ratio was primarily due to an increase in liabilities to customers on uncompleted contracts.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, (gain) loss on sale of fixed assets and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the Revolving Credit Facility (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings (Loss) Before Income Taxes to Adjusted
EBITDA:
                   Quarters Ended June 30,      Six Months Ended June 30,
                     1999         1998             1999            1998
                                    (Dollars in Thousands)
Earnings (loss)
 before income
 taxes             $   (308)    $    574        $ (1,723)        $ (8,714)
Non-cash expenses:
 Depreciation         2,716        2,599           5,460            5,099
 Amortization         1,408        1,414           2,813            2,729
 (Gain) loss on sale
  of fixed assets        43          (12)             28              (35)
 Inventory fair
  value adjustment
  charged to cost
  of products
  sold                    -            -               -            6,925
Interest expense      4,727        4,735           9,484            9,204


Adjusted EBITDA    $  8,586     $  9,310        $ 16,062         $ 15,208


   The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Revolving Credit Agreement expires on May 31, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at June 30, 1999 were $45,100,000 at a weighted average interest rate of 7.9%. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At June 30, 1999, there were $18,451,000 of standby letters of credit outstanding under the various bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at June 30, 1999 was $15,930,000.

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

   Capital Resources

   At June 30, 1999, the Company had approximately $1,956,000 of open capital appropriations. The Company's capital additions for the six months ended June 30, 1999 were $3,897,000 compared with $6,724,000 for the six months ended June 30, 1998. In the near term, the Company currently anticipates spending closer to the 1999 level.

Capitalization

   The long-term debt to equity ratio at June 30, 1999 and December 31, 1998 was 1.8 to 1 and 1.7 to 1, respectively. The long-term debt to total capitalization ratio at June 30, 1999 and December 31, 1998 was .6 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and six months ended June 30, 1999 were $90,549,000 and $165,159,000, respectively, compared with $80,041,000 and
$153,741,000 for the quarter and six months ended June 30, 1998, respectively. Net sales of repair parts and services for the quarter and six months ended June 30, 1999 were $54,612,000 and $106,002,000, respectively, which is a decrease of $3,311,000 or 5.7% and $3,336,000 or 3.1% from the quarter and six months ended June 30, 1998, respectively. Both decreases in repair parts and service net sales were primarily at foreign locations. Net machine sales for the quarter and six months ended June 30, 1999 were $35,937,000 and $59,157,000, respectively, which is an increase of 62.5% and 33.2% from the quarter and six months ended June 30, 1998, respectively. The increases were primarily in dragline volume and reflect the orders for three partial draglines in India in 1998 and one dragline in Australia in 1997.

   Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 1999 was $73,563,000 or 81.2% of net sales compared with $63,538,000 or 79.4% of net sales for the quarter ended June 30, 1998. For the six months ended June 30, 1999, cost of products sold was $133,922,000 or 81.1% of net sales compared with $130,119,000 or 84.6% of net sales for the six months ended June 30, 1998. During the second quarter of 1998, the Company reduced cost of sales by $1,210,000 as a result of a change in the Company's short-term disability plan. Included in cost of products sold for the six months ended June 30, 1998 were charges of $6,925,000 recorded in the first quarter of 1998 as a result of the fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of the acquisition of the Company by American Industrial Partners Acquisition Company ("AIPAC"). Excluding the effect of the inventory fair value adjustments, cost of products sold for the six months ended June 30, 1998 as a percentage of net sales was 80.1%. Also included in cost of products sold for 1999 and 1998 was $2,326,000 and $2,162,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended June 30, 1999 were $12,804,000 or 14.1% of net sales compared with $11,475,000 or 14.3% of net sales for the quarter ended June 30, 1998. The amounts for the six months ended June 30, 1999 and 1998 were $24,248,000 or 14.7% of net sales and $23,648,000 or 15.4% of net sales, respectively. Included in the amounts for the quarter and six months ended June 30, 1999 was $508,000 of severance expense. The amounts for the quarter and six months ended June 30, 1998 were reduced by $563,000 as a result of a change in the Company's short-term disability plan.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 1999 was $4,727,000 and $9,484,000, respectively, compared with $4,735,000 and
$9,204,000 for the quarter and six months ended June 30, 1998, respectively. Included in interest expense for the quarter and six months ended June 30, 1999 was $3,657,000 and $7,313,000, respectively, related to the Senior Notes compared with $3,615,000 and $7,231,000, respectively, for the quarter and six months ended June 30, 1998.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For the six months ended June 30, 1998, income tax expense is net of a $658,000 benefit related to the foreign fair value adjustment to inventory charged to cost of products sold. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the quarter and six months ended June 30, 1999 was $756,000 and $2,852,000, respectively, compared with a net loss of $293,000 and $9,362,000 for the quarter and six months ended June 30, 1998, respectively. Included in net loss for the six months ended June 30, 1998 was $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 1999 were $4,124,000 and $8,273,000, respectively, compared with $4,013,000 and $7,828,000, respectively, for the quarter and six months ended June 30, 1998.

   Backlog and New Orders

   The Company's consolidated backlog on June 30, 1999 was $207,400,000 compared with $262,457,000 at December 31, 1998 and $197,441,000 at June 30,
1998. Machine backlog at June 30, 1999 was $82,280,000, which is a decrease of 27.6% from December 31, 1998 and an increase of 3.3% from June 30, 1998. During 1999, there has been a decrease in both electric mining shovel and dragline backlog. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion early in the year 2000. Included in backlog at June 30, 1999, December 31, 1998 and June 30, 1998 was $10,017,000, $27,273,000 and $45,630,000, respectively, related to this machine. During the fourth quarter of 1998, the Company sold four electric mining shovels and three blasthole drills to a customer in Peru for a new copper mine in that country. Also, during the fourth quarter of 1998, the Company sold three partial draglines to a customer in India. Repair parts and service backlog at June 30, 1999 was $125,120,000, which is a decrease of 15.9% from December 31, 1998 and an increase of 6.2% from June 30, 1998. The increase in repair parts and service backlog from June 30, 1998 was primarily due to a maintenance and repair contract sold in connection with the aforementioned machine sales to the customer in Peru.

   New orders for the quarter and six months ended June 30, 1999 were $56,369,000 and $110,101,000, respectively, which is a decrease of 19.4% and 18.5% from the quarter and six months ended June 30, 1998, respectively. New machine orders for the quarter and six months ended June 30, 1999 were $18,845,000 and $27,735,000, respectively, which is an increase of 5.5% and 3.2% from the quarter and six months ended June 30, 1998, respectively. New machine orders for electric mining shovels have decreased while new machine orders for blasthole drills have increased. New repair parts and service orders for the quarter and six months ended June 30, 1999 were $37,524,000 and $52,082,000, respectively, which is a decrease of 28.0% and 23.9% from the quarter and six months ended June 30, 1998, respectively. New orders for both machines and repair parts and service continue to be affected by the softness in mineral prices.

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

Year 2000 Issues

   The Company has assessed and continues to assess the impact of year 2000 issues on its operations. Disclosures relating to year 2000 issues are included in the Company's 1998 Annual Report on Form 10-K. On August 2, 1999, the Company's South Milwaukee operations began operating on its new computer system. While the primary purpose of this replacement was to improve the efficiency and effectiveness of the Company's existing computer system, Year 2000 Issues were also addressed as a part of the system replacement. The system replacement for other domestic subsidiary operations is expected to be completed by the end of 1999. There have been no additional material developments relating to year 2000 issues during the six months ended June 30, 1999.

                                   PART II
                             OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the second quarter of 1999.


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    August 11, 1999            /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    August 11, 1999            /s/Stephen R. Light
                                   Stephen R. Light
                                   President and CEO


                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 1999

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

 2.3     Second Amended Joint Plan       Exhibit 2.1 to
         of Reorganization of B-E        Registrant's
         Holdings, Inc. and Bucyrus-     Current Report
         Erie Company under Chapter      on Form 8-K,
         11 of the Bankruptcy Code,      filed with the
         as modified December 1,         Commission and
         1994, including Exhibits.       dated December 1,
                                         1994.

 2.4     Order dated December 1,         Exhibit 2.2 to
         1994 of the U.S. Bankruptcy     Registrant's
         Court, Eastern District of      Current Report
         Wisconsin, confirming the       on Form 8-K
         Second Amended Joint Plan       filed with the
         of Reorganization of B-E        Commission and
         Holdings, Inc. and Bucyrus-     dated December 1,
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

 3.2     By-laws of Registrant.          Exhibit 3.2 to
                                         Registrant's
                                         Current Report
                                         on Form 8-K
                                         filed with the
                                         Commission on
                                         October 10, 1997.

 3.3     Amendment to By-laws of         Exhibit 3.2
         Registrant effective            to Registrant's
         November 5, 1997.               Quarterly Report
                                         on Form 10-Q for
                                         the quarter ended
                                         September 30, 1997.

 3.4     Certificate of Amendment        Exhibit 3.4
         to Restated Certificate         to Registrant's
         of Incorporation adopted        Annual Report on
         March 17, 1998.                 Form 10-K for
                                         the year ended
                                         December 31, 1997.

 3.5     Amendment to By-laws of         Exhibit 3.5
         Registrant effective            to Registrant's
         December 16, 1998.              Annual Report on
                                         Form 10-K for
                                         the year ended
                                         December 31, 1998.

 3.6     Certificate of Amendment to     Exhibit 3.6
         Restated Certificate of         to Registrant's
         Incorporation adopted           Annual Report on
         December 16, 1998.              Form 10-K for
                                         the year ended
                                         December 31, 1998.

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

         (a) First amendment dated       Exhibit 10.1(a)
         July 21, 1998 to Credit         to Registrant's
         Agreement.                      Quarterly Report
                                         on Form 10-Q
                                         filed with the
                                         Commission on
                                         November 16, 1998.

         (b) Second amendment dated      Exhibit 10.1(b)
         September 30, 1998 to           to Registrant's
         Credit Agreement.               Annual Report on
                                         Form 10-K for
                                         the year ended
                                         December 31, 1998.

         (c) Third amendment dated                                 X
         April 20, 1999 to Credit
         Agreement.

10.2*    Separation Agreement                                      X
         between Registrant
         and D. J. Smoke dated
         July 22, 1999.

27.1     Financial Data Schedule                                   X
         (Edgar filing only.)




__________________________
* A management contract or compensatory plan or arrangement.