Form 10-Q
period 1999-09-30
BUCYRUS INTERNATIONAL INC
filed 1999-11-12
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding November 11, 1999

Common Stock, $.01 par value                             1,442,900



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 1999
           and 1998                                                  4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and nine months ended
           September 30, 1999 and 1998                               5

           Consolidated Condensed Balance Sheets -
           September 30, 1999 and December 31, 1998                6-7

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 1999 and 1998             8

           Notes to Consolidated Condensed Financial
           Statements                                             9-20

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  21-27


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                  28

         Signature Page                                             29


                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                              Quarters Ended September 30,    Nine Months Ended September 30,
                                 1999           1998               1999           1998
Revenues:
  Net sales                   $   75,977     $   76,149         $  241,136     $  229,890
  Other income                       723            275              1,495            791
                              __________     __________         __________     __________

                                  76,700         76,424            242,631        230,681
                              __________     __________         __________     __________
Costs and Expenses:
  Cost of products sold           61,900         60,737            195,822        190,856
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        12,035         11,182             36,283         34,830
  Interest expense                 4,903          4,819             14,387         14,023
                              __________     __________         __________     __________

                                  78,838         76,738            246,492        239,709
                              __________     __________         __________     __________

Loss before income taxes          (2,138)          (314)            (3,861)        (9,028)

Income taxes                         660            554              1,789          1,202
                              __________     __________         __________     __________

Net loss                      $   (2,798)    $     (868)        $   (5,650)    $  (10,230)


Net loss per share
  of common stock:

    Basic                     $    (1.94)    $     (.60)        $    (3.92)    $    (7.13)


    Diluted                   $    (1.94)    $     (.60)        $    (3.92)    $    (7.13)

                     See notes to consolidated condensed financial statements.

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)
                              Quarters Ended September 30,    Nine Months Ended September 30,
                                 1999           1998               1999           1998

Net loss                      $   (2,798)    $     (868)        $   (5,650)    $  (10,230)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                        (47)          (618)            (3,171)        (5,208)
                              __________     __________         __________     __________

Comprehensive loss            $   (2,845)    $   (1,486)        $   (8,821)    $  (15,438)

                     See notes to consolidated condensed financial statements.


                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                  September 30,    December 31,
                                  1999              1998                                          1999             1998
ASSETS                                                          LIABILITIES AND COMMON
CURRENT ASSETS:                                                  SHAREHOLDERS' INVESTMENT
 Cash and cash                                                  CURRENT LIABILITIES:
  equivalents                   $  6,266          $  8,821       Accounts payable and
 Receivables                      61,569            61,727        accrued expenses              $ 54,687         $ 54,950
 Inventories                     129,027           113,226       Liabilities to customers
 Prepaid expenses and                                             on uncompleted contracts
  other current assets             7,127             6,381        and warranties                   9,711            3,168
                                ________          ________       Income taxes                        589              950
                                                                 Short-term obligations              180              513
 Total Current Assets            203,989           190,155       Current maturities of
                                                                  long-term debt                   1,246            1,006
OTHER ASSETS:                                                                                   ________         ________
 Restricted funds                                                Total Current
  on deposit                         466               476        Liabilities                     66,413           60,587
 Goodwill                         69,915            71,835
 Intangible assets - net          40,913            42,573      LONG-TERM LIABILITIES:
 Other assets                     10,861            11,526       Liabilities to customers on
                                ________          ________        uncompleted contracts
                                                                  and warranties                   5,300            5,414
                                 122,155           126,410       Postretirement benefits          13,973           14,188
                                                                 Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                    and other                       13,741           14,585
 Cost                            118,807           110,960                                      ________         ________
 Less accumulated
  depreciation                   (17,831)          (10,330)                                       33,014           34,187
                                ________          ________      LONG-TERM DEBT, less
                                                                 current maturities              216,526          202,308
                                 100,976           100,630
                                                                COMMON SHAREHOLDERS' INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,444,650 shares                    14               14
                                                                 Additional paid-in capital      144,451          144,296
                                                                 Treasury stock - 1,750
                                                                  shares, at cost                   (156)               -
                                                                 Notes receivable from
                                                                  shareholders                      (524)            (400)
                                                                 Accumulated deficit             (21,072)         (15,422)
                                                                 Accumulated other
                                                                  comprehensive income           (11,546)          (8,375)
                                                                                                ________         ________

                                                                                                 111,167          120,113
                                ________          ________                                      ________         ________

                                $427,120          $417,195                                      $427,120         $417,195

                         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                          Nine Months Ended September 30,
                                             1999             1998

Net Cash Used In Operating Activities     $   (4,278)      $  (16,335)
                                          __________       __________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit           10              583
Purchases of property, plant
  and equipment                               (4,870)          (9,578)
Proceeds from sale of property, plant
  and equipment                                  106            1,185
Purchase of Bennett & Emmott (1986) Ltd.      (7,005)               -
                                          __________       __________

Net cash used in investing activities        (11,759)          (7,810)
                                          __________       __________
Cash Flows From Financing Activities
Net increase in long-term debt
  and other bank borrowings                   14,125           24,319
Proceeds from issuance of common
  stock                                            -              780
Purchase of treasury stock                      (156)               -
                                          __________       __________
Net cash provided by financing
  activities                                  13,969           25,099
                                          __________       __________
Effect of exchange rate changes
  on cash                                       (487)            (884)
                                          __________       __________
Net increase (decrease) in
  cash and cash equivalents                   (2,555)              70
Cash and cash equivalents at
  beginning of period                          8,821           15,071
                                          __________       __________
Cash and cash equivalents at
  end of period                           $    6,266       $   15,141



Supplemental Disclosures of Cash Flow Information

                                             1999             1998
Cash paid during the period for:
  Interest                                $   17,678       $   16,966
  Income taxes - net of refunds                1,406            1,158


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

3. Inventories consist of the following:

                                     September 30,     December 31,
                                          1999             1998
                                         (Dollars in Thousands)

   Raw materials and parts             $ 12,787          $  9,443
   Costs relating to
     uncompleted contracts                3,299             4,503
   Customers' advances offset
     against costs incurred on
     uncompleted contracts               (2,085)           (2,296)
   Work in process                       29,042            22,724
   Finished products (primarily
     replacement parts)                  85,984            78,852


                                       $129,027          $113,226


   Effective August 1, 1999, certain parts inventories previously classified as raw materials and parts are now classified as finished products (primarily replacement parts). Reclassifications have been made to the December 31, 1998 inventory balances to present them on a basis consistent with the current year.

4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                          Quarters Ended              Nine Months Ended
                          September 30,                 September 30,
                        1999          1998           1999          1998
                               (Dollars in Thousands, Except
                                    Per Share Amounts)
Basic and Diluted

 Net loss            $   (2,798)   $     (868)    $   (5,650)   $  (10,230)


 Weighted average
  shares outstanding  1,442,187     1,438,100      1,442,344     1,435,957


 Net loss per share  $    (1.94)   $     (.60)    $    (3.92)   $    (7.13)

5. In June, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 is now effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   The Company may implement SFAS 133 as of the beginning of any fiscal quarter. SFAS 133 cannot be applied retroactively. Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 will not have a material effect on the Company's financial position or results of operations.

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                  Quarter Ended September 30, 1999
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $ 43,825     $  9,657       $ 37,955      $(15,460)     $ 75,977
  Other income                   2,078            0            122        (1,477)          723
                              ________     ________       ________      ________      ________

                                45,903        9,657         38,077       (16,937)       76,700
                              ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold         36,883        8,675         31,802       (15,460)       61,900
  Engineering and field
    service, selling
    administrative
    and miscellaneous
    expenses                     7,792          496          3,747             -        12,035
  Interest expense               4,707          439          1,234        (1,477)        4,903
                              ________     ________       ________      ________      ________

                                49,382        9,610         36,783       (16,937)       78,838
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries     (3,479)          47          1,294             0        (2,138)
Income taxes                       179           10            471             -           660
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries     (3,658)          37            823             0        (2,798)

Equity in net earnings of
  consolidated subsidiaries        860            -              -          (860)            -
                              ________     ________       ________      ________      ________

Net earnings (loss)           $ (2,798)    $     37       $    823      $   (860)     $ (2,798)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                  Quarter Ended September 30, 1998
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total

Revenues:
  Net sales                   $ 50,015     $ 11,114       $ 28,688      $(13,668)     $ 76,149
  Other income                   1,052            -            273        (1,050)          275


                                51,067       11,114         28,961       (14,718)       76,424


Costs and Expenses:
  Cost of products sold         40,105        9,904         24,446       (13,718)       60,737
  Product development,
    selling, administrative
    and miscellaneous
    expenses                     7,430          517          3,235             -        11,182
  Interest expense               4,734          225            910        (1,050)        4,819


                                52,269       10,646         28,591       (14,768)       76,738


Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries     (1,202)         468            370            50          (314)
Income taxes (benefit)             (96)         187            463             -           554


Earnings (loss) before
  equity in net earnings
  of consolidated
  subsidiaries                  (1,106)         281            (93)           50          (868)

Equity in net earnings
  of consolidated
  subsidiaries                     188            -              -          (188)            -


Net earnings (loss)           $   (918)    $    281       $    (93)     $   (138)     $   (868)
</TABLE


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                Nine Months Ended September 30, 1999
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $158,570     $ 29,122       $121,143      $(67,699)     $241,136
  Other income                   4,532            1            442        (3,480)        1,495
                              ________     ________       ________      ________      ________

                               163,102       29,123        121,585       (71,179)      242,631
                              ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        132,976       26,083        103,948       (67,185)      195,822
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    23,813        1,643         10,827             -        36,283
  Interest expense              13,994        1,267          2,606        (3,480)       14,387
                              ________     ________       ________      ________      ________

                               170,783       28,993        117,381       (70,665)      246,492
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries     (7,681)         130          4,204          (514)       (3,861)
Income taxes                       460           43          1,286             -         1,789
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries     (8,141)          87          2,918          (514)       (5,650)

Equity in net earnings of
  consolidated subsidiaries      3,005            -              -        (3,005)            -
                              ________     ________       ________      ________      ________

Net earnings (loss)           $ (5,136)    $     87       $  2,918      $ (3,519)     $ (5,650)


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


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         September 30, 1999
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     41       $  6,225      $       -     $  6,266
  Receivables                   33,856        4,832         22,881              -       61,569
  Intercompany receivables      70,568        3,239          6,644        (80,451)           -
  Inventories                   74,405        3,263         50,331          1,028      129,027
  Prepaid expenses and
    other current assets           987          447          5,693              -        7,127
                              ________     ________       ________      _________     ________

  Total Current Assets         179,816       11,822         91,774        (79,423)     203,989

OTHER ASSETS:
  Restricted funds on deposit        -            -            466              -          466
  Goodwill                      69,915            -              -              -       69,915
  Intangible assets - net       40,843           70              -              -       40,913
  Other assets                   9,184            -          1,677              -       10,861
  Investment in subsidiaries    24,012            -              -        (24,012)           -
                              ________     ________       ________      _________     ________

                               143,954           70          2,143        (24,012)     122,155

PROPERTY, PLANT AND
 EQUIPMENT - net                72,617       13,618         14,741              -      100,976
                              ________     ________       ________      _________     ________

                              $396,387     $ 25,510       $108,658      $(103,435)    $427,120

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 32,147     $  1,708       $ 21,055      $    (223)    $ 54,687
  Intercompany payables              -       21,967         52,172        (74,139)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               9,046            -            665              -        9,711
  Income taxes                     118           32            439              -          589
  Short-term obligations           142            -             38              -          180
  Current maturities of
    long-term debt                 408            -            838              -        1,246
                              ________     ________       ________      _________     ________

  Total Current Liabilities     41,861       23,707         75,207        (74,362)      66,413

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               4,725            -            575              -        5,300
  Postretirement benefits       13,454            -            519              -       13,973
  Deferred expenses and other   12,154          261          1,326              -       13,741
                              ________     ________       ________      _________     ________

                                30,333          261          2,420              -       33,014

LONG-TERM DEBT, less
  current maturities           207,965            -          8,561              -      216,526

COMMON SHAREHOLDERS'
  INVESTMENT                   116,228        1,542         22,470        (29,073)     111,167
                              ________     ________       ________      _________     ________

                              $396,387     $ 25,510       $108,658      $(103,435)    $427,120

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                Nine Months Ended September 30, 1999
                                       (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities      $ (3,676)    $    303       $   (905)     $      -      $ (4,278)
                              ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                   -            -             10             -            10
Purchases of property,
  plant and equipment           (3,260)        (334)        (1,276)            -        (4,870)
Proceeds from sale of
  property, plant and
  equipment                          4           12             90             -           106
Purchase of Bennett &
  Emmott (1986) Ltd.                 -            -         (7,005)            -        (7,005)
                              ________     ________       ________      ________      ________
Net cash used in
  investing activities          (3,256)        (322)        (8,181)            -       (11,759)
                              ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings                7,088            -          7,037             -        14,125
Purchase of treasury stock        (156)           -              -             -          (156)
                              ________     ________       ________      ________      ________
Net cash provided by
  financing activities           6,932            -          7,037             -        13,969
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -           (487)            -          (487)
                              ________     ________       ________      ________      ________
Net decrease in cash and
  cash equivalents                   -          (19)        (2,536)            -        (2,555)
Cash and cash equivalents
  at beginning of period             -           60          8,761             -         8,821
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     41       $  6,225      $      -      $  6,266


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

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and nine months ended September 30, 1999 and 1998.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 1999 and December 31, 1998 were as follows:
                          September 30,     December 31,
                              1999              1998
                              (Dollars in Thousands)

   Working capital          $137,576          $129,568
   Current ratio            3.1 to 1          3.1 to 1

   The increase in working capital is primarily due to an increase in unsold new machine inventory.

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

                            Quarters Ended         Nine Months Ended
                            September 30,            September 30,
                         1999        1998         1999           1998
                                   (Dollars in Thousands)
Loss before
 income taxes         $ (2,138)   $   (314)     $ (3,861)      $ (9,028)
Non-cash expenses:
 Depreciation            2,825       2,532         8,285          7,631
 Amortization            1,412       1,589         4,225          4,318
 (Gain) loss on sale
  of fixed assets          (14)          6            14            (29)
 Inventory fair
  value adjustment
  charged to cost
  of products
  sold                       -           -             -          6,925
Interest expense         4,903       4,819        14,387         14,023


Adjusted EBITDA       $  6,988    $  8,632      $ 23,050       $ 23,840


   The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Revolving Credit Agreement expires on May 31, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at September 30, 1999 were $57,100,000 at a weighted average interest rate of 8.2%. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At September 30, 1999, there were $14,282,000 of standby letters of credit outstanding under the various bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at September 30, 1999 was $8,365,000.

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

   Capital Resources

   At September 30, 1999, the Company had approximately $2,215,000 of open capital appropriations. The Company's capital expenditures for the nine months ended September 30, 1999 were $4,870,000 compared with $9,578,000 for the nine months ended September 30, 1998. In the near term, the Company currently anticipates spending closer to the 1999 level.

Capitalization

   The long-term debt to equity ratio at September 30, 1999 and December 31, 1998 was 1.9 to 1 and 1.7 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 1999 and December 31, 1998 was .7 to 1 and .6 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and nine months ended September 30, 1999 were $75,977,000 and $241,136,000, respectively, compared with $76,149,000 and
$229,890,000 for the quarter and nine months ended September 30, 1998, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 1999 were $50,532,000 and $156,534,000, respectively, which is a decrease of $449,000 or .9% and $3,785,000 or 2.4% from the quarter and nine months ended September 30, 1998, respectively. Net machine sales for the quarter and nine months ended September 30, 1999 were $25,445,000 and $84,602,000, respectively, which is an increase of 1.1% and 21.6% from the quarter and nine months ended September 30, 1998, respectively. The year-to-date increase was primarily in dragline volume and reflects the orders for three partial draglines in India in 1998 and one dragline in Australia in 1997.

   Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 1999 was $61,900,000 or 81.5% of net sales compared with $60,737,000 or 79.8% of net sales for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, cost of products sold was $195,822,000 or 81.2% of net sales compared with $190,856,000 or 83.0% of net sales for the nine months ended September 30, 1998. During the second quarter of 1998, the Company reduced cost of sales by $1,210,000 as a result of a change in the Company's short-term disability plan. Included in cost of products sold for the nine months ended September 30, 1998 were charges of $6,925,000 recorded in the first quarter of 1998 as a result of the fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of the acquisition of the Company by American Industrial Partners Acquisition Company ("AIPAC"). Excluding the effect of the inventory fair value adjustments, cost of products sold for the nine months ended September 30, 1998 as a percentage of net sales was 80.0%. Also included in cost of products sold for 1999 and 1998 was $3,596,000 and $3,246,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company by AIPAC.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended September 30, 1999 were $12,035,000 or 15.8% of net sales compared with $11,182,000 or 14.7% of net sales for the quarter ended September 30, 1998. The amounts for the nine months ended September 30, 1999 and 1998 were $36,283,000 or 15.0% of net sales and $34,830,000 or 15.2%
of net sales, respectively. Included in the amounts for the nine months ended September 30, 1999 was $508,000 of severance expense. The amounts for the nine months ended September 30, 1998 were reduced by $563,000 as a result of a change in the Company's short-term disability plan.

   Interest Expense

   Interest expense, including interest expense related to the Senior Notes, for the quarter and nine months ended September 30, 1999 was $4,903,000 and $14,387,000, respectively, compared with $4,819,000 and $14,023,000 for the quarter and nine months ended September 30, 1998, respectively.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For the nine months ended September 30, 1998, income tax expense is net of a $431,000 benefit related to foreign fair value adjustments to inventory charged to cost of product sold. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 1999 was $2,798,000 and $5,650,000, respectively, compared with a net loss of $868,000 and $10,230,000 for the quarter and nine months ended September 30, 1998, respectively. Included in net loss for the nine months ended September 30, 1998 was $6,267,000 (net of tax) of the inventory fair value adjustment which was charged to cost of products sold. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 1999 were $4,237,000 and $12,510,000, respectively, compared with $4,121,000 and
$11,949,000, respectively, for the quarter and nine months ended September 30, 1998.

   Backlog and New Orders

   The Company's consolidated backlog on September 30, 1999 was $219,802,000 compared with $262,457,000 at December 31, 1998 and $178,238,000 at
September 30, 1998. Machine backlog at September 30, 1999 was $69,866,000, which is a decrease of 38.6% from December 31, 1998 and an increase of 18.3% from September 30, 1998. During 1999, there has been a decrease in both electric mining shovel and dragline backlog. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion early in the year 2000. Included in backlog at September 30, 1999, December 31, 1998 and September 30, 1998 was $6,709,000, $27,273,000 and $40,923,000,
respectively, related to this machine. During the fourth quarter of 1998, the Company sold four electric mining shovels and three blasthole drills to a customer in Peru for a new copper mine in that country. Also, during the fourth quarter of 1998, the Company sold three partial draglines to a customer in India. Repair parts and service backlog at September 30, 1999 was $149,936,000, which is an increase of .8% from December 31, 1998 and an increase of 25.8% from September 30, 1998. The increase in repair parts and service backlog from September 30, 1998 was primarily due to a maintenance and repair contract sold in connection with the aforementioned machine sales to the customer in Peru in the fourth quarter of 1998 and a ten year shovel parts supply agreement to a customer in Western Canada in the third quarter of 1999.

   New orders for the quarter and nine months ended September 30, 1999 were $88,380,000 and $198,481,000, respectively, which is an increase of 55.2% and 3.3% from the quarter and nine months ended September 30, 1998, respectively. New machine orders for the quarter and nine months ended September 30, 1999 were $13,031,000 and $40,766,000, respectively, which is an increase of 184.1% and 29.5% from the quarter and nine months ended September 30, 1998, respectively. The increase in new machines for the quarter ended
September 30, 1999 was primarily in electric mining shovels while the increase for the nine months ended September 30, 1999 was primarily in blasthole drills. New repair parts and service orders for the quarter and nine months ended September 30, 1999 were $75,349,000 and $157,715,000, respectively, which is an increase of 43.9% and a decrease of 1.8% from the quarter and nine months ended September 30, 1998, respectively. The increase in new repair parts and service orders for the quarter ended September 30, 1999 was primarily due to a ten year shovel parts supply agreement with a customer in Western Canada.

   Both the new machine orders and the parts and service orders continue to be affected by the softness in coal prices in Australia and South Africa, the low worldwide price of copper and the lower demand for other minerals. Recently, copper prices have increased from approximately $.60 per pound to $.80 per pound. Also, there has been increased activity in the oil sands area of Western Canada where the Company recently acquired Bennett & Emmott (1986) Ltd. ("Bennett & Emmott").

The Bennett & Emmott Acquisition

      On April 30, 1999, the Company consummated the acquisition of Bennett
& Emmott, a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott services a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products.

   This acquisition continues to strengthen the Company's position in the oil sands area of Western Canada. The integration of Bennett & Emmott into the Company's operations continues as planned.

Year 2000 Issues

   The Company has assessed and continues to assess the impact of year 2000 issues on its operations. Disclosures relating to year 2000 issues are included in the Company's 1998 Annual Report on Form 10-K. On August 2, 1999, the Company's South Milwaukee operations began operating on its new computer system. While the primary purpose of this replacement was to improve the efficiency and effectiveness of the Company's existing computer system, year 2000 issues were also addressed as a part of the system replacement. The system replacement for other domestic subsidiary operations is expected to be completed by the end of 1999. Computer systems used by the Company's foreign operations have been reviewed and are year 2000 compliant or will receive minor upgrades to make them year 2000 compliant by the end of 1999. There have been no additional material developments relating to year 2000 issues during the nine months ended September 30, 1999.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at September 30, 1999 would not have a material effect on the Company's financial position, results of operations or cash flows.

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's overall foreign currency exchange rate exposure at September 30, 1999, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

Forward-Looking Statements

   This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.


                                  PART II
                             OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the third quarter of 1999.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 11, 1999          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 11, 1999          /s/Stephen R. Light
                                   Stephen R. Light
                                   President and CEO


                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

 2.3    Second Amended Joint Plan        Exhibit 2.1 to
        of Reorganization of B-E         Registrant's
        Holdings, Inc. and Bucyrus-      Current Report
        Erie Company under Chapter 11    on Form 8-K,
        of the Bankruptcy Code,          filed with the
        as modified December 1,          Commission and
        1994, including Exhibits.        dated December 1,
                                         1994.

 2.4    Order dated December 1,          Exhibit 2.2 to
        1994 of the U.S. Bankruptcy      Registrant's
        Court, Eastern District of       Current Report
        Wisconsin, confirming the        on Form 8-K
        Second Amended Joint Plan        filed with the
        of Reorganization of B-E         Commission and
        Holdings, Inc. and Bucyrus-      dated December 1,
        Erie Company under Chapter 11    1994.
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

        (c) Third amendment dated        Exhibit 10.1(c)
        April 20, 1999 to Credit         to Registrant's
        Agreement.                       Quarterly Report
                                         on Form 10-Q
                                         filed with the
                                         Commission on
                                         August 12, 1999.

        (d) Fourth amendment dated                              X
        September 30, 1999 to
        Credit Agreement.

10.2*   Separation Agreement             Exhibit 10.2
        between Registrant               to Registrant's
        and D. J. Smoke dated            Quarterly Report
        July 22, 1999.                   on Form 10-Q
                                         filed with the
                                         Commission on
                                         August 12, 1999.

27.1    Financial Data Schedule                                 X
        (Edgar filing only.)


__________________________
* A management contract or compensatory plan or arrangement.