Form 10-K
period 1999-12-31
BUCYRUS INTERNATIONAL INC
filed 2000-03-30
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1999

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

   As of March 24, 2000, 1,442,150 shares of common stock of the Registrant were outstanding. Of the total outstanding shares of common stock on March 24, 2000, 1,430,300 were held of record by American Industrial Partners Acquisition Company, LLC, which may be deemed an affiliate of Bucyrus International, Inc., and 5,550 shares were held by directors and officers of the Company. There is no established public trading market for such stock.

   Documents Incorporated by Reference:  None


                                   PART I

ITEM 1. BUSINESS

   Bucyrus International, Inc. (the "Company"), formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company is currently substantially wholly-owned by American Industrial Partners Acquisition Company, LLC ("AIPAC").

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blasthole drills, which are used by customers who mine coal, iron ore, copper, phosphate, bauxite and other minerals throughout the world.

   This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section, as well as in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

   Factors that could cause actual results to differ materially from those contemplated include:

        Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

        Factors affecting the Company's general business, such as: unforseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; leverage and debt service; our success in recruiting and retaining managers and key employees; and our wage stability and cooperative labor relations; plant capacity and utilization.

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

        Copper. In 1999, the copper industry saw a consolidation of large producers. To balance supply against demand, a number of the smaller North American high-cost producers closed their facilities as new mines in South America started producing copper at lower costs. The price of copper in 1999 dropped to an eleven-year low of $0.61 per pound in March and then increased to $0.80 by the end of the year as supply and demand became more closely balanced.

        Coal.   There are two types of coal, steam coal used to generate
   electricity and coking coal used in the process of producing steel. The largest producers are China, the United States, India, Australia, Russia and South America. In the United States, environmental legislation has caused the mining of coal to shift from east of the Mississippi River to the Powder River Basin in the west, where the sulfur content is much lower providing a cleaner burning coal. This has resulted in the closing of many mines and idling most of the equipment. Some draglines and electric mining shovels have been employed in the western mines. The growing demand for coal is in the developing countries with rapid growing populations.

        Iron Ore. Iron ore is the only source of primary iron and is mined in more than 50 countries. The five largest producers, accounting for 76% of world production, are China, Brazil, Australia, Russia and India.

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

        Mining shovels are characterized in terms of weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,300 tons and having dipper capacities from 12 to 85 cubic yards. Prices range from approximately $3,000,000 to approximately $10,000,000 per shovel.

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

   A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Mauritius, Peru and South Africa. The Company's two wholly-owned domestic subsidiaries, Minserco, Inc. ("Minserco") and Boonville Mining Services, Inc. ("BMSI"), provide repair and maintenance services throughout North America. Minserco, which maintains offices in Florida, Kentucky, Texas and Wyoming, provides comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections and machine moves. Minserco's services are provided almost exclusively to maintenance and repair of Bucyrus machines operating in North America. BMSI sells replacement parts and provides repair and rebuild services both for Company machines and other manufacturers' equipment.

   To comply with the increasing aftermarket demands of larger mining customers, the Company offers comprehensive Maintenance and Repair Contracts ("MARCs"). Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Chile, Argentina and Peru are the primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

The Bennett & Emmott Acquisition

   On April 30, 1999, the Company's wholly-owned subsidiary, Bucyrus Canada Limited, consummated the acquisition of certain assets of Bennett & Emmott
(1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott services a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products. This acquisition strengthens the Company's position in the oil sands area of Western Canada.

Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 1999, 1998 and 1997, one customer accounted for approximately 16%, 19% and 14%, respectively, of the Company's consolidated net sales.

Marketing, Distribution and Sales

   In the United States, new mining machinery is primarily sold directly by Company personnel, and to a lesser extent through a northern Minnesota distributor who supplies customers in the iron ore mining regions of the Upper Midwest. Outside of the United States, new equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Mauritius, Peru and South Africa. Aftermarket parts and services are primarily sold directly by Company personnel and through independent distributors, the Company's foreign subsidiaries and offices and the Company's two domestic subsidiaries, Minserco and BMSI. The Company believes that marketing through its own global network of subsidiaries and offices offers better customer service and support by providing customers with direct access to the Company's technological and engineering expertise.

   Typical payment terms for new equipment require a down payment, and invoicing is done on a percentage of completion basis such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 1999, price increases from inflation had a relatively minor impact on the Company's reported net sales; however, the strong United States dollar continues to negatively affect net sales reported by the Company's foreign subsidiaries.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located abroad. Over the past five years, over 75% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $250,735,000 in 1999, $223,203,000 in 1998 and $235,750,000 in 1997. Approximately $165,762,000 of
the Company's backlog of firm orders at December 31, 1999 represented orders for export sales compared with $235,529,000 at December 31, 1998 and $178,237,000 at December 31, 1997.

   The Company's largest foreign markets are in Australia, Canada, Chile, China, India, Peru and South Africa. The Company also employs direct marketing strategies in developing markets such as Indonesia, Jordan, Morocco and Russia. In recent years, Australia and South Africa have emerged as strong producers of metallurgical coal. Chile and Peru are producers of copper. The Company expects that India, Russia and China will become major coal producing regions in the future. In India, the world's second most populous country, the demand for coal as a major source of energy is expected to increase over the next several decades.

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

   Further segment and geographical information is included in ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Competition

   There are a limited number of manufacturers of new surface mining equipment. The Company is one of two manufacturers of electric mining shovels and draglines. The Company's only competitor in electric mining shovels and draglines is Harnischfeger Corporation, although electric mining shovels also compete against hydraulic shovels of which there are at least five other manufacturers. In rotary blasthole drills, the Company competes with at least three other manufacturers, including Harnischfeger Corporation. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

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

Backlog

   The backlog of firm orders was $187,278,000 at December 31, 1999 and $262,457,000 at December 31, 1998. Approximately 49% of the backlog at December 31, 1999 is not expected to be filled during 2000.

Inventories

   Inventories at December 31, 1999 were $125,132,000 compared with $113,226,000 at December 31, 1998. At December 31, 1999 and December 31, 1998, finished goods inventory (primarily replacement parts) totalling $94,469,000 and $78,852,000, respectively, were held to meet delivery requirements of customers. Effective in 1999, certain parts inventories previously classified as raw materials are now classified as finished products (primarily replacement parts). The December 31, 1998 finished goods inventory balance has been restated to reflect this reclassification.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,646,000 in 1999, $8,247,000 in 1998 and $7,384,000 in 1997. All
engineering and product development costs are charged to Engineering and Field Service Expense as incurred.

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

Employees

   At December 31, 1999, the Company employed approximately 1,800 persons.
The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the four-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2001 and August, 2002, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

ITEM 2. PROPERTIES

   The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin, and is owned by the Company. This plant comprises approximately 1,026,000 square feet of floor space. A portion of this facility houses the Company's corporate offices. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels and blasthole drills, are well-maintained, in good condition and in regular use.

   The Company leases a facility in Memphis, Tennessee, which has approximately 110,000 square feet of floor space and is used as a central parts warehouse. The current lease is for five years commencing in July 1996 and contains an option to renew for an additional five years.

   The Company also has administrative and sales offices and, in some instances, repair facilities and parts warehouses, at certain of its foreign locations, including Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa.

ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Joint Prosecution

   On September 25, 1997, the Company and Jackson National Life Insurance Company ("JNL") commenced an action against Milbank, Tweed, Hadley & McCloy ("Milbank") in the Milwaukee County Circuit Court (the "Milwaukee Action"). The Company sought damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL sought damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. On December 31, 1998, the Company and JNL settled the Milwaukee Action, which was thereafter dismissed by the agreement of the parties on February 24, 1999. The amounts received by the Company in connection with the settlement of the Milwaukee Action are included in Other Income in the Consolidated Statements of Operations for the year ended December 31, 1998.

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

   During 1999 and in early 2000, the eight pending premises liability asbestos cases in the state courts of Indiana and in federal court, and the one product liability asbestos case, reported in the Company's 1998 Annual Report on Form 10-K, were settled or dismissed. During 1999 and 2000 (to the date of this Report), the Company has been named as a co-defendant in 152 personal injury liability asbestos cases which are pending in state court in New York County, New York. In all these cases, insurance carriers have accepted the defense of such cases. These cases are in preliminary stages and while the Company does not believe that costs associated with these matters will be material, it cannot guarantee that this will be the case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Substantially all of the Company's common stock is held by AIPAC and there is no established public trading market therefor. The Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future.

   In 1999, the Company sold 1,550 shares of its common stock to certain of its executive officers at a price of $100 per share. Exemption from registration of the shares sold under the Securities Act of 1933 (the "Securities Act") is claimed under Section 4(2) of the Securities Act because the offer and sale thereof was restricted to a limited number of individuals, all of whom were members of management of the Company, without any advertising or other selling efforts commonly associated with a "public offering".



ITEM 6.  SELECTED FINANCIAL DATA
                                                                                Predecessor
                                                     September 24-     January 1-          Years Ended
                          Years Ended December 31,   December 31,     September 23,        December 31,
                           1999(a)        1998(a)       1997(a)           1997           1996        1995
                                          (Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements
 of Operations Data:
  Net sales               $318,635       $315,838       $ 95,212         $211,465      $263,786    $231,921
  Net earnings (loss)     $(22,575)      $ (8,264)      $ (7,158)        $ (4,874)     $  2,878    $(18,772)
  Net earnings (loss)
   per share of
   common stock (b):
    Basic                 $ (15.65)      $  (5.75)      $  (5.00)        $   (.48)     $    .28    $  (1.84)
    Diluted               $ (15.65)      $  (5.75)      $  (5.00)        $   (.47)     $    .28    $  (1.84)
  Adjusted
   EBITDA (c)             $ 20,742       $ 35,967       $  9,936         $ 18,704      $ 19,247    $  8,256
  Cash dividends per
   common share           $      -       $      -       $      -         $      -      $      -    $      -

Consolidated Balance
 Sheets Data:
  Total assets            $416,987       $417,195       $406,107              N/A      $172,895    $174,038
  Long-term debt          $214,009       $202,308       $174,612              N/A      $ 66,627    $ 58,021

(a)   As a result of purchase accounting due to the acquisition of the Company by AIPAC on September 24, 1997, the
      financial statements of the Company subsequent to this date are not comparable to the financial statements of the Predecessor.
(b)   Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect a stock split on March 17, 1998.  See Note G to the Consolidated Financial
      Statements for further discussion of this change in the Company's capital structure.
(c)   Earnings before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain)
      loss on sale of fixed assets, loss on fixed asset impairment, nonrecurring items, restructuring expenses, reorganization items and inventory fair value adjustment charged to cost of products sold.



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

   On April 30, 1999, the Company's wholly-owned subsidiary, Bucyrus Canada Limited, consummated the acquisition of certain assets of Bennett & Emmott. The cash purchase price for Bennett & Emmott was $7,050,000, including acquisition expenses. Bucyrus Canada Limited financed the Bennett and Emmott acquisition and related expenses primarily by utilizing a new credit facility with The Bank of Nova Scotia.

   In connection with these acquisitions, the assets and liabilities of the acquired companies were adjusted to their estimated fair values. Also, upon emergence from bankruptcy in 1994, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 1999, 1998 and 1997 were as follows:

                                1999         1998         1997
                                     (Dollars in Thousands)

Working capital               $122,194     $129,568     $120,883
Current ratio                 2.6 to 1     3.1 to 1     2.9 to 1


   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain) loss on sale of fixed assets, loss on fixed asset impairment, nonrecurring items and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum EBITDA levels as defined under its bank credit agreement (see below). EBITDA as defined under the bank credit agreement does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Earnings (Loss) Before Income Taxes to Adjusted EBITDA:

                                                              Predecessor
                                             September 24-     January 1-
                 Years Ended December 31,    December 31,     September 23,
                     1999        1998            1997           1997
                               (Dollars in Thousands)
Earnings (loss)
 before income
 taxes             $(20,196)   $ (5,861)       $ (7,441)      $ (2,233)
Nonrecurring
 items (1)                -           -               -         10,051
Depreciation         11,200      10,331           2,678          3,125
Amortization          5,648       5,701           1,435            770
Non-cash stock
 compensation             -           -               -            677
(Gain) loss on
 sale of fixed
 assets and loss
 on fixed asset
 impairment(2)        4,392          11              (3)          (275)
Inventory fair
 value adjustment
 charged to cost
 of products
 sold                     -       6,925           8,350            283
Interest expense     19,698      18,860           4,917          6,306
                   ________     ________        ________       ________

Adjusted EBITDA    $ 20,742     $ 35,967        $  9,936       $ 18,704


   (1) Nonrecurring items consist of $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of loan fees incurred in connection with the Bridge Loan that was utilized to purchase Marion. The loan fees were expensed when the Bridge Loan was repaid.

   (2) Includes a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.

   The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The credit agreement, as amended, expires on July 3, 2001. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1999 and 1998 were $59,350,000 and $49,950,000, respectively, at a weighted average interest rate of 8.9% and 8.0%, respectively. The increase in direct borrowings from December 31, 1998 was primarily due to increased working capital requirements. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1999 and 1998, there were $5,295,000 and $8,712,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by certain of the Company's domestic subsidiaries (the "Guarantors") who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1999 was $7,422,000, which is net of $7,313,000 that was used for the March 15, 2000 interest payment on the Senior Notes.

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

   The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. In addition, the Senior Notes Indenture defines "EBITDA" differently than "EBITDA" under the Revolving Credit Facility. At
December 31, 1999, the Company was in compliance with these covenants.

   A failure to comply with the obligations contained in the Revolving
Credit Facility or the Senior Notes Indenture could result in an Event of Default (as defined) under the Revolving Credit Facility or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. At December 31, 1999, the Company was in violation of certain financial covenants under the Revolving Credit Facility. On March 14, 2000, the Revolving Credit Facility was amended to, among other items, waive these covenant violations. The amendment also granted the Company a period of time during 2000 whereby the Company will not be subject to certain of the financial covenants contained in the Revolving Credit Facility. Subsequent to this period of time, the Company will be subject to revised financial covenants under the Revolving Credit Facility, which management believes are achievable. As a result, borrowings continue to be presented as long-term.

   In 1999, Bucyrus Canada Limited entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility expires on December 31, 2000 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At December 31, 1999, Bucyrus Canada Limited was in compliance with these covenants.

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

   Capital Resources

   At December 31, 1999, the Company had approximately $1,190,000 of open capital appropriations. The Company's capital expenditures for the year ended December 31, 1999 were $6,792,000 compared with $12,803,000 for the year ended December 31, 1998. In the near term, the Company currently anticipates spending closer to the 1999 level or lower.

Capitalization

   The long-term debt to equity ratio at December 31, 1999 and 1998 was
2.3 to 1 and 1.7 to 1, respectively. The long-term debt to total capitalization ratio at December 31, 1999 and 1998 was .7 to 1 and .6 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   The amounts presented below for 1997 include combined amounts for the period September 24 to December 31, 1997 and for the Predecessor period January 1 to September 23, 1997.

   Net Sales

   Net sales for 1999 were $318,635,000 compared with $315,838,000 for 1998.
Net sales of repair parts and services for 1999 were $204,428,000, which was a decrease of 2.0% from 1998. Net machine sales for 1999 were $114,207,000, which was an increase of 6.5% from 1998. The 1999 increase was due to dragline volume and reflects the net sales on orders received for three partial draglines in India in 1998 and one dragline in Australia in 1997.

   Net sales for 1998 were $315,838,000 compared with $306,677,000 for 1997.
Net sales of repair parts and services for 1998 were $208,570,000 which was an increase of 5.2% from 1997. This increase was primarily due to the Marion
Acquisition.   Machine sales for 1998 were $107,268,000, which was a decrease of 1.1% from 1997. Net sales of electric mining shovels decreased 15.6%, while net sales of blasthole drills decreased by 38.2%. These decreases were offset by increased dragline sales.

   Other Income

   Other income for 1998 includes an amount related to a favorable legal settlement.

   Cost of Products Sold

   Cost of products sold for 1999 was $267,323,000 or 83.9% of net sales compared with $263,211,000 or 83.3% of net sales for 1998 and $256,744,000 or
83.7% of net sales for 1997. The increase in the cost of products sold percentage for 1999 was primarily due to unfavorable manufacturing variances resulting from lower manufacturing activity associated with lower bookings and due to the mix of the aftermarket items shipped. In 1998, the Company reduced cost of sales by $1,210,000 as a result of a change in the Company's short-term disability plan. Included in cost of products sold for 1998 and 1997 were charges of $6,925,000 and $8,633,000, respectively, as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of the acquisition of the Company by AIPAC. Excluding the effects of the inventory fair value adjustment, cost of products sold as a percentage of net sales for 1998 and 1997 was 81.1% and 80.9%, respectively. Also included in cost of products sold for 1999, 1998 and 1997 was $4,856,000, $4,450,000 and
$1,266,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for 1999 were $53,631,000 or 16.8% of net sales compared with $46,332,000 or 14.7% of net sales in 1998 and $39,968,000 or 13.0% of net sales in 1997. Included in the 1999 amount was a fixed asset impairment charge of $4,372,000 recorded in the fourth quarter. The impairment relates primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined.
The charge represents the difference between book value and estimated fair value based on expected proceeds. Subsequent to year-end, the Company decided to close its manufacturing facility in Boonville, Indiana by the end of the second quarter of 2000. Also included in the 1999 amount was $1,212,000 of severance expense. The 1998 amount was reduced by $563,000 as a result of a change in the Company's short-term disability plan.

   Interest Expense

   Interest expense for 1999 was $19,698,000 compared with $18,860,000 for 1998 and $11,223,000 for 1997. Included in interest expense for 1999, 1998 and 1997 was $14,625,000, $14,544,000 and $4,022,000, respectively, related to the Senior Notes that were issued at the time the Company was acquired by AIPAC. Also included in interest for 1999 was $400,000 of interest expense related to debt incurred for the acquisition and operation of Bennett & Emmott. Included in interest expense for 1997 was $5,064,000 related to the Secured Notes. The Company purchased and cancelled the previously outstanding Secured Notes on September 24, 1997.

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

   Net Earnings (Loss)

   The net loss for 1999 was $22,575,000 compared with net losses of $8,264,000 for 1998 and $12,032,000 for 1997. Included in the net loss for 1998 and 1997 was $6,267,000 and $7,864,000, respectively, (net of income taxes) of the inventory fair value adjustment related to purchase accounting. Non-cash depreciation and amortization charges were $16,848,000 in 1999 compared with $16,032,000 in 1998 and $8,008,000 in 1997. Also included in the net loss for 1997 was $6,690,000 of expense to cash out the outstanding stock options and stock appreciation rights in connection with the acquisition of the Company by AIPAC and $3,361,000 of Bridge Loan fees which were expensed when the Bridge Loan was repaid.

   Backlog and New Orders

   The Company's consolidated backlog at December 31, 1999 was $187,278,000 compared with $262,457,000 at December 31, 1998 and $216,021,000 at
December 31, 1997. Machine backlog at December 31, 1999 was $40,997,000, which is a decrease of 63.9% from December 31, 1998. During 1999, there was a decrease in both electric mining shovel and dragline backlog. During the second quarter of 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which is scheduled for completion early in the year 2000. Included in backlog at December 31, 1999 and 1998 was $2,376,000 and $27,273,000, respectively, related to this machine. During the fourth quarter of 1998, the Company sold four electric mining shovels and three blasthole drills to a customer in Peru for a new copper mine in that country. Also, during the fourth quarter of 1998, the Company sold three partial draglines to a customer in India. Repair parts and service backlog at December 31, 1999 was $146,281,000, which is a decrease of 1.7% from December 31, 1998.

   New orders for 1999 were $243,456,000, which was a decrease of 32.8% from 1998. New machine orders for 1999 were $41,502,000, which was a decrease of 66.5% from 1998. Included in 1998 machine orders was the aforementioned order for four electric mining shovels and three blasthole drills to a customer in Peru. New repair parts and service orders for 1999 were $201,954,000, which
was a decrease of 15.3% from 1998.    Both the new machine orders and the parts
and service orders continue to be affected by the softness in coal prices in Australia and South Africa, the low worldwide price of copper and the lower demand for other minerals. Recently, copper prices have increased from approximately $.60 per pound to $.80 per pound. Also, there has been increased activity in the oil sands area of Western Canada where the Company recently acquired Bennett & Emmott. In 1999, the Company received an order in the form of a ten year shovel parts supply agreement with a customer in Western Canada.

Year 2000

   The Company did not experience any significant malfunctions or errors in the information or non-information technology systems when the date changed from 1999 to 2000 ("Y2K"), and has not experienced any significant problems with suppliers' or customers' ability to function as a result of the date change. Because it is possible that the full impact of the date change has not been fully recognized, the Company will continue to monitor the Y2K situation. The Company believes, however, that any potential problems are likely to be minor, short-term and correctable.

   From the beginning of fiscal 1998 through fiscal 1999, the Company incurred approximately $4,800,000 in capital costs and approximately $700,000 in expenses for Y2K readiness matters. The primary components of these costs were external consulting and hardware and software upgrades as well as internal costs, primarily payroll costs of Company employees.

Subsequent Event

   Due to a reduction in new orders, the Company has reduced a portion of its manufacturing production workforce through a layoff and has also reduced the number of its salaried employees. These activities will result in a restructuring charge of approximately $2,600,000 in the first quarter of 2000. Such amount primarily relates to severance payments and related matters.

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

   At December 31, 1999, a sensitivity analysis was performed for the debt obligations that have interest rate risk. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 1999 would not have a material effect on the Company's financial position, results of operations or cash flows.


   Foreign Currency

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   Based on the Company's overall foreign currency exchange rate exposure at December 31, 1999, a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                                                                                             Predecessor
                                                                             September 24-   January 1-
                                               Years Ended December 31,      December 31,   September 23,
                                                1999              1998           1997           1997
REVENUES:
 Net sales                                    $318,635          $315,838       $ 95,212       $211,465
 Other income                                    1,821             6,704            346          1,289
                                              ________          ________       ________       ________

                                               320,456           322,542         95,558        212,754
                                              ________          ________       ________       ________
COSTS AND EXPENSES:
 Cost of products sold                         267,323           263,211         85,229        171,515
 Engineering and field service, selling,
  administrative and miscellaneous expenses     53,631            46,332         12,853         27,115
 Interest expense                               19,698            18,860          4,917          6,306
 Nonrecurring items                                  -                 -              -         10,051
                                              ________          ________       ________       ________

                                               340,652           328,403        102,999        214,987
                                              ________          ________       ________       ________

Loss before income taxes                       (20,196)           (5,861)        (7,441)        (2,233)

Income taxes                                     2,379             2,403           (283)         2,641
                                              ________          ________       ________       ________

Net loss                                      $(22,575)         $ (8,264)      $ (7,158)      $ (4,874)


Net loss per share of common stock:

  Basic                                        $(15.65)           $(5.75)        $(5.00)        $ (.48)


  Diluted                                      $(15.65)           $(5.75)        $(5.00)        $ (.47)



                              See notes to consolidated financial statements.


                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               Bucyrus International, Inc. and Subsidiaries
                                          (Dollars in Thousands)
                                                                                             Predecessor
                                                                             September 24-   January 1-
                                               Years Ended December 31,      December 31,   September 23,
                                                1999              1998           1997           1997

Net loss                                      $(22,575)         $ (8,264)      $ (7,158)      $ (4,874)

Other comprehensive income (loss) -
 foreign currency translation adjustments       (3,223)           (4,756)        (3,619)        (1,439)
                                              ________          ________       ________       ________

Comprehensive loss                            $(25,798)         $(13,020)      $(10,777)      $ (6,313)


                              See notes to consolidated financial statements.

                                        CONSOLIDATED BALANCE SHEETS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                               December 31,                                             December 31,
                            1999       1998                                          1999       1998
                                                                                    <Cl
                                                       LIABILITIES AND COMMON
ASSETS                                                 SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                        CURRENT LIABILITIES:
 Cash and cash equivalents   $  8,369   $  8,821        Accounts payable and
 Receivables                   61,023     61,727         accrued expenses           $ 64,640   $ 54,950
 Inventories                  125,132    113,226        Liabilities to customers on
 Prepaid expenses and                                    uncompleted contracts and
  other current assets          5,502      6,381         warranties                    4,876      3,168
                                                        Income taxes                     353        950
                                                        Short-term obligations           445        513
                                                        Current maturities of long-
                                                         term debt                     7,518      1,006
                             ________   ________                                    ________   ________

    Total Current Assets      200,026    190,155          Total Current Liabilities   77,832     60,587

OTHER ASSETS:                                          LONG-TERM LIABILITIES:
 Restricted funds on                                    Liabilities to customers
  deposit                          89        476         on uncompleted contracts
 Goodwill                      69,335     71,835         and warranties                4,367      5,414
 Intangible assets - net       40,357     42,573        Postretirement benefits       13,984     14,188
 Other assets                  11,375     11,526        Deferred expenses
                             ________   ________         and other                    12,645     14,585
                                                                                    ________   ________
                              121,156    126,410
                                                                                      30,996     34,187
PROPERTY, PLANT AND EQUIPMENT:                         LONG-TERM DEBT, less
 Land                           3,287      2,933        current maturities           214,009    202,308
 Buildings and improvements    12,531     10,546
 Machinery and equipment       99,558     97,481       COMMON SHAREHOLDERS'
 Less accumulated                                       INVESTMENT:
  depreciation                (19,571)   (10,330)        Common stock - par value
                             ________   ________          $.01 per share,
                                                          authorized 1,700,000
                               95,805    100,630          shares, issued 1,444,650
                                                          and 1,443,100 shares at
                                                          December 31, 1999 and
                                                          1998, respectively              14         14
                                                         Additional paid-in
                                                          capital                    144,451    144,296
                                                         Treasury stock - 2,500
                                                          shares, at cost               (196)         -
                                                         Notes receivable from
                                                          shareholders                  (524)      (400)
                                                         Accumulated deficit         (37,997)   (15,422)
                                                         Accumulated other
                                                          comprehensive
                                                          income (loss)              (11,598)    (8,375)
                                                                                    ________   ________

                                                                                      94,150    120,113
                             ________   ________                                    ________   ________

                             $416,987   $417,195                                    $416,987   $417,195


                                  See notes to consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT
                                Bucyrus International, Inc. and Subsidiaries
                                           (Dollars in Thousands)
                                                                                 Notes                      Accumulated
                                          Additional             Unearned     Receivable                       Other
                               Common      Paid-In    Treasury     Stock         From       Accumulated    Comprehensive
                               Stock       Capital     Stock    Compensation  Shareholders    Deficit      Income (Loss)

Balance at January 1, 1997     $  105      $ 57,739   $      -    $ (2,815)     $      -      $(16,446)      $ (1,122)

 Amortization of unearned
  stock compensation                -             -          -         677             -             -              -
 Net loss                           -             -          -           -             -        (4,874)             -
 Translation adjustments            -             -          -           -             -             -         (1,439)
                               ______      ________   ________    ________      ________      ________       ________

Balance at September 23, 1997     105        57,739          -      (2,138)            -       (21,320)        (2,561)

 Merger with Bucyrus
  Acquisition Corp.              (105)      (57,739)         -       2,138             -        21,320          2,561
 Capital contribution               -       143,030          -           -             -             -              -
 Net loss                           -             -          -           -             -        (7,158)             -
 Translation adjustments            -             -          -           -             -             -         (3,619)
                               ______      ________   ________    ________      ________      ________       ________

Balance at December 31, 1997        -       143,030          -           -             -        (7,158)        (3,619)

Stock split                        14           (14)         -           -             -             -              -
Issuance of common stock
 (12,800 shares)                    -         1,280          -           -          (400)            -              -
Net loss                            -             -          -           -             -        (8,264)             -
Translation adjustments             -             -          -           -             -             -         (4,756)
                               ______      ________   ________    ________      ________      ________       ________

Balance at December 31, 1998       14       144,296          -           -          (400)      (15,422)        (8,375)

 Issuance of common
  stock (1,550 shares)              -           155          -           -          (124)            -              -
 Purchase of treasury
  stock (2,500 shares)              -             -       (196)          -             -             -              -
 Net loss                           -             -          -           -             -       (22,575)             -
 Translation adjustments            -             -          -           -             -             -         (3,223)
                               ______      ________   ________    ________      ________      ________       ________

Balance at December 31, 1999   $   14      $144,451   $   (196)   $      -      $   (524)     $(37,997)      $(11,598)

                              See notes to consolidated financial statements.


                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Bucyrus International, Inc. and Subsidiaries
                                           (Dollars in Thousands)
                                                                                       Predecessor
                                                                        September 24-   January 1-
                                              Years Ended December 31,  December 31,   September 23,
                                              1999           1998           1997           1997
Cash Flows From Operating Activities
Net loss                                    $(22,575)      $ (8,264)      $ (7,158)      $ (4,874)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Depreciation                                11,200         10,331          2,678          3,125
  Amortization                                 5,648          5,701          1,435            770
  Non-cash stock compensation expense              -              -              -            677
  Nonrecurring items                               -              -              -         10,051
  (Gain) loss on sale of property, plant
   and equipment                                  20             11             (3)          (275)
  Loss on fixed asset impairment               4,372              -              -              -
  Changes in assets and liabilities, net of
   effects of acquisitions:
    Receivables                                  134        (13,597)        10,725        (19,534)
    Inventories                              (11,539)        (2,824)        12,891        (11,100)
    Other current assets                         551         (1,167)         3,432         (1,434)
    Other assets                                (817)        (1,771)          (405)          (385)
    Current liabilities other than income
     taxes, short-term obligations and
     current maturities of long-term debt     11,801         (7,525)        (6,237)        17,210
    Income taxes                                 213         (1,280)        (1,097)         1,181
    Long-term liabilities other than
     deferred income taxes                    (3,762)        (3,761)          (456)        (2,012)
                                            ________       ________       ________       ________

Net cash provided by (used in)
 operating activities                         (4,754)       (24,146)        15,805         (6,600)
                                            ________       ________       ________       ________

Cash Flows From Investing Activities
Payment to cash out stock options and
 stock appreciation rights                         -              -         (6,944)             -
Decrease in restricted funds on deposit          387            580             23              -
Purchases of property, plant and equipment    (6,792)       (12,803)        (2,859)        (4,331)
Proceeds from sale of property, plant
 and equipment                                   215          1,428            510          1,227
Acquisition of Bucyrus International, Inc.         -              -       (189,622)             -
Purchase of Von's Welding, Inc.,
 net of cash acquired                              -              -              -           (841)
Purchase of surface mining equipment
 business of Global Industrial
 Technologies, Inc.                                -              -              -        (36,720)
Receivable from Global Industrial
 Technologies, Inc.                                -              -          5,275         (5,275)
Purchase of Bennett & Emmott (1986) Ltd.      (7,050)             -              -              -
                                            ________       ________       ________       ________

Net cash used in investing activities        (13,240)       (10,795)      (193,617)       (45,940)
                                            ________       ________       ________       ________
Cash Flows From Financing Activities
Proceeds from issuance of project
 financing obligations                             -              -              -          5,672
Reduction of project financing obligations         -              -         (8,102)             -
Net increase (decrease) in other bank
 borrowings                                      (69)           (70)        20,837            500
Payment of acquisition and refinancing expenses    -           (293)       (13,426)        (1,476)
Payment of bridge loan fees                        -              -              -         (3,361)
(Payment of) proceeds from bridge loan             -              -        (45,000)        45,000
Capital contribution                               -              -        143,030              -
Proceeds from issuance of long-term debt      19,386         28,785        150,000          1,706
Payment of long-term debt                     (1,172)          (350)       (65,785)             -
Proceeds from issuance of common stock            31            880              -              -
Purchase of treasury stock                      (196)             -              -              -
                                            ________       ________       ________       ________

Net cash provided by financing activities     17,980         28,952        181,554         48,041
                                            ________       ________       ________       ________

Effect of exchange rate changes on cash         (438)          (261)          (352)           417
                                            ________       ________       ________       ________
Net increase (decrease) in cash
 and cash equivalents                           (452)        (6,250)         3,390         (4,082)

Cash and cash equivalents at
 beginning of period                           8,821         15,071         11,681         15,763
                                            ________       ________       ________       ________

Cash and cash equivalents at end of period  $  8,369       $  8,821       $ 15,071       $ 11,681


Supplemental Disclosures of
Cash Flow Information
Cash paid during the period for:
 Interest                                   $ 19,727       $ 18,080       $    662       $  4,046
 Income taxes - net of refunds                 2,624          3,569            587          1,218


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

         Basis of Presentation

         The consolidated financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 and the period September 24, 1997 to December 31, 1997 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred in connection with the acquisition of the Company by American Industrial Partners Acquisition Company, LLC ("AIPAC") on September 24, 1997 (see Note B). The Predecessor consolidated financial statements for the period prior to September 24, 1997 were prepared using the Company's previous basis of accounting which was based on the principles of fresh start reporting adopted in 1994 upon emergence from bankruptcy. Accordingly, the consolidated financial statements of the Company are not comparable to the Predecessor consolidated financial statements.

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

         Goodwill and Intangible Assets

         Goodwill represents the excess of the purchase price paid by AIPAC for the outstanding shares of common stock of the Company over the fair value of the net assets of the Company on the date of acquisition and is being amortized on a straight-line basis over 30 years. Accumulated amortization was $5,674,000 and $3,174,000 at December 31, 1999 and 1998, respectively.

         Intangible assets were recorded at estimated fair value in connection with the acquisition of the Company by AIPAC and consist of engineering drawings, bill-of-material listings, software, trademarks and tradenames which are being amortized on a straight-line basis over 10 to 30 years. Accumulated amortization was $5,067,000 and $2,852,000 at December 31, 1999 and 1998, respectively.

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

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of property, plant and equipment may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and has recorded an impairment of fixed asset charge of $4,372,000 in the fourth quarter of 1999. The impairment relates primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined. The charge represents the difference between book value and estimated fair value based on expected proceeds. Subsequent to year-end, the Company decided to close its manufacturing facility in Boonville, Indiana by the end of the second quarter of 2000.

         Foreign Currency Translation

         The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year.
         Adjustments resulting from this translation are deferred and reflected as a separate component of Common Shareholders' Investment.

         Revenue Recognition

         Revenue from long-term sales contracts is recognized using the percentage-of-completion method. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales is recognized as products are shipped or services are rendered. Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $1,789,000 and $92,000 at December 31, 1999 and 1998, respectively.

         Accounting Pronouncements

         During 1998, the Company adopted Statement of Position ("SOP")
         No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's accounting for the costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, the adoption of this statement did not have a material effect on the Company's financial position or results of operations.

         In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 133"). SFAS 133 is now effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company may implement SFAS 133 as of the beginning of any fiscal quarter. SFAS 133 cannot be applied retroactively. Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 will not have a material effect on its financial position or results of operations.

NOTE B - ACQUISITIONS

         Acquisition by American Industrial Partners

         On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with AIPAC, which is wholly-owned by American Industrial Partners Capital Fund II, L.P. ("AIP"), and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of AIPAC. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger and is currently substantially wholly-owned by AIPAC. The purchase of all of the Company's outstanding shares of common stock by AIPAC resulted in a change in control of voting interest.

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

         The acquisition of the Company by AIPAC was accounted for as a purchase and, accordingly, the assets acquired and liabilities assumed were adjusted to their estimated fair values. The final allocation of the purchase price was as follows:

                                                  (Dollars in Thousands)

            Working capital                             $ 127,232
            Property, plant and equipment                 100,855
            Intangible assets (including
              goodwill of $75,009)                        120,397
            Other long-term assets and liabilities       (205,454)
                                                        _________

            Total cash purchase price                   $ 143,030


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

                                         Years Ended December 31,
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

         Bennett & Emmott Acquisition

         On April 30, 1999, the Company's wholly-owned subsidiary, Bucyrus Canada Limited, consummated the acquisition of certain assets of Bennett & Emmott (1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian Company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. The cash purchase price for Bennett & Emmott was $7,050,000, including acquisition expenses. The net assets acquired and results of operations since the date of acquisition are included in the Company's consolidated financial statements.

         Bucyrus Canada Limited financed the Bennett & Emmott acquisition and related expenses primarily by utilizing a new credit facility with The Bank of Nova Scotia (see Note F). The acquisition was accounted for as a purchase and, accordingly, the assets acquired were recorded at their estimated fair values. The allocation of the purchase price was as follows:

                                             (Dollars in Thousands)

              Inventory                             $  2,001
              Property, plant and equipment            5,032
              Other                                       17
                                                    ________

              Total cash purchase price             $  7,050


NOTE C - RECEIVABLES

         Receivables at December 31, 1999 and 1998 include $14,936,000 and $12,470,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

         Current receivables are reduced by an allowance for losses of $1,090,000 and $918,000 at December 31, 1999 and 1998, respectively.

NOTE D - INVENTORIES

         Inventories consist of the following:

                                           1999              1998
                                           (Dollars in Thousands)

         Raw materials and parts         $ 13,470          $  9,443
         Costs relating to
          uncompleted contracts             1,000             4,503
         Customers' advances offset
          against costs incurred on
          uncompleted contracts                 -            (2,296)
         Work in process                   16,193            22,724
         Finished products (primarily
          replacement parts)               94,469            78,852
                                         ________          ________

                                         $125,132          $113,226


         Effective August 1, 1999, certain parts inventories previously classified as raw materials and parts are now classified as finished products (primarily replacement parts). Reclassifications have been made to the December 31, 1998 inventory balances to present them on a basis consistent with the current year.

         Included in cost of products sold for 1998 and 1997 were charges of $6,925,000 and $8,633,000, respectively, as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of the acquisition of the Company by AIPAC.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                           1999              1998
                                            (Dollars in Thousands)

         Trade accounts payable          $ 36,374          $ 28,407
         Wages and salaries                 5,873             5,970
         Interest                           5,062             4,965
         Other                             17,331            15,608
                                         ________          ________

                                         $ 64,640          $ 54,950


NOTE F - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt consists of the following:

                                           1999              1998
                                            (Dollars in Thousands)

         9-3/4% Senior Notes due 2007    $150,000          $150,000
         Revolving credit facility         59,350            49,950
         Revolving term loan at
          Bucyrus Canada Limited            6,150                 -
         Non-revolving term loan at
          Bucyrus Canada Limited            3,296                 -
         Construction Loans at
          Bucyrus International
           (Chile) Limitada                 1,562             2,400
         Other                              1,169               964
                                         ________          ________

                                          221,527           203,314
         Less current maturities of
          long-term debt                   (7,518)           (1,006)
                                         ________          ________

                                         $214,009          $202,308


         The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, certain of its domestic subsidiaries (the "Guarantors"), and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to: (i) incur additional indebtedness;
         (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) sell certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; and (viii) enter into certain mergers and consolidations. Such covenants are subject to important qualifications and limitations. At December 31, 1999, the Company was in compliance with these covenants.

         The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The credit agreement, as amended, expires on July 3, 2001. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 1999 and 1998 were $59,350,000 and $49,950,000, respectively, at a weighted average interest rate of 8.9% and 8.0%, respectively. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 1999 and 1998, there were $5,295,000 and $8,712,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility contains covenants which, among other things, require the Company to maintain certain financial ratios and a minimum net worth. At December 31, 1999, the Company was in violation of certain financial covenants under the Revolving Credit Facility. On March 14, 2000, the Revolving Credit Facility was amended to, among other items, waive these covenant violations. The amendment also granted the Company a period of time during 2000 whereby the Company will not be subject to certain of the financial covenants contained in the Revolving Credit Facility. Subsequent to this period of time, the Company will be subject to revised financial covenants under the Revolving Credit Facility, which management believes are achievable. As a result, borrowings continue to be presented as long-term. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries. The average borrowing under the Revolving Credit Facility during 1999 was $52,407,000 at a weighted average rate of 8.3%, and the maximum borrowing outstanding was $65,350,000. The average borrowing under the Revolving Credit Facility during 1998 was $43,454,000 at a weighted average interest rate of 8.6%, and the maximum borrowing outstanding was $57,075,000. The average borrowing under the Revolving Credit Facility during the period September 24, 1997 to December 31, 1997 was $28,512,000 at a weighted average interest rate of 8.7%, and the maximum borrowing outstanding during this period was $36,350,000. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 1999 was $7,422,000, which is net of $7,313,000 that is to be used for the March 15, 2000 interest payment on the Senior Notes.

         In 1999, Bucyrus Canada Limited entered into a credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility expires on December 31, 2000 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At December 31, 1999, Bucyrus Canada Limited was in compliance with these covenants.

         Maturities of long-term debt are the following for each of the next five years:

                                       (Dollars in Thousands)

                      2000                    $  7,518
                      2001                      60,568
                      2002                         886
                      2003                         478
                      2004                       2,077

         At December 31, 1999, the Senior Notes were bid at 72%. Based on this information, management believes the fair value of the Senior Notes is approximately $108,000,000.

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

         The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1998 Option Plan:

                                              Options    Available For
                                            Outstanding  Future Grants

         At plan inception                          -       150,400
         Increase in shares available
          for future grants                         -        49,600
         Granted on March 17, 1998
          ($100 per share)                    115,850      (115,850)
         Granted on July 31, 1998
          ($100 per share)                      3,350        (3,350)
         Granted on December 21, 1998
          ($100 per share)                     59,767       (59,767)
         Options forfeited
          ($100 per share)                     (2,900)        2,900
                                             ________      ________

         Balances at December 31, 1998        176,067        23,933

         Granted on June 23, 1999
          ($100 per share)                      3,750        (3,750)
         Granted on September 1, 1999
          ($100 per share)                      4,927        (4,927)
         Options forfeited
          ($100 per share)                   (106,444)      106,444
                                             ________      ________

         Balances at December 31, 1999         78,300       121,700


         At December 31, 1999, none of the options outstanding were vested. The options had a weighted average remaining contractual life of
         8.2 years.

         In 1995, the Company's Board of Directors adopted the Directors' Stock Option Plan. As discussed in Note B, options granted under the Directors' Stock Option Plan were cancelled upon the acquisition of the Company by AIPAC. The Directors' Stock Option Plan provided for the automatic grant of non-qualified stock options to non-employee members of the Board of Directors for up to 60,000 shares of the Company's common stock at an exercise price based on the last sale price of the common stock on the date of grant. The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the Directors' Stock Option Plan:
                                              Options     Available For
                                            Outstanding   Future Grants
         Balances at January 1, 1997
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

         The following table sets forth the activity and outstanding balances of grants under the 1996 Employees' Plan:

                                                         Available For
                                              Granted    Future Grants

         Balances at January 1, 1997          580,000       420,000
         Non-qualified stock options
          granted on February 5, 1997
          ($7.50 per share)                   323,000      (323,000)
         Options forfeited ($7.50
          per share)                          (11,000)       11,000
         Non-qualified stock options and
          stock appreciation rights
          cashed out pursuant to the
          acquisition of the Company
          by AIPAC                           (592,000)            -
         Lapse of restrictions on
          restricted stock                    (33,333)            -
         Restricted stock purchased
          pursuant to the acquisition
          of the Company by AIPAC            (266,667)            -
         Cancelled pursuant to the
          acquisition of the Company
          by AIPAC                                  -      (108,000)
                                              _______      ________

         Balances at December 31, 1997              -             -


         Certain grants under the 1996 Employees' Plan resulted in additional compensation expense to the Company. Stock compensation expense recognized for the year ended December 31, 1997 was $677,000.

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

                                                               Predecessor
                                              September 24-     January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                                 (Dollars in Thousands,
                                Except Per Share Amounts)
Net loss:
    As reported   $ (22,575)   $  (8,264)       $  (7,158)      $ (4,874)
    Pro forma       (22,753)      (8,698)          (7,158)        (4,648)

Net loss per
 share of
 common stock:

  Basic
    As reported      (15.65)       (5.75)           (5.00)          (.48)
    Pro forma        (15.77)       (6.05)           (5.00)          (.45)

  Diluted
    As reported      (15.65)       (5.75)           (5.00)          (.47)
    Pro forma        (15.77)       (6.05)           (5.00)          (.45)

         In 1997, the fair value of stock options granted was equal to the cash paid for each outstanding stock option in the AIP Tender Offer.

         The weighted average grant date fair value of stock options granted in 1999 and 1998 under the 1998 Option Plan was $75 and $76 per option, respectively. The fair value of grants was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

                                              1998 Option Plan
                                           1999             1998

         Risk-free interest rate             5.8%             5.5%
         Expected dividend yield               0%               0%
         Expected life                    5 years          5 years
         Calculated volatility                N/A              N/A

NOTE H - INCOME TAXES

         Deferred taxes are provided to reflect temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates and laws. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be realized.


         Loss before income taxes consists of the following:

                                                               Predecessor
                                              September 24-     January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                                 (Dollars in Thousands)

United States     $ (23,730)   $  (8,132)      $  (5,038)       $  (8,876)
Foreign               3,534        2,271          (2,403)           6,643
                  _________    _________       _________        _________

Total             $ (20,196)   $  (5,861)      $  (7,441)       $  (2,233)


         The provision for income tax expense (benefit) consists of the following:

                                                               Predecessor
                                              September 24-      January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                                 (Dollars in Thousands)

Foreign income taxes:
 Current          $   2,369    $   3,387       $   1,010        $   2,697
 Deferred              (113)      (1,119)         (1,343)               6
                  _________    _________       _________        _________

 Total                2,256        2,268            (333)           2,703
                  _________    _________       _________        _________

Other (state and
 local taxes):
  Current               123          135              50              (62)
  Deferred                -            -               -                -
                  _________    _________       _________        _________

  Total                 123          135              50              (62)
                  _________    _________       _________        _________
Total income
 tax expense
 (benefit)        $   2,379    $   2,403       $    (283)       $   2,641


         Total income tax expense (benefit) differs from amounts expected by applying the Federal statutory income tax rate to loss before income taxes as set forth in the following table:




                                                                                              Predecessor
                                                                        September 24-          January 1-
                                  Years Ended December 31,              December 31,          September 23,
                                1999                  1998                  1997                  1997
                            Tax                   Tax                   Tax                   Tax
                          Expense               Expense               Expense               Expense
                         (Benefit)  Percent    (Benefit)  Percent    (Benefit)  Percent    (Benefit)  Percent
                                                          (Dollars in Thousands)
Tax expense (benefit)
 at Federal statutory
 rate                    $ (7,069)   (35.0)%   $ (2,051)   (35.0)%   $ (2,604)   (35.0)%   $   (782)   (35.0)%
Valuation allowance
 adjustments                5,450     27.0          531      9.1        1,681     22.6        2,761    123.6
Impact of foreign
 subsidiary income,
 tax rates and tax
 credits                    2,865     14.2        2,925     49.9          425      5.7          616     27.6
State income taxes
 net of Federal
 income tax benefit           256      1.3           20       .3          (14)     (.2)         (11)     (.5)
Nondeductible
 goodwill
 amortization                 875      4.3          904     15.4          207      2.8            -        -
Other items                     2        -           74      1.3           22       .3           57      2.6
                         ________   ______     ________   ______     ________   ______     ________   ______
Total income
 tax expense (benefit)   $  2,379     11.8%    $  2,403     41.0%    $   (283)    (3.8)%   $  2,641    118.3%



         Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                                  December 31,
                                             1999              1998
                                              (Dollars in Thousands)
         Deferred tax assets:
          Postretirement benefits          $  6,032          $  5,966
          Inventory valuation
           provisions                         8,087             7,183
          Accrued and other
           liabilities                        9,067             9,480
          Research and development
           expenditures                       7,555             7,688
          Tax loss carryforward              32,692            31,265
          Tax credit carryforward               479               479
          Other items                           632               229
                                           ________          ________

          Total deferred tax assets          64,544            62,290

         Deferred tax liabilities:
          Excess of book basis over
           tax basis of property,
           plant and equipment and
           intangible assets                (37,465)          (40,046)
         Legal settlement                         -            (1,970)
         Valuation allowance                (24,686)          (17,994)
                                           ________          ________

         Net deferred tax asset            $  2,393          $  2,280


         The classification of the net deferred tax assets and liabilities is as follows:

                                                  December 31,
                                             1999              1998
                                             (Dollars in Thousands)

         Current deferred tax asset        $  1,673          $  1,577
         Long-term deferred tax asset         1,235               962
         Current deferred tax liability         (85)              (60)
         Long-term deferred tax
          liability                            (430)             (199)
                                           ________          ________

         Net deferred tax asset            $  2,393          $  2,280


         Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In 1999, the valuation allowance increased by $6,692,000 to offset an increase in net deferred tax assets for which no tax benefit was recognized.

         As of December 31, 1999, the Company has available approximately $79,500,000 of federal net operating loss carryforwards ("NOL") from the years 1988 through 1999, expiring in the years 2003 through 2019, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by AIPAC and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 2000 is approximately $34,200,000.

         Additionally, the Company has available for federal income tax purposes approximately $479,000 of alternative minimum tax credit carryforward which carries forward indefinitely. However, because the credit arose prior to the effective date of the Amended Plan, it will be subject to the annual limitations discussed above and will not be usable until the year 2010.

         The Company also has a significant amount of state NOL's (which expire in the years 2000 through 2014) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $64,300,000.

         Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $19,300,000 at December 31, 1999. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE I - PENSION AND RETIREMENT PLANS

         The Company has several pension and retirement plans covering substantially all employees. The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 1999 and 1998:

                                            Years Ended December 31,
                                             1999              1998
                                              (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year              $ 77,219          $ 72,004
           Service cost                       2,112             1,883
           Interest cost                      5,120             5,058
           Amendments                        (1,151)               94
           Actuarial (gain) loss             (8,644)            3,265
           Benefits paid                     (5,083)           (5,085)
                                           ________          ________
           Benefit obligation
            at end of year                   69,573            77,219
                                           ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year             70,082            68,950
           Actual return on plan assets      11,990             4,316
           Employer contributions             1,185             1,901
           Benefits paid                     (5,083)           (5,085)
                                           ________          ________
           Fair value of plan assets
            at end of year                   78,174            70,082
                                           ________          ________

         Net amount recognized:
           Funded status                      8,601            (7,137)
           Unrecognized prior
            service cost                     (1,151)                -
           Unrecognized net
            actuarial (gain) loss            (7,681)            6,927
                                           ________          ________

           Net pension liability           $   (231)         $   (210)


         Amounts recognized in
          consolidated balance
          sheets:
            Prepaid benefit costs          $  4,024          $  3,599
            Accrued benefit liabilities      (4,255)           (3,809)
                                           ________          ________

           Net pension liability           $   (231)         $   (210)


         Weighted-average assumptions
          at end of year:
            Discount rate                       8.0%            6.875%
            Expected return on
             plan assets                          9%                9%
            Rate of compensation
             increase                     4.5% to 5%        4.5% to 5%


                                                               Predecessor
                                              September 24-     January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                                 (Dollars in Thousands)
Components of
 net periodic
 benefit cost:
  Service cost     $  2,112     $  1,883        $    486         $  1,264
  Interest cost       5,120         5,058          1,355            3,574
  Expected return
   on plan assets    (6,127)       (5,987)        (1,599)          (8,101)
  Recognized net
   actuarial
   loss                 100            -               -            4,170
                   ________     ________        ________         ________
  Total benefit
   cost            $  1,205     $    954        $    242         $    907


         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $226,000, $148,000 and $0, respectively, at December 31, 1999. These amounts were $26,729,000, $19,833,000 and $19,575,000, respectively, at
         December 31, 1998.

         The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $939,000, $972,000 and $862,000 (including $626,000 for the Predecessor) in 1999, 1998 and 1997, respectively.

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

         The following tables set forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 1999 and 1998:

                                            Years Ended December 31,
                                             1999              1998
                                              (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year              $ 14,919          $ 16,645
           Service cost                         457               410
           Interest cost                      1,049             1,008
           Plan participants'
            contributions                        70                82
           Amendments                          (506)           (2,542)
           Net actuarial loss                   119             1,159
           Benefits paid                     (1,698)           (1,843)
                                           ________          ________
           Benefit obligation
            at end of year                   14,410            14,919
                                           ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year                  -                 -
           Employer contributions             1,628             1,761
           Plan participants'
            contributions                        70                82
           Benefits paid                     (1,698)           (1,843)
                                           ________          ________
           Fair value of plan assets
            at end of year                        -                 -
                                           ________          ________
         Net amount recognized:
           Funded status                    (14,410)          (14,919)
           Unrecognized net
            actuarial loss                    1,477             1,429
           Unrecognized prior
            service cost                     (2,661)           (2,358)
                                           ________          ________
           Accrued postretirement
            benefit liability              $(15,594)         $(15,848)


                                             Years Ended December 31,
                                             1999              1998
                                              (Dollars in Thousands)
           Weighted-average assumptions
            at end of year:
            Discount rate                    8.0%             6.875%
            Expected return on
             plan assets                     n/a               n/a
            Rate of compensation
             increase                        n/a               n/a

         For measurement purposes, a 7% gross health care trend rate was used for benefits for 2000. Trend rates were assumed to decrease gradually to 5% in 2002 and remain at that level thereafter.

                                                               Predecessor
                                              September 24-     January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                                 (Dollars in Thousands)
Components of
 net periodic
 benefit cost:
   Service cost    $    457     $    410        $    124         $    302
   Interest cost      1,049        1,008             316              774
   Recognized net
    actuarial
    loss                 71            -               -               41
   Amortization
    of prior
    service cost       (203)        (184)              -                -
                   ________     ________        ________         ________
   Net periodic
    benefit cost   $  1,374     $  1,234        $    440         $  1,117


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                         One Percentage One Percentage
                                         Point Increase Point Decrease
                                            (Dollars in Thousands)

         Effect on total of service
          and interest cost components     $  136            $ (117)

         Effect on postretirement
          benefit obligation                  934              (831)

NOTE K - RESEARCH AND DEVELOPMENT

         Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,646,000 in 1999, $8,247,000 in 1998 and
         $7,384,000 (including $5,043,000 for the Predecessor) in 1997. All engineering and product development costs are charged to engineering and field service expense as incurred.

NOTE L - CALCULATION OF NET LOSS PER SHARE OF COMMON STOCK

         Basic net loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share of common stock was calculated after giving effect to dilutive securities. The following is a reconciliation of the numerators and the denominators of the basic and diluted net loss per share of common stock calculations:

                                                               Predecessor
                                              September 24-     January 1-
                  Years Ended December 31,    December 31,     September 23,
                     1999         1998            1997             1997
                      (Dollars in Thousands, Except Per Share Amounts)
Basic

 Net loss         $  (22,575)  $   (8,264)     $   (7,158)      $   (4,874)


 Weighted
  average shares
  outstanding      1,442,466    1,436,648       1,430,300       10,259,260


 Net loss
  per share       $   (15.65)  $    (5.75)     $    (5.00)      $     (.48)


Diluted

 Net loss         $  (22,575)  $   (8,264)     $   (7,158)      $   (4,874)


 Weighted
  average shares
  outstanding -
  basic            1,442,466    1,436,648       1,430,300       10,259,260

 Effect of dilutive
  securities -
  stock options,
  stock appreciation
  rights and
  restricted
  stock                    -            -               -          174,840
                  __________   __________      __________       __________

 Weighted
  average shares
  outstanding -
  diluted          1,442,466    1,436,648       1,430,300       10,434,100


 Net loss
  per share       $   (15.65)  $    (5.75)     $    (5.00)      $     (.47)


         Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect the 1,430,300 shares now owned by AIPAC as a result of the Stock Split (see Note G).

NOTE M - SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company designs, manufactures and markets large excavation machinery used for surface mining and supplies replacement parts and services for such machines. The Company manufactures its machines and replacement parts primarily at one location. There is no significant difference in the production process for machines and replacement parts. The Company's products are sold primarily to large companies and quasi-governmental entities engaged in the mining of coal, iron ore and copper throughout the world. New equipment and replacement parts and services are sold in North America primarily by Company personnel and through independent distributors and its domestic subsidiaries, and overseas by Company personnel and through independent distributors and the Company's foreign subsidiaries and offices.

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

         Based on the above, the Company's operations are classified as one operating segment.

         The following table summarizes the Company's net sales:

                                       Years Ended December 31,
                                  1999          1998           1997
                                         (Dollars in Thousands)

         Machines               $114,207      $107,268       $108,425
         Parts and services      204,428       208,570        198,252
                                ________      ________       ________

                                $318,635      $315,838       $306,677


         Financial information by geographical area is set forth in the following table. Each geographic area represents the origin of the financial information.

                                           Sales to
                                           External         Long-Lived
                                           Customers         Assets
                                               (Dollars in Thousands)
         1999

          United States                    $166,585          $ 81,099
          Australia                          66,496             1,122
          South America                      35,837             6,177
          Far East and South Africa          24,097               882
          Other Foreign                      25,620             6,525
                                           ________          ________

                                           $318,635          $ 95,805

         1998

          United States                    $170,605          $ 90,181
          Australia                          58,491             1,092
          South America                      36,260             7,451
          Far East and South Africa          31,080             1,032
          Other Foreign                      19,402               874
                                           ________          ________

                                           $315,838          $100,630

         1997

          United States                    $183,995          $ 86,780
          Australia                          42,370             1,250
          South America                      31,057             7,894
          Far East and South Africa          25,807             1,273
          Other Foreign                      23,448               427
                                           ________          ________

                                           $306,677          $ 97,624


         The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 1999, 1998 and 1997, one customer accounted for approximately 16%, 19% and 14%, respectively, of the Company's consolidated net sales.

NOTE N - COMMITMENTS, CONTINGENCIES AND CREDIT RISKS

         Joint Prosecution

         On September 25, 1997, the Company and Jackson National Life Insurance Company ("JNL") commenced an action against Milbank, Tweed, Hadley & McCloy ("Milbank") in the Milwaukee County Circuit Court (the "Milwaukee Action"). The Company sought damages against Milbank arising out of Milbank's alleged malpractice, breach of fiduciary duty, common law fraud, breach of contract, unjust enrichment and breach of the obligation of good faith and fair dealing. JNL sought damages against Milbank arising out of Milbank's alleged tortious interference with contractual relations, abuse of process and common law fraud. On December 31, 1998, the Company and JNL settled the Milwaukee Action, which was thereafter dismissed by the agreement of the parties on February 24, 1999. The amounts received by the Company in connection with the settlement of the Milwaukee Action are included in Other Income in the Consolidated Statements of Operations for the year ended December 31, 1998.

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

         Commitments

         The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $6,244,000 in 1999, $7,157,000 in 1998 and $7,240,000 (including
         $5,157,000 for the Predecessor) in 1997. Future minimum annual payments under noncancellable agreements are as follows:

                                    (Dollars in Thousands)

                 2000                      $  4,382
                 2001                         3,663
                 2002                         3,080
                 2003                         2,637
                 2004                         2,458
                 After 2004                   1,936
                                           ________

                                           $ 18,156


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

NOTE O - QUARTERLY RESULTS - UNAUDITED

         Quarterly results are as follows:

                                      Quarters Ended at End of
                              March       June      September    December
                                         (Dollars in Thousands,
                                        Except Per Share Amounts)
Net sales:
 1999                       $ 74,610    $ 90,549    $ 75,977     $ 77,499
 1998                         73,700      80,041      76,149       85,948
 1997                              -           -      10,429       84,783
 1997 - Predecessor           59,886      83,876      67,703            -

Gross profit(1):
 1999                       $ 14,251    $ 16,986    $ 14,077     $  5,998
 1998                          7,119      16,503      15,412       13,593
 1997                              -           -       2,992        6,991
 1997 - Predecessor           11,881      15,620      12,449            -

Net earnings (loss)(1):
 1999(2)                    $ (2,096)   $   (756)   $ (2,798)    $(16,925)
 1998                         (9,069)       (293)       (868)       1,966
 1997                              -           -       1,269       (8,427)
 1997 - Predecessor(3)           915       2,508      (8,297)           -

Basic net earnings (loss)
 per common share(1):
 1999                       $  (1.45)   $   (.52)   $  (1.94)    $ (11.74)
 1998                          (6.33)       (.20)       (.60)        1.37
 1997                              -           -         .89        (5.89)
 1997 - Predecessor              .09         .24        (.81)           -

Diluted net earnings (loss)
 per common share(1):
 1999                       $  (1.45)   $   (.52)   $  (1.94)    $ (11.74)
 1998                          (6.33)       (.20)       (.60)        1.37
 1997                              -           -         .89        (5.89)
 1997 - Predecessor              .09         .24        (.78)           -

Weighted average shares
 outstanding - basic
 (in thousands):
 1999                          1,442       1,442       1,442        1,443
 1998                          1,432       1,438       1,438        1,439
 1997                              -           -       1,430        1,430
 1997 - Predecessor           10,242      10,268      10,268            -

Weighted average shares
 outstanding - diluted
 (in thousands):
 1999                          1,442       1,442       1,442        1,443
 1998                          1,432       1,438       1,438        1,439
 1997                              -           -       1,430        1,430
 1997 - Predecessor           10,283      10,407      10,623            -

(1) Due to the acquisition of the Company by AIPAC, the results of the Company are not comparable to the results of the Predecessor.
(2) Included in the net loss for the fourth quarter of 1999 was a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.
(3) Included in the Predecessor net loss for the period ended September 23, 1997 were $10,051,000 of nonrecurring items. See Note B.

NOTE P - SUBSEQUENT EVENT

         Due to a reduction in new orders, the Company has reduced a portion of its manufacturing production workforce through a layoff and has also reduced the number of its salaried employees. These activities will result in a restructuring charge of approximately $2,600,000 in the first quarter of 2000. Such amount primarily relates to severance payments and related matters.

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                For the Year Ended December 31, 1999
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

Revenues:
  Net sales                  $206,676     $ 36,453       $160,661      $(85,155)     $318,635
  Other income                  5,284            1            579        (4,043)        1,821
                             ________     ________       ________      ________      ________

                              211,960       36,454        161,240       (89,198)      320,456
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       177,436       32,978        139,774       (82,865)      267,323
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   32,894        6,494         14,243             -        53,631
  Interest expense             19,033        1,698          3,010        (4,043)       19,698
                             ________     ________       ________      ________      ________

                              229,363       41,170        157,027       (86,908)      340,652
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries   (17,403)      (4,716)         4,213        (2,290)      (20,196)
Income taxes (benefit)            684         (138)         1,833             -         2,379
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries   (18,087)      (4,578)         2,380        (2,290)      (22,575)

Equity in net loss of
  consolidated subsidiaries    (2,198)           -              -         2,198             -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $(20,285)    $ (4,578)      $  2,380      $    (92)     $(22,575)


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


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 1999
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     23       $  8,346      $       -     $  8,369
  Receivables                  34,851        3,065         22,936            171       61,023
  Intercompany receivables     68,233        2,712         10,912        (81,857)           -
  Inventories                  73,147        3,669         50,579         (2,263)     125,132
  Prepaid expenses and
    other current assets          652          473          4,377              -        5,502
                             ________     ________       ________      _________     ________

    Total Current Assets      176,883        9,942         97,150        (83,949)     200,026

OTHER ASSETS:
  Restricted funds on deposit       -            -             89              -           89
  Goodwill                     69,335            -              -              -       69,335
  Intangible assets - net      40,310           47              -              -       40,357
  Other assets                  8,958            -          2,417              -       11,375
  Investment in subsidiaries   19,147            -              -        (19,147)           -
                             ________     ________       ________      _________     ________

                              137,750           47          2,506        (19,147)     121,156

PROPERTY, PLANT AND
 EQUIPMENT - net               71,875        9,067         14,863              -       95,805
                             ________     ________       ________      _________     ________

                             $386,508     $ 19,056       $114,519      $(103,096)    $416,987


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 40,185     $  1,607       $ 23,139      $    (291)    $ 64,640
  Intercompany payables           905       19,749         55,882        (76,536)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,200            -            676              -        4,876
  Income taxes                    150           46            157              -          353
  Short-term obligations          150            -            295              -          445
  Current maturities of
    long-term debt                413            -          7,105              -        7,518
                             ________     ________       ________      _________     ________

  Total Current Liabilities    46,003       21,402         87,254        (76,827)      77,832

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,332            -             35              -        4,367
  Postretirement benefits      13,480            -            504              -       13,984
  Deferred expenses and other  11,316          334            995              -       12,645
                             ________     ________       ________      _________     ________

                               29,128          334          1,534              -       30,996

LONG-TERM DEBT, less
  current maturities          210,105            -          3,904              -      214,009

COMMON SHAREHOLDERS'
  INVESTMENT                  101,272       (2,680)        21,827        (26,269)      94,150
                             ________     ________       ________      _________     ________

                             $386,508     $ 19,056       $114,519      $(103,096)    $416,987

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                For the Year Ended December 31, 1999
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities     $ (6,931)    $    484       $  1,693      $      -      $ (4,754)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -            387             -           387
Purchases of property,
  plant and equipment          (4,691)        (542)        (1,559)            -        (6,792)
Proceeds from sale of
  property, plant and
  equipment                        95           21             99             -           215
Purchase of Bennett &
  Emmott (1986) Ltd.                -            -         (7,050)            -        (7,050)
Dividends paid to parent        2,451            -         (2,451)            -             -
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (2,145)        (521)       (10,574)            -       (13,240)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other bank
  borrowings                    9,241            -          8,904             -        18,145
Proceeds from issuance of
  common stock                     31            -              -             -            31
Purchase of treasury stock       (196)           -              -             -          (196)
                             ________     ________       ________      ________      ________
Net cash provided by
  financing activities          9,076            -          8,904             -        17,980
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (438)            -          (438)
                             ________     ________       ________      ________      ________
Net decrease in cash and
  and cash equivalents              -          (37)          (415)            -          (452)
Cash and cash equivalents
  at beginning of year              -           60          8,761             -         8,821
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $      -     $     23       $  8,346      $      -      $  8,369


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                For the Year Ended December 31, 1998
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By
(Used In) Operating
Activities                   $(22,339)    $  3,140       $ (4,947)     $      -      $(24,146)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -            580             -           580
Purchases of property,
  plant and equipment          (8,055)      (3,183)        (1,565)            -       (12,803)
Proceeds from sale of
  property, plant and
  equipment                        46            -          1,382             -         1,428
Dividends paid to parent          958            -           (958)            -             -
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (7,051)      (3,183)          (561)            -       (10,795)
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net (increase) decrease
  in other bank borrowings        104            -           (174)            -           (70)
Payment of acquisition
  and refinancing expenses       (293)           -              -             -          (293)
Proceeds from issuance of
  long-term debt               28,785            -              -             -        28,785
Payment of long-term debt         (86)           -           (264)            -          (350)
Proceeds from issuance
  of common stock                 880            -              -             -           880
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities     29,390            -           (438)            -        28,952
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (261)            -          (261)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -          (43)        (6,207)            -        (6,250)
Cash and cash equivalents
  at beginning of year              -          103         14,968             -        15,071
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $      -     $     60       $  8,761      $      -      $  8,821


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


                                                      ARTHUR ANDERSEN



Report of Independent Public Accountants



To the Board of Directors and Shareholders of Bucyrus International, Inc.:

We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. (Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, common shareholders' investment and cash flows for the years ended
December 31, 1999 and 1998, the period from September 24, 1997 to December 31, 1997, and the period from January 1, 1997 to September 23, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the period from September 24, 1997 to December 31, 1997, and the period from January 1, 1997 to September 23, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the years ended December 31, 1999 and 1998, the period from September 24, 1997 to December 31, 1997, and the period from January 1, 1997 to
September 23, 1997, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
March 14, 2000


                             Bucyrus International, Inc. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts and Reserves
                          For the Years Ended December 31, 1999 and 1998 and
                        Periods Ended December 31, 1997 and September 23, 1997
                                        (Dollars in Thousands)
                                                               Charges
                                                Balance At    (Credits)        (Charges)     Balance At
                                                Beginning      To Costs         Credits         End
                                                Of Period    And Expenses   To Reserves(1)   Of Period

Allowance for possible losses:

Year ended December 31, 1999:
  Notes and accounts receivable - current        $  918         $   95          $   77        $1,090

Year ended December 31, 1998:
  Notes and accounts receivable - current        $  734         $   27          $  157        $  918

Period September 24, 1997 to December 31, 1997:
  Notes and accounts receivable - current        $  684         $  112          $  (62)       $  734

Predecessor

Period January 1, 1997 to September 23, 1997:
  Notes and accounts receivable - current        $  539         $   (8)         $  153        $  684


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

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    63        Mr. Bingham is a director, the
                                President, Treasurer and Assistant
                                Secretary of American Industrial
                                Partners Corporation.  He co-founded
                                American Industrial Partners and has
                                been a director and officer of the firm
                                since 1989.  Mr. Bingham is also a
                                director of Great Lakes Carbon
                                Corporation, RBX Group, Stanadyne
                                Automotive and Sweetheart Holdings.  He
                                formerly served on the boards of Avis,
                                Inc., ITT Life Insurance Corporation
                                and Valero Energy Corporation.
                                Mr. Bingham has been a director of the
                                Company since September 1997.

Wayne T. Ewing        66        Mr. Ewing is a coal industry management
                                consultant doing business as The Ewing
                                Company since 1997. Mr. Ewing was
                                Senior Vice President for Coal
                                Operations from 1995 to 1996 and
                                Executive Vice President Marketing from
                                1993 to 1995 with Kerr-McGee Coal
                                Corporation.  From 1963 to 1993,
                                Mr. Ewing held various executive
                                positions with Peabody Holding Company.
                                Mr. Ewing has been a director of the
                                Company and a non-executive vice
                                chairman of the Company's Board since
                                February 1, 2000.

Willard R. Hildebrand 60        Mr. Hildebrand was President and Chief
                                Executive Officer of the Company from
                                March 11, 1996 to December 14, 1998
                                upon which he became a non-executive
                                vice chairman of the Company's Board
                                until March 11, 2000.  Mr. Hildebrand
                                was President and Chief Executive
                                Officer of Great Dane Trailers, Inc. (a
                                privately held manufacturer of a
                                variety of truck trailers) from 1991 to
                                1996.  Prior to 1991, Mr. Hildebrand
                                held a variety of sales and marketing
                                positions with Fiat-Allis North
                                America, Inc. and was President and
                                Chief Operating Officer from 1985 to
                                1991.  Mr. Hildebrand has been a
                                director of the Company since March
                                1996.

Kim A. Marvin         37        Mr. Marvin is a director, the Secretary
                                and a Managing Director of American
                                Industrial Partners Acquisition
                                Company, LLC.  Mr. Marvin joined the
                                San Francisco office of American
                                Industrial Partners in 1997 from the
                                Mergers & Acquisitions Department of
                                Goldman, Sachs & Co. where he had been
                                employed since 1994.  Mr. Marvin has
                                been a director of the Company since
                                September 1997.

Robert L. Purdum      64        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Berlitz International, Inc.  Mr. Purdum
                                has been a director of the Company
                                since November 1997.

Theodore C. Rogers    65        Mr. Rogers has served as President and
                                Chief Executive Officer of the Company
                                since December 23, 1999.  Mr. Rogers is
                                a director, the Chairman of the Board
                                and the Secretary of American
                                Industrial Partners Corporation.  He
                                co-founded American Industrial Partners
                                and has been a director and officer of
                                the firm since 1989.  He currently
                                serves as a director and the Chief
                                Executive Officer of RBX Group and as a
                                non-executive Chairman of the Board and
                                director of Great Lakes Carbon
                                Corporation and CIS Corporation.  He is
                                also a director of Derby International,
                                Inc., Stanadyne Automotive, Steel
                                Heddle Group and Sweetheart Holdings.
                                Mr. Rogers has been a director of the
                                Company since November 1997.

Executive Officers

   Set forth below are the names, ages and present occupations of all executive officers of the Company. Executive officers named therein are elected annually and serve at the pleasure of the Board. Messrs. Bruno, Mackus and Salsieder are each employed under one-year employment agreements which automatically renew for additional one-year terms subject to the provisions thereof. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment Agreements.

   Name                      Age, Position and Background

Theodore C. Rogers    Mr. Rogers, age 65, has served as President and
                      Chief Executive Officer since December 23, 1999.
                      Mr. Rogers co-founded American Industrial Partners and has been an officer and director of the firm since 1989. Mr. Rogers was President, Chairman,
                      Chief Executive Officer and Chief Operating Officer of NL Industries. Mr. Rogers has been a director of the Company since November 1997.

John F. Bosbous       Mr. Bosbous, age 47, has served as Treasurer since
                      March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1998.

Frank P. Bruno        Mr. Bruno, age 63, has served as Vice President -
                      Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human
                      Resources and Administration with Eagle Industries,
                      Inc.

Craig R. Mackus       Mr. Mackus, age 48, has served as Secretary since
                      May 1996 and as Controller since February 1988.
                      Mr. Mackus was Division Controller and Assistant
                      Corporate Controller from 1985 to 1988, Manager of
                      Corporate Accounting from 1981 to 1982 and 1984 to
                      1985, and Assistant Corporate Controller of Western
                      Gear Corporation from 1982 to 1984.

Thomas B. Phillips    Mr. Phillips, age 54, rejoined the Company on
                      January 10, 2000 as Vice President-Operations.
                      From September, 1999 through January, 2000
                      Mr. Phillips served as a Consultant and Assistant to the President at United Container Machinery,
                      Inc. From 1983 through 1999 Mr. Phillips held various positions with the Company; Executive Vice
                      President - Operations from June 1998 through April
                      1999, Vice President - Materials from March 1996 to
                      June 1998, Director of Materials from 1986 to 1996,
                      Manufacturing Manager from June 1986 to October
                      1986 and Materials Manager from 1983 to 1986.

Michael W. Salsieder  Mr. Salsieder, age 48, has served as Vice President and General Counsel since he joined the Company in June 1999. Mr. Salsieder was Vice President and General Counsel with Joy Mining Machinery from April 1999 to June 1999. From 1993 to April 1999 Mr. Salsieder was Vice President, General Counsel and Secretary with P&H Mining. From 1990 to 1993 Mr. Salsieder was corporate counsel for Beloit Corporation. Joy Mining Machinery, P&H Mining and Beloit Corporation are all subsidiaries of Harnischfeger Industries, Inc.

Timothy W. Sullivan   Mr. Sullivan, age 46, rejoined the Company on
                      January 17, 2000 as Executive Vice President.  From
                      January 1999 through December 1999 Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From 1986 through
                      1998 Mr. Sullivan held various positions with the Company; Executive Vice President - Marketing from
                      June 1998 through December 1998, Vice President
                      Marketing and Sales from April 1995 through May
                      1998, Director of Business Development in 1994,
                      Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric
                      Mining Shovels and International Sales from 1986 to
                      1990.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

   Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held, and Mr. Ewing who is paid an annual fee of $25,000. Directors are reimbursed for out-of-pocket expenses.

Summary Compensation Table

   The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 1999 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 1999. The persons named in the table are sometimes referred to herein as the "named executive officers".

                                                                   Long-Term
                                            Annual               Compensation
                                       Compensation(1 )             Awards
                                                                  Securities           All Other
   Name and                                                       Underlying         Compensation
Principal Position          Year     Salary($)   Bonus($)         Options(#)            ($)(2)

Stephen R. Light(3)         1999     $ 467,308   $ 112,500            927             $ 17,011
 President and Chief        1998             -           -         59,767                    -
 Executive Officer

Theodore C. Rogers (3)      1999             -           -              -                    -
 President and Chief
 Executive Officer

John F. Bosbous             1999       109,860           -              -                4,040
 Treasurer                  1998       105,762      10,491            800                3,684
                            1997       100,924      27,866          6,000               67,041

Frank P. Bruno              1999       128,694           -              -                5,015
 Vice President-            1998       120,294      14,916          6,100                4,776
 Human Resources            1997        16,500      20,700              -                   82

Craig R. Mackus             1999       145,011           -              -                5,440
 Secretary and              1998       138,542      17,178          7,500                5,788
 Controller                 1997       132,914      47,680         30,000              320,456

Michael G. Onsager (4)      1999       135,402           -              -                5,087
 Vice President-            1998       127,392      15,817          7,500                5,414
 Engineering                1997       118,848      41,470         30,000              319,612

_______________

(1)  Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
(2)  "All Other Compensation" includes the following:  (i) the employer match under the Company's 401(k) savings plan for 1999, 1998 and 1997, respectively:  Mr. Light ($5,000, $0 and $0), Mr. Bosbous ($3,611, $3,124 and $3,537),
     Mr. Bruno ($4,219, $3,793 and $0), Mr. Mackus ($4,866, $5,000 and $4,750), and Mr. Onsager ($4,537, $5,000 and
     $4,245); (ii) imputed income from life insurance for 1999, 1998 and 1997, respectively:  Mr. Light ($1,626, $0 and
     $0), Mr. Bosbous ($429, $560 and $504), Mr. Bruno ($796, $983 and $82), Mr. Mackus ($574, $788 and $706), and
     Mr. Onsager ($550, $414 and $367); (iii) severance payments made in 1999 to Mr. Light ($10,385); (iv) the value realized by each of the named executive officers on September 24, 1997 upon the cancellation of their respective stock options and stock appreciation rights ("SARs") in connection with the AIP Merger (measured by the difference between the option/SAR exercise price and $18.00, times the number of options/SARs held) Mr. Bosbous ($63,000),
     Mr. Bruno ($0), Mr. Mackus ($315,000), and Mr. Onsager ($315,000).
(3)  Mr. Light was the President and Chief Executive Officer from December 14, 1998 through December 23, 1999.
     Compensation earned by Mr. Light in 1998 was paid in 1999.  All options issued to Mr. Light terminated on
     December 23, 1999.  Mr. Rogers became the President and Chief Executive Officer on December 23, 1999.  No
     compensation will be paid to Mr. Rogers during his tenure.
(4)  Mr. Onsager was the Vice President - Engineering through January 31, 2000.  Mr. Onsager is no longer employed by the Company.

1998 Management Stock Option Plan

   On March 17, 1998, the Board adopted the 1998 Management Stock Option
Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year ($40,209,000 in 1998, $50,399,000 in 1999, and yet to be determined for the years 2000 and 2001). In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. None of the options granted under the 1998 Option Plan have vested as of the date of this report. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the 1998 Option Plan.

   Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the 1998 Option Plan), immediately prior to such sale. Options granted pursuant to the 1998 Option Plan may be forfeited or repurchased by the Company at fair value, as defined, in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale.



Option Grants Table

   The following table sets forth information concerning the grant of stock options under the Company's
1998 Option Plan during 1999 to the named executive officers.

                                                                    Potential Realizable
                                                                      Value at Assumed
                Number of   Percent of                              Annual Rates of Stock
               Securities      Total                                 Price Appreciation
               Underlying     Options                                for Ten Year Option
                 Options    Granted to    Exercise or                      Term(3)
                 Granted   Employees in   Base Price   Expiration
Name              (#)         1999(1)    ($/share)(2)     Date          5%        10%

S. R. Light        927         10.7%        $100.00        N/A         N/A        N/A

(1)  A total of 8,677 options were granted to employees under the 1998 Option Plan during 1999.
     Mr. Light's options were terminated on December 23, 1999.
(2)  The exercise price of each option granted was equal to 100% of the fair value of the Company's common stock on the date of grant.  The fair value was established by the Company's Board of Directors as the price for which the Company will buy or sell its common stock.



Aggregate Option Exercises in 1999 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 1999 and the fiscal year-end value of the unexercised stock options held by such officers.

                                                                           Value of Unexercised
                                              Number of Securities             In-The-Money
                     Shares                  Underlying Unexercised          Options at End of
                    Acquired                   Options at End of           Fiscal Year 1999 (1)
                       On       Value         Fiscal Year 1999 (#)                  ($)
                    Exercise   Realized
Name                  (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable

S. R. Light            0         N/A           0                 0          $ 0            $ 0

T. C. Rogers           0         N/A           0                 0            0              0

J. F. Bosbous          0         N/A           0               800            0              0

F. P. Bruno            0         N/A           0             6,100            0              0

C. R. Mackus           0         N/A           0             7,500            0              0

M. G. Onsager          0         N/A           0             7,500            0              0

(1)  Substantially all of the Company's common stock is owned by AIPAC and there is no established public trading market therefor.  Under the 1998 Option Plan, the fair value of a share of common stock is established by the board of directors as the price at which the Company will buy or sell its common stock.  The fair value as of December 31, 1999, as so established, was $100 per share, which is equal to the fair value on the date of grant, and is also the stock option exercise price, for all of the options listed in the above table.  Accordingly, none of the options listed in the above table was
     "in-the-money" on December 31, 1999.


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

   The years of credited service under the defined benefit pension plan for each of the named executive officers are as follows: Mr. Mackus (19), Mr. Light (1), Mr. Bosbous (15), Mr. Bruno (2), and Mr. Onsager (20).
Mr. Rogers is not a member of the plan.

   Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, limit the annual benefits which may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, the Company has a supplemental plan which authorize the payment out of general funds of the Company of any benefits calculated under provisions of the applicable retirement plan which may be above the limits under these sections.

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

   Executive officers and other Company employees participated in the 1999 Management Incentive Plan. Under the 1999 Management Incentive Plan, the
Board established a management incentive budget based on a matrix consisting of budgeted earnings before interest expense, taxes, depreciation and amortization ("EBITDA") and interest expense and, in consultation with the CEO, established target incentive bonus percentages of between 10% and 35% of base salary for executive officers (other than the CEO, whose target incentive bonus percentage is established pursuant to his employment agreement - see "Chief Executive Officer Compensation," below) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual EBITDA was less than 80% of budgeted EBITDA, and a maximum bonus of four times the target incentive bonus percentage would be paid if actual EBITDA was 130% or more of budgeted EBITDA. In 1999, the Company's actual EBITDA did not exceed budgeted EBITDA, and no bonus was paid under this plan.

Chief Executive Officer Compensation

   See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment
Agreements; Mr. Light. The factors recited in the first paragraph above under "Executive Compensation" were considered by the Board in these negotiations.

   Mr. Rogers does not receive any compensation directly from the Company.

International Revenue Code Section 162(m)

   Under Section 162(m) of the Internal Revenue Code, the tax deduction by certain corporate taxpayers, such as the Company, is limited with respect to compensation paid to certain executive officers unless such compensation is based on performance objectives meeting specific regulatory criteria or is otherwise excluded from the limitation. The compensation package of Mr. Light does not so qualify. Where practical, the Board intends to qualify compensation paid to the Company's executive officers in order to preserve the full deductibility thereof under Section 162(m), although the Board reserves the right in individual cases to cause the Company to enter into compensation arrangements which may result in some compensation being nondeductible under Code Section 162(m).

                         BOARD OF DIRECTORS OF
                         BUCYRUS INTERNATIONAL, INC.

                         W. Richard Bingham
                         Wayne T. Ewing
                         Willard R. Hildebrand
                         Kim A. Marvin
                         Robert L. Purdum
                         Theodore C. Rogers

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 24, 2000:

                              Amount and Nature
Name and Address of        of Beneficial Ownership    Percent of Class
 Beneficial Owner               (# of Shares)               Class

AIPAC                             1,430,300                 99.2%
One Maritime Plaza
Suite 2525
San Francisco, CA  94111

   The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 24, 2000:

                                Amount and Nature
     Name of               of Beneficial Ownership (1)     Percent of Class
 Beneficial Owner                 (# of Shares)                Class (2)

W. R. Bingham                           0 (3)                 *
J. F. Bosbous                           0                     *
W. T. Ewing                             0                     *
W. R. Hildebrand                    4,000                     *
S. R. Light                         5,000 (4)                 *
K. A. Marvin                            0 (3)                 *
R. L. Purdum                            0 (3)                 *
T. C. Rogers                            0 (3)                 *
F. P. Bruno                           300                     *
C. R. Mackus                          500                     *
M. G. Onsager                         500 (4)                 *
All directors and
  executive officers
  as a group (12 persons)           5,550                     *

(1) Amounts indicated reflect shares as to which the beneficial owner possesses sole voting and dispositive powers.
(2) Asterisk denotes less than 1%.
(3) Messrs. Bingham, Marvin, Purdum and Rogers are officers of AIPAC which is the beneficial owner of 1,430,300 shares of common stock of the Company. Messrs. Bingham, Marvin, Purdum and Rogers each disclaim beneficial ownership of all such shares.
(4) Mr. Light was employed by the Company through December 23, 1999.
    Mr. Onsager was employed by the Company through January 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements

   The Company has employment agreements with certain of the named executive officers. These agreements govern the compensation, benefits and treatment upon termination under various circumstances, including voluntary termination by either party, or termination by reason of retirement, death or disability, or in the event of a change of control, as those terms are defined in the agreements. Each employment agreement automatically renews for a one-year term upon the expiration of its initial term and any subsequent terms, unless two months written notice is given by either party of intent to terminate at the end of that term. Each employment agreement may be terminated by either the Company or the executive at any time by giving notice as required under the agreement, provided, however, that if the named executive officer is terminated by the Company without cause at any time, or if the executive terminates his employment with good reason in connection with a change in control, as those terms are defined in the agreement, then the executive will be entitled to certain severance benefits as described in that executive's individual agreement. Finally, each agreement imposes confidentiality restrictions on the executive and places restrictions on the executive's involvement in activities that may compete with the Company both during employment and following termination. Violation of such confidentiality and non-competition provisions, or other termination for cause, as defined in the agreements, may result in forfeiture of severance and other benefits that may otherwise accrue. Individual compensation, benefits and other salient features of each agreement are described below.

   Mr. Light

   On December 9, 1998, the Company entered into an employment agreement with Mr. Light to serve as the Company's President and Chief Executive Officer and to serve on the Company's Board of Directors. Upon Mr. Light's termination of employment, effective December 23, 1999, certain provisions of Mr. Light's employment agreement will become effective. Accordingly, Mr. Light will receive his base salary of $450,000 per year through December 31, 2000 and an annual bonus in the amount of $112,500. In addition, Mr. Light is entitled to participate in the employee benefit programs of the Company, continued use of a Company car, club memberships and supplemental long-term disability program.

   In 1998, Mr. Light was required to purchase 5,000 shares of the Company's common stock at a price of $100 per share. Mr. Light paid the Company $100,000 of the purchase price of such stock and executed a low interest promissory note to the Company in the amount of $400,000 for the balance. Principal and interest payments on the note are due on April 1 of 2000, 2001 and 2002, and any remaining principal or interest shall be due on March 31, 2003. Such promissory note is secured by Mr. Light's pledge of these shares of stock to the Company as collateral pursuant to a pledge agreement entered into contemporaneously with the promissory note and the employment agreement. Pursuant to Mr. Light's employment agreement, Mr. Light was also granted options under the 1998 Option Plan to purchase an additional number of shares to provide Mr. Light with a total equity stake of 4% of the Company's Common Stock on a fully diluted basis. These options terminated on December 23, 1999.

   Mr. Hildebrand

   Mr. Hildebrand served as President and Chief Executive Officer under an employment agreement with the Company dated March 11, 1996, as amended
March 5, 1998, until Mr. Light assumed those responsibilities on December 9, 1998. Pursuant to Mr. Hildebrand's employment agreement, he remained employed as the Vice Chairman of the Company until the end of the initial term of his employment agreement, which expired on March 11, 2000. The amendment dated March 5, 1998 also required that Mr. Hildebrand serve as a director of the Company for the duration of his employment under the agreement.
Mr. Hildebrand has been advised that the Company has elected not to renew his employment agreement after the initial term expired on March 11, 2000. Commencing on March 11, 2000, Mr. Hildebrand will receive severance in the amount of $10,000 per month for a period of one year. In addition, Mr. Hildebrand will be entitled to participate in the Company's medical and retirement programs.

   As Vice Chairman, Mr. Hildebrand's base salary was $120,000 per year. In addition, pursuant to his employment agreement, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and
(ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

   Others

   Messrs. Bruno and Mackus each serve under one-year employment agreements with the Company dated December 1, 1997 and May 21, 1997, respectively. Each of these agreements provides for the executive's position and base salary, which is subject to merit increases in accordance with the Company's normal salary merit increase review policy. In addition, the executive is entitled to participate in such employee and fringe benefits plans as the Company provides to other similarly situated management employees.

Secured Promissory Note and Pledge Agreement

   In connection with Mr. Light's employment, he was required to purchase 5,000 shares of the Company's common stock at an aggregate purchase price of $500,000. Mr. Light borrowed the sum of $400,000 from the Company to pay a portion of this purchase price and issued a promissory note to the Company in such amount, secured by his shares of common stock of the Company. The interest rate due on such loan is 4.52% per annum. The amount outstanding as of March 24, 2000 was $400,000.

Consulting Agreement

   On February 1, 2000, the Company entered into an eighteen month
Consulting Agreement with Mr. Ewing which provides for Mr. Ewing to perform certain consulting assignments for the Company at a rate of $1,500 per day plus reimbursement of reasonable expenses. During the term of the Consulting Agreement, Mr. Ewing will be entitled to receive bonuses for the sale of Company machines into the North American coal industry. In addition, Mr. Ewing will be entitled to a bonus if the incremental standard parts margin generated on Company parts sales to the North American coal industry in each calendar year are above an established base.

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




                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               Page No.

 (a)  1. FINANCIAL STATEMENTS

         Consolidated Statements of Operations for                  26
         the years ended December 31, 1999 and 1998 and periods ended December 31, 1997 and September 23, 1997.

         Consolidated Statements of Comprehensive Income (Loss)     27

         Consolidated Balance Sheets as of December 31,          28-29
         1999 and 1998.

         Consolidated Statements of Common Shareholders'            30
         Investment for the years ended December 31, 1999 and 1998 and periods ended December 31, 1997 and September 23, 1997.

         Consolidated Statements of Cash Flows for the           31-34
         years ended December 31, 1999 and 1998 and periods ended December 31, 1997 and September 23, 1997.

         Notes to Consolidated Financial Statements              35-76
         for the years ended December 31, 1999 and 1998 and periods ended December 31, 1997 and September 23, 1997.

         Report of Arthur Andersen LLP                              77

      2. FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying                     78
                        Accounts and Reserves

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1999.


                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BUCYRUS INTERNATIONAL, INC.
   (Registrant)

   By   /s/ T. C. Rogers                             March 28, 2000
       Theodore C. Rogers, President
       and Chief Executive Officer

                             POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. C. Rogers and C. R. Mackus, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature and Title                                   Date

   /s/ W. Richard Bingham                           March 29, 2000
   W. Richard Bingham, Director

   /s/ Wayne T. Ewing                               March 28, 2000
   Wayne T. Ewing, Director

   /s/ W. R. Hildebrand                             March 30, 2000
   Willard R. Hildebrand, Director

   /s/ Kim A. Marvin                                March 28, 2000
   Kim A. Marvin, Director

   /s/ Robert L. Purdum                             March 28, 2000
   Robert L. Purdum, Director

   /s/ T. C. Rogers                                 March 28, 2000
   Theodore C. Rogers, Director

   /s/ Craig R. Mackus                              March 28, 2000
   Craig R. Mackus, Secretary
   and Controller
   (Principal Accounting and
   Financial Officer)


               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   The Registrant does not furnish an annual report or proxy soliciting material to its security holders.




                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      1999 ANNUAL REPORT ON FORM 10-K

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
          11 of the Bankruptcy Code,
          as modified December 1, 1994,
          including Exhibits.

 3.1      Restated Certificate             Exhibit 3.6 to
          of Incorporation of              Registrant's
          Registrant.                      Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 1998.

 3.2      By-laws of Registrant.           Exhibit 3.5 to
                                           Registrant's
                                           Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 1998.

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

          (d) Fourth amendment dated       Exhibit 10.1(a)
          September 30, 1999 to            to Registrant's
          Credit Agreement.                Quarterly Report
                                           on Form 10-Q
                                           filed with the
                                           Commission on
                                           November 12, 1999.

          (e) Fifth amendment dated                               X
          March 14, 2000 to Credit
          Agreement.

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

10.6      Employment Agreement             Exhibit 10.27 to
          between Registrant and           Registrant's
          W. R. Hildebrand dated           Annual Report on
          as of March 11, 1996.            Form 10-K for
                                           the year ended
                                           December 31, 1995.

10.7      Employment Agreement             Exhibit 10.17 to
          between Registrant and           Registrant's
          C. R. Mackus dated as of         Quarterly Report
          May 21, 1997.                    on Form 10-Q for
                                           the quarter ended
                                           June 30, 1997.

10.8      Annual Management Incentive      Exhibit 10.14 to
          Plan for 1997, adopted by        Registrant's
          Board of Directors               Annual Report on
          February 5, 1997.                Form 10-K for
                                           the year ended
                                           December 31, 1997.

10.9      Amendment No. 1 dated            Exhibit 10.15 to
          March 5, 1998 to Employment      Registrant's
          Agreement dated March 11,        Annual Report on
          1996 between Registrant          Form 10-K for
          and W. R. Hildebrand.            the year ended
                                           December 31, 1997.

10.10     1998 Management Stock Option     Exhibit 10.17 to
          Plan.                            Registrant's
                                           Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 1997.

10.11     Employment Agreement             Exhibit 10.18 to
          between Registrant and           Registrant's
          F. P. Bruno dated as of          Annual Report on
          December 1, 1997.                Form 10-K for
                                           the year ended
                                           December 31, 1998.

10.12     Employment Agreement             Exhibit 10.19 to
          between Registrant and           Registrant's
          S. R. Light dated as of          Annual Report on
          December 9, 1998.                Form 10-K for
                                           the year ended
                                           December 31, 1998.

10.13     Secured Promissory Note          Exhibit 10.20 to
          between Stephen R. Light         Registrant's
          and the Registrant               Annual Report on
          dated December 18, 1998.         Form 10-K for
                                           the year ended
                                           December 31, 1998.

10.14     Pledge Agreement between         Exhibit 10.21 to
          Stephen R. Light and the         Registrant's
          Registrant dated                 Annual Report on
          December 18, 1998.               Form 10-K for
                                           the year ended
                                           December 31, 1998.

10.15     Separation Agreement             Exhibit 10.2
          between Registrant               to Registrant's
          and D. J. Smoke dated            Quarterly Report
          July 22, 1999.                   on Form 10-Q
                                           filed with the
                                           Commission on
                                           August 12, 1999.

10.16     Employment Agreement                                    X
          between Registrant and
          M. W. Salsieder dated
          June 23, 1999.

10.17     Secured Promissory Note                                 X
          between Registrant and
          M. W. Salsieder dated
          June 23, 1999.

10.18     Pledge Agreement                                        X
          between Registrant and
          M. W. Salsieder dated
          June 23, 1999.

10.19     Consulting Agreement                                    X
          between Registrant and
          Wayne T. Ewing dated
          February 1, 2000.

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