Form 10-Q
period 2000-03-31
BUCYRUS INTERNATIONAL INC
filed 2000-05-15
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding May 10, 2000

     Common Stock, $.01 par value                      1,442,150


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Statements of Operations -
         Quarters ended March 31, 2000 and 1999                        4

         Consolidated Condensed Statements of
         Comprehensive Income (Loss) - Quarters ended
         March 31, 2000 and 1999                                       5

         Consolidated Condensed Balance Sheets -
         March 31, 2000 and December 31, 1999                        6-7

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 2000 and 1999                        8

         Notes to Consolidated Condensed Financial
         Statements                                                 9-18

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations      19-24

PART II. OTHER INFORMATION:

       Item 6 - Exhibits and Reports on Form 8-K                      25

       Signature Page                                                 26



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarter Ended March 31,
                                        2000            1999
Revenues:
  Net sales                          $   65,992      $   74,610
  Other income                              114             535
                                     __________      __________

                                         66,106          75,145
                                     __________      __________
Costs and Expenses:
  Cost of products sold                  57,983          60,359
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses               14,105          11,444
  Interest expense                        5,349           4,757
                                     __________      __________

                                         77,437          76,560
                                     __________      __________

Loss before income taxes                (11,331)         (1,415)

Income taxes (benefit)                      165             681
                                     __________      __________

Net loss                             $  (11,496)     $   (2,096)


Net loss per share
 of common stock:

   Basic                             $    (7.97)     $    (1.45)


   Diluted                           $    (7.97)     $    (1.45)




         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                        COMPREHENSIVE INCOME (LOSS)
                          (Dollars in Thousands)

                                         Quarter Ended March 31,
                                         2000            1999

Net loss                               $(11,496)       $ (2,096)

Other comprehensive loss -
  foreign currency translation
  adjustments                            (1,515)         (2,075)
                                       ________        ________

Comprehensive loss                     $(13,011)       $ (4,171)




         See notes to consolidated condensed financial statements.


                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,       December 31,                                     March 31,       December 31,
                                  2000              1999                                           2000              1999
                                                                LIABILITIES AND COMMON
ASSETS                                                            SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $  8,739          $  8,369          accrued expenses             $ 61,064          $ 64,640
 Receivables                      62,002            61,023         Liabilities to customers
 Inventories                     120,592           125,132          on uncompleted contracts
 Prepaid expenses and                                               and warranties                  8,026             4,876
  other current assets             7,095             5,502         Income taxes                       928               353
                                ________          ________         Short-term obligations             154               445
                                                                   Current maturities of
 Total Current Assets            198,428           200,026          long-term debt                  7,426             7,518
                                                                                                 ________          ________
OTHER ASSETS:
 Restricted funds                                                  Total Current Liabilities       77,598            77,832
  on deposit                          94                89
 Goodwill                         68,710            69,335        LONG-TERM LIABILITIES:
 Intangible assets - net          39,801            40,357         Liabilities to customers on
 Other assets                     11,427            11,375          uncompleted contracts
                                ________           _______          and warranties                  4,340             4,367
                                                                   Postretirement benefits         13,966            13,984
                                 120,032           121,156         Deferred expenses and other     11,609            12,645
                                                                                                 ________          ________
PROPERTY, PLANT AND EQUIPMENT:
 Cost                            115,507           115,376                                         29,915            30,996
 Less accumulated                                                 LONG-TERM DEBT, less
  depreciation                   (22,140)          (19,571)        current maturities             223,175           214,009
                                ________          ________
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                  93,367            95,805         Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,700,000 shares, issued
                                                                    shares 1,444,650                   14                14
                                                                   Additional paid-in capital     144,451           144,451
                                                                   Treasury stock -
                                                                    2,500 shares, at cost            (196)             (196)
                                                                   Note receivable from
                                                                    shareholders                     (524)             (524)
                                                                   Accumulated deficit            (49,493)          (37,997)
                                                                   Accumulated other
                                                                    comprehensive
                                                                    income (loss)                 (13,113)          (11,598)
                                                                                                 ________          ________

                                                                                                   81,139            94,150
                                ________          ________                                       ________          ________

                                $411,827          $416,987                                       $411,827          $416,987



                         See notes to consolidated condensed financial statements.


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                            Quarter Ended March 31,
                                            2000            1999

Net Cash Provided By (Used in)
Operating Activities                      $ (8,062)       $  9,543
                                          ________        ________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                              (5)              3
Purchases of property, plant
  and equipment                               (780)         (2,040)
Proceeds from sale of property, plant
  and equipment                                572              42
                                          ________        ________

Net cash used in investing activities         (213)         (1,995)
                                          ________        ________
Cash Flows From Financing Activities
Net increase (decrease) in long-term
  debt and other bank borrowings             8,783          (9,362)
Purchase of treasury stock                       -             (75)
                                          ________        ________

Net cash provided by (used in)
  financing activities                       8,783          (9,437)
                                          ________        ________

Effect of exchange rate changes on cash       (138)           (438)
                                          ________        ________
Net increase (decrease) in cash
  and cash equivalents                         370          (2,327)
Cash and cash equivalents at
  beginning of period                        8,369           8,821
                                          ________        ________
Cash and cash equivalents at
  end of period                           $  8,739        $  6,494




Supplemental Disclosures of Cash Flow Information

                                            2000            1999
Cash paid during the
 period for:
  Interest                                $  8,495        $  8,089
  Income taxes - net of refunds                132             143



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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

3. Inventories consist of the following:

                                      March 31,      December 31,
                                        2000             1999
                                         (Dollars in Thousands)

   Raw materials and parts            $ 12,927         $ 13,470
   Costs relating to
     uncompleted contracts               2,689            1,000
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                (589)               -
   Work in process                      20,114           16,193
   Finished products (primarily
     replacement parts)                 85,451           94,469
                                      ________         ________

                                      $120,592         $125,132


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                                         Quarter Ended March 31,
                                         2000           1999
                                      (Dollars in Thousands, Except
                                           Per Share Amounts)
Basic and Diluted

  Net loss                            $  (11,496)    $   (2,096)


  Weighted average shares outstanding  1,442,150      1,442,442


  Net loss per share                  $    (7.97)    $    (1.45)


5. In 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 133"). SFAS 133 is now effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company may implement SFAS 133 as of the beginning of any fiscal quarter. SFAS 133 cannot be applied retroactively. Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 will not have a material effect on its financial position or results of operations.

6. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through a layoff and also reduced the number of its salaried employees. These activities resulted in a restructuring charge of $2,695,000 in the first quarter of 2000. Such amount primarily relates to severance payments and related matters and is included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations.

7. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 2000
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                    $ 35,280     $  9,502       $ 36,148      $(14,938)     $ 65,992
  Other income                    1,811            1             88        (1,786)          114
                               ________     ________       ________      ________      ________

                                 37,091        9,503         36,236       (16,724)       66,106
                               ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold          31,742        9,316         30,868       (13,943)       57,983
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses       10,144          406          3,555             -        14,105
  Interest expense                5,126          429          1,580        (1,786)        5,349
                               ________     ________       ________      ________      ________

                                 47,012       10,151         36,003       (15,729)       77,437
                               ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net loss of
  consolidated subsidiaries      (9,921)        (648)           233          (995)      (11,331)
Income taxes (benefit)              455         (260)           (30)            -           165
                               ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries     (10,376)        (388)           263          (995)      (11,496)

Equity in net loss of
  consolidated subsidiaries        (125)           -              -           125             -
                               ________     ________       ________      ________      ________

Net earnings (loss)            $(10,501)    $   (388)      $    263      $   (870)     $(11,496)


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


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           March 31, 2000
                                       (Dollars in Thousands)

                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents    $      -     $     47       $  8,692      $       -     $  8,739
  Receivables                    35,912        6,428         19,662              -       62,002
  Intercompany receivables       72,116        1,277         11,633        (85,026)           -
  Inventories                    71,173        3,333         47,501         (1,415)     120,592
  Prepaid expenses and
    other current assets            784          267          6,044              -        7,095
                               ________     ________       ________      ________      ________

  Total Current Assets          179,985       11,352         93,532        (86,441)     198,428

OTHER ASSETS:
  Restricted funds on deposit         -            -             94              -           94
  Goodwill                       68,710            -              -              -       68,710
  Intangible assets - net        39,778           23              -              -       39,801
  Other assets                    9,306            -          2,121              -       11,427
  Investment in subsidiaries     17,212            -              -        (17,212)           -
                               ________     ________       ________      _________     ________

                                135,006           23          2,215        (17,212)     120,032

PROPERTY, PLANT AND
 EQUIPMENT - net                 70,060        8,815         14,492              -       93,367
                               ________     ________       ________      _________     ________

                               $385,051     $ 20,190       $110,239      $(103,653)    $411,827


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 41,649     $  1,781       $ 17,925      $    (291)    $ 61,064
  Intercompany payables           1,056       20,927         56,048        (78,031)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                5,207            -          2,819              -        8,026
  Income taxes                      164           55            709              -          928
  Short-term obligations            154            -              -              -          154
  Current maturities of
    long-term debt                  386            -          7,040              -        7,426
                               ________     ________       ________      _________     ________

  Total Current Liabilities      48,616       22,763         84,541        (78,322)      77,598

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                4,305            -             35              -        4,340
  Postretirement benefits        13,475            -            491              -       13,966
  Deferred expenses and other    10,053          495          1,061              -       11,609
                               ________     ________       ________      _________     ________

                                 27,833          495          1,587              -       29,915

LONG-TERM DEBT, less
  current maturities            219,344            -          3,831              -      223,175

COMMON SHAREHOLDERS'
  INVESTMENT                     89,258       (3,068)        20,280        (25,331)      81,139
                               ________     ________       ________      _________     ________

                               $385,051     $ 20,190       $110,239      $(103,653)    $411,827


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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 40,185     $  1,607       $ 23,139      $    (291)    $ 64,640
  Intercompany payables             905       19,749         55,882        (76,536)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                4,200            -            676              -        4,876
  Income taxes                      150           46            157              -          353
  Short-term obligations            150            -            295              -          445
  Current maturities of
    long-term debt                  413            -          7,105              -        7,518
                               ________     ________       ________      _________     ________

  Total Current Liabilities      46,003       21,402         87,254        (76,827)      77,832

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                4,332            -             35              -        4,367
  Postretirement benefits        13,480            -            504              -       13,984
  Deferred expenses and other    11,316          334            995              -       12,645
                               ________     ________       ________      _________     ________

                                 29,128          334          1,534              -       30,996

LONG-TERM DEBT, less
  current maturities            210,105            -          3,904              -      214,009

COMMON SHAREHOLDERS'
  INVESTMENT                    101,272       (2,680)        21,827        (26,269)      94,150
                               ________     ________       ________      _________     ________

                               $386,508     $ 19,056       $114,519      $(103,096)    $416,987


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 2000
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities       $ (8,914)    $     49       $    803      $      -      $ (8,062)
                               ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                    -            -             (5)            -            (5)
Purchases of property,
  plant and equipment              (303)         (25)          (452)            -          (780)
Proceeds from sale of
  property, plant and
  equipment                           -            -            572             -           572
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in)investing activities          (303)         (25)           115             -          (213)
                               ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net decrease in long-term
  debt and other bank
  borrowings                      9,217            -           (434)            -         8,783
Purchase of treasury stock            -            -              -             -             -
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities        9,217            -           (434)            -         8,783
                               ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                     -            -           (138)            -          (138)
                               ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents                -           24            346             -           370
Cash and cash equivalents
  at beginning of period              -           23          8,346             -         8,369
                               ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period             $      -     $     47       $  8,692      $      -      $  8,739


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 1999
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities       $ 11,061     $    220       $ (1,738)     $      -      $  9,543
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



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 2000 and 1999.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 2000 and December 31, 1999 were as follows:

                                   March 31,      December 31,
                                     2000             1999
                                      (Dollars in Thousands)

   Working capital                 $120,830         $122,194
   Current ratio                   2.6 to 1         2.6 to 1

   The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the Revolving Credit Facility (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                          Quarter Ended March 31,
                                          2000           1999
                                           (Dollars in Thousands)

Loss before income taxes                $(11,331)      $ (1,415)
Non-cash expenses:
 Depreciation                              2,899          2,744
 Amortization                              1,427          1,405
 (Gain) loss on sale of fixed assets         (50)           (15)
Interest expense                           5,349          4,757
                                        ________       ________

Adjusted EBITDA (1)                     $ (1,706)      $  7,476


(1) Adjusted EBITDA for the quarter ended March 31, 2000 includes a $2,695,000 restructuring charge primarily related to severance payments and related matters.

   The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The credit agreement, as amended, expires on July 3, 2001. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at March 31, 2000 were $68,700,000 at a weighted average interest rate of 9.1%. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At March 31, 2000, there were $4,800,000 of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at March 31, 2000 was $4,192,000, which is net of $1,463,000 that is to be used for the September 15, 2000 interest payment on the Senior Notes.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors, and Harris Trust and Savings Bank, as Trustee. Interest thereon is payable each March 15 and September 15.

   Both the Revolving Credit Facility and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Revolving Credit Facility contains a number of financial covenants that, among other items, require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined); (ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth. On March 14, 2000, the Revolving Credit Facility was amended to grant the Company a period of time during 2000 whereby the Company will not be subject to certain of the financial covenants contained in the Revolving Credit Facility. Subsequent to this period of time, the Company will be subject to revised financial covenants under the Revolving Credit Facility, which management believes are achievable. As a result, borrowings continue to be presented as long-term.

   In 1999, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott (1986) Ltd. ("Bennett & Emmott") on April 30, 1999. The C$10,000,000 revolving term loan portion of this facility expires on December 31, 2000 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At March 31, 2000, Bucyrus Canada Limited was in compliance with these covenants.

   The Company believes that current levels of cash and liquidity, together with funds expected to be generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future. The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances.

   Capital Resources

   At March 31, 2000, the Company had approximately $1,726,000 of open capital appropriations. The Company's capital expenditures for the quarter ended March 31, 2000 were $780,000 compared with $2,040,000 for the quarter ended March 31, 1999. In the near term, the Company currently anticipates spending closer to the 2000 level.

Capitalization

   The long-term debt to equity ratio at March 31, 2000 and December 31, 1999 was 2.8 to 1 and 2.3 to 1, respectively. The long-term debt to total capitalization ratio at March 31, 2000 and December 31, 1999 was .7 to 1. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 2000 were $65,992,000 compared with $74,610,000 for the first quarter of 1999. Net sales of repair parts and services for the first quarter of 2000 were $51,736,000 compared with $51,390,000 for the first quarter of 1999. Machine sales for the first quarter of 2000 were $14,256,000, which is a decrease of 38.6% from the first quarter of 1999. The decrease was primarily in electric mining shovels. Machine sales continue to be affected by low mineral prices.

   Cost of Products Sold

   Cost of products sold for the first quarter of 2000 was $57,983,000 or 87.9% of net sales compared with $60,359,000 or 80.9% of net sales for the first quarter of 1999. The increase in the cost of products sold percentage for 2000 was primarily due to unfavorable manufacturing variances resulting from lower manufacturing activity associated with lower bookings in 1999, the mix of the aftermarket items shipped and lower machine margins. Included in cost of products sold for 2000 and 1999 was $1,172,000 and $1,159,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company in 1997 by Bucyrus Holdings, LLC (formerly known as American Industrial Partners Acquisition Company, LLC).

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 2000 were $14,105,000 or 21.4% of net sales compared with $11,444,000 or 15.3% of net sales for the first quarter of 1999. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through a layoff and also reduced the number of its salaried employees. As a result, a $2,695,000 restructuring charge primarily related to severance payments and related matters was recorded in the first quarter of 2000.

   Interest Expense

   Interest expense for the first quarter of 2000 was $5,349,000 compared with $4,757,000 for the first quarter of 1999. Included in interest expense for 2000 and 1999 was $3,656,000 related to the Senior Notes. Also included in interest expense for 2000 was $190,000 of interest expense related to debt incurred for the acquisition and operation of Bennett & Emmott. The remainder of the increase in interest expense was due to increased borrowings under the Revolving Credit Facility.

   Income Taxes (Benefit)

   Income tax expense (benefit) consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the first quarter of 2000 was $11,496,000 compared with net loss of $2,096,000 for the first quarter of 1999. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 2000 and 1999 were $4,326,000 and $4,149,000, respectively.

   Backlog and New Orders

   The Company's consolidated backlog at March 31, 2000 was $174,694,000 compared with $187,278,000 at December 31, 1999 and $241,579,000 at March 31,
1999. Machine backlog at March 31, 2000 was $29,714,000, which is a decrease of 27.5% from December 31, 1999 and a decrease of 70.1% from March 31, 1999. In 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which was completed in the first quarter of 2000. Included in backlog at December 31, 1999 and March 31, 1999 was $2,376,000 and $21,084,000, respectively, related to this machine. During the fourth quarter of 1998, the Company sold four electric mining shovels and three blasthole drills to a customer in Peru for a new copper mine in that country. Also, during the fourth quarter of 1998, the Company sold three partial draglines to a customer in India. Repair parts and service backlog at March 31, 2000 was $144,980,000, compared with $146,281,000 at December 31,
1999 and $142,207,000 at March 31, 1999.

   New orders for the first quarter of 2000 were $53,408,000 compared with $53,732,000 for the first quarter of 1999. New machine orders were $2,973,000, which is a decrease of 66.6% from the first quarter of 1999, and included one blasthole drill which was in inventory at December 31, 1999. New repair parts and service orders for the first quarter of 2000 were $50,435,000, which is an increase of 12.5% from the first quarter of 1999. Both new machine orders and parts and service orders continue to be affected by the low worldwide price of copper and coal and the lower demand for other minerals.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at March 31, 2000 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's overall foreign currency exchange rate exposure at March 31, 2000, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed during the first quarter of 2000.


                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 12, 2000                /s/Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 12, 2000                /s/Theodore C. Rogers
                                     President and Chief Executive Officer



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2000


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
      11 of the Bankruptcy Code,
      as modified December 1, 1994,
      including Exhibits.

 3.1  Restated Certificate         Exhibit 3.6 to
      of Incorporation of          Registrant's
      Registrant.                  Annual Report on
                                   Form 10-K for
                                   the year ended
                                   December 31, 1998.

 3.2  By-laws of Registrant.       Exhibit 3.5 to
                                   Registrant's
                                   Annual Report on
                                   Form 10-K for
                                   the year ended
                                   December 31, 1998.

 3.3  Certificate of Amendment                              X
      to Certificate of
      Formation of Bucyrus
      Holdings, LLC, effective
      March 25, 1999.

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

      (e) Fifth amendment dated    Exhibit 10.1(e)
      March 14, 2000 to Credit     to Registrant's
      Agreement.                   Annual Report on
                                   Form 10-K for
                                   the year ended
                                   December 31, 1999.

10.2  Separation Agreement         Exhibit 10.2
      between Registrant           to Registrant's
      and D. J. Smoke dated        Quarterly Report
      July 22, 1999.               on Form 10-Q
                                   filed with the
                                   Commission on
                                   August 12, 1999.

10.3  Employment Agreement         Exhibit 10.16
      between Registrant and       to Registrant's
      M. W. Salsieder dated        Annual Report on
      June 23, 1999.               Form 10-K for
                                   the year ended
                                   December 31, 1999.

10.4  Secured Promissory Note      Exhibit 10.17
      between Registrant and       to Registrant's
      M. W. Salsieder dated        Annual Report on
      June 23, 1999.               Form 10-K for
                                   the year ended
                                   December 31, 1999.

10.5  Pledge Agreement             Exhibit 10.18
      between Registrant and       to Registrant's
      M. W. Salsieder dated        Annual Report on
      June 23, 1999.               Form 10-K for
                                   the year ended
                                   December 31, 1999.

10.6  Consulting Agreement         Exhibit 10.19
      between Registrant and       to Registrant's
      Wayne T. Ewing dated         Annual Report on
      February 1, 2000.            Form 10-K for
                                   the year ended
                                   December 31, 1999.

27.1  Financial Data Schedule                               X
      (Edgar filing only.)