Form 10-Q
period 2000-06-30
BUCYRUS INTERNATIONAL INC
filed 2000-08-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding August 14, 2000

Common Stock, $.01 par value                             1,441,400



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                 Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 2000
           and 1999                                                   4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and six months ended
           June 30, 2000 and 1999                                     5

           Consolidated Condensed Balance Sheets -
           June 30, 2000 and December 31, 1999                      6-7

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2000 and 1999                    8

           Notes to Consolidated Condensed Financial
           Statements                                              9-21

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                   22-28


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                   29

         Signature Page                                              30


                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)

                                Quarters Ended June 30,      Six Months Ended June 30,
                                 2000           1999           2000         1999
Revenues:
  Net sales                   $   67,481     $   90,549     $  133,473   $  165,159
  Other income                       750            237            864          772
                              __________     __________     __________   __________

                                  68,231         90,786        134,337      165,931
                              __________     __________     __________   __________
Costs and Expenses:
  Cost of products sold           61,568         73,563        119,551      133,922
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        12,322         12,804         26,427       24,248
  Interest expense                 5,604          4,727         10,953        9,484
                              __________     __________     __________   __________

                                  79,494         91,094        156,931      167,654
                              __________     __________     __________   __________

Loss before income taxes         (11,263)          (308)       (22,594)      (1,723)

Income taxes                         586            448            751        1,129
                              __________     __________     __________   __________

Net loss                      $  (11,849)    $     (756)    $  (23,345)  $   (2,852)


Net loss per share
  of common stock:

    Basic                     $    (8.22)    $     (.52)    $   (16.19)  $    (1.98)


    Diluted                   $    (8.22)    $     (.52)    $   (16.19)  $    (1.98)

                     See notes to consolidated condensed financial statements.


                               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)

                                Quarters Ended June 30,      Six Months Ended June 30,
                                 2000           1999           2000         1999

Net loss                      $  (11,849)    $     (756)    $  (23,345)  $   (2,852)

Other comprehensive loss -
  foreign currency translation
  adjustments                     (2,117)        (1,049)        (3,632)      (3,124)
                              __________     __________     __________   __________

Comprehensive loss            $  (13,966)    $   (1,805)    $  (26,977)  $   (5,976)

                     See notes to consolidated condensed financial statements.
</TALBE>


                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)

                                June 30,        December 31,                                      June 30,       December 31,
                                  2000              1999                                            2000             1999
ASSETS                                                            LIABILITIES AND COMMON
CURRENT ASSETS:                                                    SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    CURRENT LIABILITIES:
  equivalents                   $  6,016          $  8,369         Accounts payable and
 Receivables                      58,378            61,023          accrued expenses              $ 67,677         $ 64,640
 Inventories                     116,424           125,132         Liabilities to customers
 Prepaid expenses and                                               on uncompleted contracts
  other current assets             6,633             5,502          and warranties                   6,055            4,876
                                ________          ________         Income taxes                      1,017              353
                                                                   Short-term obligations              138              445
 Total Current Assets            187,451           200,026         Current maturities of
                                                                    long-term debt                   6,745            7,518
OTHER ASSETS:                                                                                     ________         ________
 Restricted funds                                                  Total Current
  on deposit                          88                89          Liabilities                     81,632           77,832
 Goodwill                         61,512            69,335
 Intangible assets - net          39,245            40,357        LONG-TERM LIABILITIES:
 Other assets                     11,309            11,375         Liabilities to customers on
                                ________          ________          uncompleted contracts
                                                                    and warranties                   4,312            4,367
                                 112,154           121,156         Postretirement benefits          14,121           13,984
                                                                   Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                      and other                       10,914           12,645
 Cost                            115,645           115,376                                        ________         ________
 Less accumulated
  depreciation                   (24,426)          (19,571)                                         29,347           30,996
                                ________          ________        LONG-TERM DEBT, less
                                                                   current maturities              219,245          214,009
                                  91,219            95,805
                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,700,000 shares, issued
                                                                    1,444,650 shares                    14               14
                                                                   Additional paid-in capital      144,451          144,451
                                                                   Treasury stock - 2,500
                                                                    shares, at cost                   (196)            (196)
                                                                   Notes receivable from
                                                                    shareholders                      (524)            (524)
                                                                   Accumulated deficit             (67,915)         (37,997)
                                                                   Accumulated other
                                                                    comprehensive income           (15,230)         (11,598)
                                                                                                  ________         ________

                                                                                                    60,600           94,150
                                ________          ________                                        ________         ________

                                $390,824          $416,987                                        $390,824         $416,987

                         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                              Six Months Ended June 30,
                                                2000             1999

Net Cash Provided By (Used In)
Operating Activities                         $   (5,301)      $    9,822
                                             __________       __________
Cash Flows From Investing Activities
Decrease in restricted funds on deposit               1                3
Purchases of property, plant
  and equipment                                  (1,695)          (3,897)
Proceeds from sale of property, plant
  and equipment                                     883               94
Purchase of Bennett & Emmott (1986) Ltd.              -           (7,005)
                                             __________       __________

Net cash used in investing activities              (811)         (10,805)
                                             __________       __________
Cash Flows From Financing Activities
Net increase in long-term
  debt and other bank borrowings                  4,156            1,226
Purchase of treasury stock                            -             (156)
                                             __________       __________
Net cash provided by
  financing activities                            4,156            1,070
                                             __________       __________
Effect of exchange rate
  changes on cash                                  (397)            (434)
                                             __________       __________
Net decrease in cash
  and cash equivalents                           (2,353)            (347)
Cash and cash equivalents at
  beginning of period                             8,369            8,821
                                             __________       __________
Cash and cash equivalents at
  end of period                              $    6,016       $    8,474



Supplemental Disclosures of Cash Flow Information

                                                2000             1999
Cash paid during the period for:
  Interest                                   $   10,526       $    9,414
  Income taxes - net of refunds                       3              787


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

3. Inventories consist of the following:

                                     June 30,       December 31,
                                       2000             1999
                                         (Dollars in Thousands)

   Raw materials and parts           $ 14,069         $ 13,470
   Costs relating to
     uncompleted contracts              1,727            1,000
   Customers' advances offset
     against costs incurred on
     uncompleted contracts               (320)               -
   Work in process                     20,370           16,193
   Finished products (primarily
     replacement parts)                80,578           94,469
                                     ________         ________

                                     $116,424         $125,132


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                      Quarters Ended June 30,     Six Months Ended June 30,
                        2000         1999            2000         1999
                              (Dollars in Thousands, Except
                                   Per Share Amounts)
Basic and Diluted

 Net loss            $  (11,849)  $     (756)     $  (23,345)  $   (2,852)


 Weighted average
  shares outstanding  1,442,150    1,442,405       1,442,150    1,442,423


 Net loss per share  $    (8.22)  $     (.52)     $   (16.19)  $    (1.98)


5. In 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 133"). In June 2000, the FASB also issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The new pronouncements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company may implement SFAS 133 as amended by SFAS 138 as of the beginning of any fiscal quarter, but cannot apply the pronouncements retroactively. Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 as amended by SFAS 138 will not have a material effect on its financial position or results of operations.

6. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through a layoff and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $857,000 and $3,552,000 in the quarter and six months ended June 30, 2000, respectively. Such amounts primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations.

7. An affiliate of the Company, which is controlled by American Industrial Partners Capital Fund II, L.P., has acquired, as of August 14, 2000, $75,635,000 of the Company's $150,000,000 issue of 9.75% Senior Notes due 2007 ("Senior Notes"). The amount acquired as of June 30, 2000 was $47,100,000. An election was made by the affiliate effective April 1, 2000 which will allow it to begin filing consolidated Federal tax returns with the Company. As a result, certain Federal net operating loss carryforwards of the Company are expected to be utilized in fiscal 2000 on a consolidated basis. Prior to April 1, 2000, such operating loss carryforwards were evaluated as not being realizable and valuation allowances had been established. In the second quarter, a portion of the net operating loss carryforwards and the corresponding valuation allowance were reversed.

8. The Company's payment obligations under its Senior Notes are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, the statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 2000
                                       (Dollars in Thousands)

                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 38,205     $  8,735       $ 34,691      $(14,150)     $ 67,481
  Other income                 1,662            2            114        (1,028)          750
                            ________     ________       ________      ________      ________

                              39,867        8,737         34,805       (15,178)       68,231
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       36,756        8,997         29,790       (13,975)       61,568
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   7,994          368          3,960             -        12,322
  Interest expense             5,341          462            829        (1,028)        5,604
                            ________     ________       ________      ________      ________

                              50,091        9,827         34,579       (15,003)       79,494
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net loss of
  consolidated subsidiaries  (10,224)      (1,090)           226          (175)      (11,263)
Income taxes                     116          273            197             -           586
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries  (10,340)      (1,363)            29          (175)      (11,849)

Equity in net loss of
  consolidated subsidiaries   (1,334)           -              -         1,334             -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $(11,674)    $ (1,363)      $     29      $  1,159      $(11,849)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 1999
                                       (Dollars in Thousands)

                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 63,450     $ 10,055       $ 50,420      $(33,376)     $ 90,549
  Other income                 1,108            1            181        (1,053)          237
                            ________     ________       ________      ________      ________

                              64,558       10,056         50,601       (34,429)       90,786
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       53,226        8,610         44,789       (33,062)       73,563
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   8,304          616          3,884             -        12,804
  Interest expense             4,584          450            746        (1,053)        4,727
                            ________     ________       ________      ________      ________

                              66,114        9,676         49,419       (34,115)       91,094
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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                   Six Months Ended June 30, 2000
                                       (Dollars in Thousands)

                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 73,485     $ 18,237       $ 70,839      $(29,088)     $133,473
  Other income                 3,473            3            202        (2,814)          864
                            ________     ________       ________      ________      ________

                              76,958       18,240         71,041       (31,902)      134,337
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       68,498       18,313         60,658       (27,918)      119,551
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                  18,138          774          7,515             -        26,427
  Interest expense            10,467          891          2,409        (2,814)       10,953
                            ________     ________       ________      ________      ________

                              97,103       19,978         70,582       (30,732)      156,931
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net loss of
  consolidated subsidiaries  (20,145)      (1,738)           459        (1,170)      (22,594)
Income taxes                     571           13            167             -           751
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries  (20,716)      (1,751)           292        (1,170)      (23,345)

Equity in net loss of
  consolidated subsidiaries   (1,459)           -              -         1,459             -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $(22,175)    $ (1,751)      $    292      $    289      $(23,345)


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

                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           June 30, 2000
                                       (Dollars in Thousands)

                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents    $      -     $     50       $  5,966      $       -     $  6,016
  Receivables                    33,162        5,526         19,690              -       58,378
  Intercompany receivables       71,950        1,529         19,326        (92,805)           -
  Inventories                    67,964        3,180         46,955         (1,675)     116,424
  Prepaid expenses and
    other current assets            653          347          5,633              -        6,633
                               ________     ________       ________      _________     ________

  Total Current Assets          173,729       10,632         97,570        (94,480)     187,451

OTHER ASSETS:
  Restricted funds on deposit         -            -             88              -           88
  Goodwill                       61,512            -              -              -       61,512
  Intangible assets - net        39,245            -              -              -       39,245
  Other assets                    9,118            -          2,191              -       11,309
  Investment in subsidiaries     15,258            -              -        (15,258)           -
                               ________     ________       ________      _________     ________

                                125,133            -          2,279        (15,258)     112,154

PROPERTY, PLANT AND
 EQUIPMENT - net                 68,214        8,613         14,392              -       91,219
                               ________     ________       ________      _________     ________

                               $367,076     $ 19,245       $114,241      $(109,738)    $390,824


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 47,695     $  2,385       $ 17,699      $    (102)    $ 67,677
  Intercompany payables           1,965       20,912         62,892        (85,769)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                3,969            -          2,086              -        6,055
  Income taxes                      385           41            591              -        1,017
  Short-term obligations             47            -             91              -          138
  Current maturities of
    long-term debt                  396            -          6,349              -        6,745
                               ________     ________       ________      _________     ________

  Total Current Liabilities      54,457       23,338         89,708        (85,871)      81,632

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                4,277            -             35              -        4,312
  Postretirement benefits        13,640            -            481              -       14,121
  Deferred expenses and other     9,671          338            905              -       10,914
                               ________     ________       ________      _________     ________

                                 27,588          338          1,421              -       29,347

LONG-TERM DEBT, less
  current maturities            215,822            -          3,423              -      219,245

COMMON SHAREHOLDERS'
  INVESTMENT                     69,209       (4,431)        19,689        (23,867)      60,600
                               ________     ________       ________      _________     ________

                               $367,076     $ 19,245       $114,241      $(109,738)    $390,824


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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 2000
                                       (Dollars in Thousands)

                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities    $ (4,940)    $     52       $   (413)     $      -      $ (5,301)
                            ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                 -            -              1             -             1
Purchases of property,
  plant and equipment           (656)         (62)          (977)            -        (1,695)
Proceeds from sale of
  property, plant and
  equipment                        -           37            846             -           883
                            ________     ________       ________      ________      ________
Net cash used in
  investing activities          (656)         (25)          (130)            -          (811)
                            ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase in long-term
  debt and other
  bank borrowings              5,596            -         (1,440)            -         4,156
Purchase of treasury stock         -            -              -             -             -
                            ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities     5,596            -         (1,440)            -         4,156
                            ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                  -            -           (397)            -          (397)
                            ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                      -           27         (2,380)            -        (2,353)
Cash and cash equivalents
  at beginning of period           -           23          8,346             -         8,369
                            ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period          $      -     $     50       $  5,966      $      -      $  6,016


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


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and six months ended June 30, 2000 and 1999.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 2000 and December 31, 1999 were as follows:
                          June 30,   December 31,
                            2000         1999
                            (Dollars in Thousands)

   Working capital        $105,819     $122,194
   Current ratio          2.3 to 1     2.6 to 1

   The decrease in working capital and current ratio was primarily due to a decrease in inventories. The Company continues to have the equivalent of two completed shovels in inventory due to a decrease in new machine orders.

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

                  Quarters Ended June 30,  Six Months Ended June 30,
                    2000        1999         2000          1999
                                  (Dollars in Thousands)
Loss before
 income taxes     $(11,263)   $   (308)    $(22,594)     $ (1,723)
Non-cash expenses:
 Depreciation        2,829       2,716        5,728         5,460
 Amortization        1,511       1,408        2,938         2,813
 (Gain) loss
  on sale of
  fixed assets          61          43           11            28
Interest expense     5,604       4,727       10,953         9,484
                  ________    ________     ________      ________

Adjusted
 EBITDA (1)       $ (1,258)   $  8,586     $ (2,964)     $ 16,062

(1) Adjusted EBITDA for the quarter and six months ended June 30, 2000 includes a restructuring charge of $857,000 and $3,552,000, respectively, primarily related to severance payments and related matters.

   The Company has a credit agreement with Bank One, Wisconsin which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The credit agreement, as amended, expires on July 3, 2001. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at June 30, 2000 were $65,300,000 at a weighted average interest rate of 9.9%. The issuance of standby letters of credit under the Revolving Credit Facility and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At June 30, 2000, there were $14,481,000 of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at June 30, 2000 was $3,191,000, which is net of $5,850,000 that is to be used for the September 15, 2000 interest payment on the Senior Notes.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantors, and Harris Trust and Savings Bank, as Trustee (the "Senior Notes Indenture"). Interest thereon is payable each March 15 and September 15. An affiliate of the Company, which is controlled by American Industrial Partners Capital Fund II, L.P., has acquired, as of August 14, 2000, $75,635,000 of the Company's $150,000,000 issue of 9.75% Senior Notes due 2007 ("Senior Notes").

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

   In 1999, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott (1986) Ltd. ("Bennett & Emmott") on April 30, 1999. The C$10,000,000 revolving term loan portion of this facility, which bears interest at the bank's prime lending rate plus 1.50%, has been extended and now expires on July 1, 2001. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At June 30, 2000, Bucyrus Canada Limited was in compliance with these covenants.

   Operating Losses

   The Company is highly leveraged and recent developments (particularly low sales volumes) have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, it continues to closely monitor its operations and has initiated discussions to extend its credit agreement and has begun other initiatives.

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's financial resources will be sufficient for the Company to satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company continues to project that future cash flows will be sufficient to recover the carrying value of its long-lived assets.

   Capital Resources

   At June 30, 2000, the Company had approximately $1,563,000 of open capital appropriations. The Company's capital expenditures for the six months ended June 30, 2000 were $1,695,000 compared with $3,897,000 for the six months ended June 30, 1999. In the near term, the Company currently anticipates spending closer to the 2000 level.

Capitalization

   The long-term debt to equity ratio at June 30, 2000 and December 31, 1999 was 3.6 to 1 and 2.3 to 1, respectively. The long-term debt to total capitalization ratio at June 30, 2000 and December 31, 1999 was .8 to 1 and
 .7 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and six months ended June 30, 2000 were $67,481,000 and $133,473,000, respectively, compared with $90,549,000 and
$165,159,000 for the quarter and six months ended June 30, 1999, respectively. Net sales of repair parts and services for the quarter and six months ended June 30, 2000 were $52,786,000 and $104,522,000, respectively, which is a decrease of $1,826,000 or 3.3% and $1,480,000 or 1.4% from the quarter and six months ended June 30, 1999, respectively. Net machine sales for the quarter and six months ended June 30, 2000 were $14,695,000 and $28,951,000, respectively, which is a decrease of 59.1% and 51.1% from the quarter and six months ended June 30, 1999, respectively. Machine sales continue to be affected by low mineral prices.

   Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 2000 was $61,568,000 or 91.2% of net sales compared with $73,563,000 or 81.2% of net sales for the quarter ended June 30, 1999. For the six months ended June 30, 2000, cost of products sold was $119,551,000 or 89.6% of net sales compared with $133,922,000 or 81.1% of net sales for the six months ended June 30, 1999. The increase in the cost of products sold percentage for 2000 was primarily due to unfavorable manufacturing variances resulting from lower manufacturing activity associated with lower machine bookings in 1999 and 2000, the mix of the aftermarket items shipped and lower machine margins. Included in cost of products sold for the six months ended June 30, 2000 was approximately $1,300,000 of costs associated with the closing of its manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Also included in cost of products sold for the six months ended June 30, 2000 and 1999 was $2,504,000 and $2,326,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company in 1997 by Bucyrus Holdings, LLC.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended June 30, 2000 were $12,322,000 or 18.3% of net sales compared with $12,804,000 or 14.1% of net sales for the quarter ended June 30, 1999. The amounts for the six months ended June 30, 2000 and 1999 were $26,427,000 or 19.8% of net sales and $24,248,000 or 14.7% of net sales, respectively. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through a layoff and also reduced the number of its salaried employees. As a result, restructuring charges of $857,000 and $3,552,000 were included in the amounts for the quarter and six months ended June 30, 2000, respectively. These charges primarily related to severance payments and related matters. Included in the amounts for the quarter and six months ended June 30, 1999 was $508,000 of severance expense.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 2000 was $5,604,000 and $10,953,000, respectively, compared with $4,727,000 and
$9,484,000 for the quarter and six months ended June 30, 1999, respectively. Included in interest expense for the quarters and six months ended June 30, 2000 and 1999 was $3,657,000 and $7,313,000, respectively, related to the Senior Notes. Also included in interest expense for the quarter and six months ended June 30, 2000 was $193,000 and $383,000, respectively, related to debt incurred for the acquisition and operation of Bennett & Emmott. This compares with $81,000 for the quarter and six months ended June 30, 1999. The remainder of the increase in interest expense was due to increased borrowings under the Revolving Credit Facility.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the quarter and six months ended June 30, 2000 was $11,849,000 and $23,345,000, respectively, compared with a net loss of $756,000 and $2,852,000 for the quarter and six months ended June 30, 1999, respectively. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 2000 were $4,340,000 and $8,666,000, respectively, compared with $4,124,000 and $8,273,000 for the quarter and six months ended June 30, 1999, respectively.

   Backlog and New Orders

   The Company's consolidated backlog on June 30, 2000 was $177,155,000 compared with $187,278,000 at December 31, 1999 and $207,400,000 at June 30,
1999. Machine backlog at June 30, 2000 was $26,986,000, which is a decrease of 34.2% from December 31, 1999 and a decrease of 67.2% from June 30, 1999.
In 1997, the Company executed a contract with an Australian mining company for the sale of a Model 2570WS dragline which was completed in the first quarter of 2000. Included in backlog at December 31, 1999 and June 30, 1999 was $2,376,000 and $10,017,000, respectively, related to this machine. Repair parts and service backlog at June 30, 2000 was $150,169,000 compared with $146,281,000 at December 31, 1999 and $125,120,000 at June 30, 1999.

   New orders for the quarter and six months ended June 30, 2000 were $69,942,000 and $123,350,000, respectively, compared with $56,369,000 and
$110,101,000 for the quarter and six months ended June 30, 1999, respectively. New machine orders for the quarter and six months ended June 30, 2000 were $11,967,000 and $14,940,000, respectively, which is a decrease of 36.5% and 46.1% from the quarter and six months ended June 30, 1999, respectively. New machine orders continue to be affected by the low worldwide price of copper and coal and the lower demand for other minerals. New repair parts and service orders for the quarter and six months ended June 30, 2000 were $57,975,000 and $108,410,000, respectively, which is an increase of 54.5% and 31.6% from the quarter and six months ended June 30, 1999, respectively. The increase for the six months ended June 30, 2000 is primarily due to an increase in orders from Canadian customers, which is partially due to the acquisition of Bennett & Emmott, and increased service orders in the United States.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at June 30, 2000 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's overall foreign currency exchange rate exposure at June 30, 2000, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the second quarter of 2000.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BUCYRUS INTERNATIONAL, INC.
                                 (Registrant)



Date    August 14, 2000          /s/Craig R. Mackus
                                 Secretary and Controller
                                 Principal Accounting Officer


Date    August 14, 2000          /s/Theodore C. Rogers
                                 President and Chief Executive Officer


                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2000

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
        11 of the Bankruptcy Code,
        as modified December 1, 1994,
        including Exhibits.

 3.1    Restated Certificate              Exhibit 3.6 to
        of Incorporation of               Registrant's
        Registrant.                       Annual Report on
                                          Form 10-K for
                                          the year ended
                                          December 31, 1998.

 3.2    By-laws of Registrant.            Exhibit 3.5 to
                                          Registrant's
                                          Annual Report on
                                          Form 10-K for
                                          the year ended
                                          December 31, 1998.

 3.3    Certificate of Amendment          Exhibit 3.3
        to Certificate of                 to Registrant's
        Formation of Bucyrus              Quarterly Report
        Holdings, LLC, effective          on Form 10-Q
        March 25, 1999.                   filed with the
                                          Commission on
                                          May 15, 2000.

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

10.7    Letter Agreement                                             X
        between Registrant and
        Timothy W. Sullivan
        dated August 8, 2000.

27.1    Financial Data Schedule                                      X
        (Edgar filing only.)