Form 10-Q
period 2000-09-30
BUCYRUS INTERNATIONAL INC
filed 2000-11-06
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

                        Yes   X                No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding November 1, 2000

Common Stock, $.01 par value                             1,440,600



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I. FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 2000
           and 1999                                                  4

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and nine months ended
           September 30, 2000 and 1999                               5

           Consolidated Condensed Balance Sheets -
           September 30, 2000 and December 31, 1999                6-7

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999             8

           Notes to Consolidated Condensed Financial
           Statements                                             9-21

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  22-28


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                  29

         Signature Page                                             30


                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)

                                   Quarters Ended September 30,        Nine Months Ended September 30,
                                      2000              1999                2000              1999
Revenues:
  Net sales                        $   69,260        $   75,977          $  202,733        $  241,136
  Other income                             80               723                 944             1,495
                                   __________        __________          __________        __________

                                       69,340            76,700             203,677           242,631
                                   __________        __________          __________        __________
Costs and Expenses:
  Cost of products sold                54,380            61,900             173,931           195,822
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses             11,802            12,035              38,229            36,283
  Interest expense                      5,554             4,903              16,507            14,387
                                   __________        __________          __________        __________

                                       71,736            78,838             228,667           246,492
                                   __________        __________          __________        __________

Loss before income taxes               (2,396)           (2,138)            (24,990)           (3,861)

Income taxes                            1,189               660               1,940             1,789
                                   __________        __________          __________        __________

Net loss                           $   (3,585)       $   (2,798)         $  (26,930)       $   (5,650)


Net loss per share
  of common stock:

    Basic                          $    (2.49)       $    (1.94)         $   (18.68)       $    (3.92)


    Diluted                        $    (2.49)       $    (1.94)         $   (18.68)       $    (3.92)


                     See notes to consolidated condensed financial statements.


                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)
                                   Quarters Ended September 30,        Nine Months Ended September 30,
                                      2000              1999                2000              1999

Net loss                           $   (3,585)       $   (2,798)         $  (26,930)       $   (5,650)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                          (2,803)              (47)             (6,435)           (3,171)
                                   __________        __________          __________        __________

Comprehensive loss                 $   (6,388)       $   (2,845)         $  (33,365)       $   (8,821)


                     See notes to consolidated condensed financial statements.


                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                  September 30,    December 31,
                                  2000              1999                                          2000             1999
ASSETS                                                          LIABILITIES AND COMMON
CURRENT ASSETS:                                                  SHAREHOLDERS' INVESTMENT
 Cash and cash                                                  CURRENT LIABILITIES:
  equivalents                   $  4,670          $  8,369       Accounts payable and
 Receivables                      55,395            61,023        accrued expenses              $ 59,029         $ 64,640
 Inventories                     111,307           125,132       Liabilities to customers
 Prepaid expenses and                                             on uncompleted contracts
  other current assets             6,668             5,502        and warranties                   9,792            4,876
                                ________          ________       Income taxes                      1,312              353
                                                                 Short-term obligations              186              445
 Total Current Assets            178,040           200,026       Current maturities of
                                                                  long-term debt                  71,646            7,518
OTHER ASSETS:                                                                                   ________         ________
 Restricted funds                                                Total Current
  on deposit                         558                89        Liabilities                    141,965           77,832
 Goodwill                         58,362            69,335
 Intangible assets - net          38,713            40,357      LONG-TERM LIABILITIES:
 Other assets                     10,526            11,375       Liabilities to customers on
                                ________          ________        uncompleted contracts
                                                                  and warranties                   2,447            4,367
                                 108,159           121,156       Postretirement benefits          14,103           13,984
                                                                 Deferred expenses
PROPERTY, PLANT AND EQUIPMENT:                                    and other                       10,516           12,645
 Cost                            114,493           115,376                                      ________         ________
 Less accumulated
  depreciation                   (26,274)          (19,571)                                       27,066           30,996
                                ________          ________      LONG-TERM DEBT, less
                                                                 current maturities              153,792          214,009
                                  88,219            95,805
                                                                COMMON SHAREHOLDERS' INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,444,650 shares                    14               14
                                                                 Additional paid-in capital      144,451          144,451
                                                                 Treasury stock - 4,050
                                                                  shares, at cost                   (351)            (196)
                                                                 Notes receivable from
                                                                  shareholders                      (400)            (524)
                                                                 Accumulated deficit             (74,086)         (37,997)
                                                                 Accumulated other
                                                                  comprehensive income           (18,033)         (11,598)
                                                                                                ________         ________

                                                                                                  51,595           94,150
                                ________          ________                                      ________         ________

                                $374,418          $416,987                                      $374,418         $416,987

                         See notes to consolidated condensed financial statements.



                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                         Nine Months Ended September 30,
                                            2000                 1999

Net Cash Used In Operating Activities    $   (5,273)          $   (4,278)
                                         __________           __________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                             (469)                  10
Purchases of property, plant
  and equipment                              (2,232)              (4,870)
Proceeds from sale of property, plant
  and equipment                               1,381                  106
Purchase of Bennett & Emmott (1986) Ltd.          -               (7,005)
                                         __________           __________

Net cash used in investing activities        (1,320)             (11,759)
                                         __________           __________
Cash Flows From Financing Activities
Net increase in long-term debt
  and other bank borrowings                   3,652               14,125
Purchase of treasury stock                      (31)                (156)
                                         __________           __________
Net cash provided by financing
  activities                                  3,621               13,969
                                         __________           __________
Effect of exchange rate changes
  on cash                                      (727)                (487)
                                         __________           __________
Net decrease in cash and cash
  equivalents                                (3,699)              (2,555)
Cash and cash equivalents at
  beginning of period                         8,369                8,821
                                         __________           __________
Cash and cash equivalents at
  end of period                          $    4,670           $    6,266



Supplemental Disclosures of Cash Flow Information

                                            2000                 1999
Cash paid during the period for:
  Interest                               $   16,341           $   17,678
  Income taxes - net of refunds                 814                1,406



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

3. Inventories consist of the following:

                                     September 30,     December 31,
                                          2000             1999
                                         (Dollars in Thousands)

   Raw materials and parts             $ 12,712          $ 13,470
   Costs relating to
     uncompleted contracts                1,686             1,000
   Customers' advances offset
     against costs incurred on
     uncompleted contracts               (1,011)                -
   Work in process                       17,403            16,193
   Finished products (primarily
     replacement parts)                  80,517            94,469
                                       --------          --------

                                       $111,307          $125,132

4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Although the Company has stock options outstanding, none of these options are dilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                          Quarters Ended            Nine Months Ended
                          September 30,               September 30,
                        2000          1999          2000          1999
                                 (Dollars in Thousands, Except
                                      Per Share Amounts)
Basic and Diluted

 Net loss            $   (3,585)   $   (2,798)   $  (26,930)   $   (5,650)


 Weighted average
  shares outstanding  1,441,546     1,442,187     1,441,947     1,442,344


 Net loss per share  $    (2.49)   $    (1.94)   $   (18.68)   $    (3.92)


5. In 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 133"). In June 2000, the FASB also issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is effective for fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The new pronouncements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company plans to adopt SFAS 133 as amended by SFAS 138 on January 1, 2001. Based on the Company's current transactions involving derivative instruments and hedging, management believes adoption of SFAS 133 as amended by SFAS 138 will not have a material effect on its financial position or results of operations.

6. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $3,601,000 for the nine months ended
   September 30, 2000. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations.

7. An affiliate of the Company, which is controlled by American Industrial Partners Capital Fund II, L.P., acquired $75,635,000 of the Company's $150,000,000 issue of 9.75% Senior Notes due 2007 ("Senior Notes") in 2000. An election was made by the affiliate effective April 1, 2000 which will allow it to begin filing consolidated Federal tax returns with the Company. As a result, certain Federal net operating loss carryforwards of the Company are expected to be utilized in fiscal 2000 on a consolidated basis. Prior to April 1, 2000, such operating loss carryforwards were evaluated as not being realizable and valuation allowances had been established. In the second and third quarters, a portion of the net operating loss carryforwards and the corresponding valuation allowance were reversed.

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


                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                     Quarter Ended September 30, 2000
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 35,789     $  9,004       $ 33,913      $ (9,446)     $ 69,260
  Other income                    888            -            308        (1,116)           80
                             ________     ________       ________      ________      ________

                               36,677        9,004         34,221       (10,562)       69,340
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        28,641        7,394         28,016        (9,671)       54,380
  Engineering and field
    service, selling
    administrative
    and miscellaneous
    expenses                    8,107          219          3,476             -        11,802
  Interest expense              5,550          496            624        (1,116)        5,554
                             ________     ________       ________      ________      ________

                               42,298        8,109         32,116       (10,787)       71,736
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (5,621)         895          2,105           225        (2,396)
Income taxes                      174           45            970             -         1,189
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (5,795)         850          1,135           225        (3,585)

Equity in net earnings of
  consolidated subsidiaries     1,878            -              -        (1,878)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (3,917)    $    850       $  1,135      $ (1,653)     $ (3,585)


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



                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                   Nine Months Ended September 30, 2000
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $109,274     $ 27,241       $104,752      $(38,534)     $202,733
  Other income                  4,361            3            510        (3,930)          944
                             ________     ________       ________      ________      ________

                              113,635       27,244        105,262       (42,464)      203,677
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        97,139       25,707         88,674       (37,589)      173,931
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   26,245          993         10,991             -        38,229
  Interest expense             16,017        1,387          3,033        (3,930)       16,507
                             ________     ________       ________      ________      ________

                              139,401       28,087        102,698       (41,519)      228,667
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (25,766)        (843)         2,564          (945)      (24,990)
Income taxes                      745           58          1,137             -         1,940
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries   (26,511)        (901)         1,427          (945)      (26,930)

Equity in net earnings of
  consolidated subsidiaries       419            -              -          (419)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $(26,092)    $   (901)      $  1,427      $ (1,364)     $(26,930)



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



                               Bucyrus International, Inc. and Subsidiaries
                                  Consolidating Condensed Balance Sheets
                                            September 30, 2000
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     52       $  4,618     $        -     $  4,670
  Receivables                  24,318       10,524         20,553              -       55,395
  Intercompany receivables     72,525        2,807         15,294        (90,626)           -
  Inventories                  70,026        2,841         43,380         (4,940)     111,307
  Prepaid expenses and
    other current assets          408          280          5,980              -        6,668
                             ________     ________       ________      _________     ________

  Total Current Assets        167,277       16,504         89,825        (95,566)     178,040

OTHER ASSETS:
  Restricted funds on deposit     350            -            208              -          558
  Goodwill                     58,362            -              -              -       58,362
  Intangible assets - net      38,713            -              -              -       38,713
  Other assets                  8,903            -          1,623              -       10,526
  Investment in subsidiaries   14,491            -              -        (14,491)           -
                             ________     ________       ________      _________     ________

                              120,819            -          1,831        (14,491)     108,159

PROPERTY, PLANT AND
 EQUIPMENT - net               68,070        6,516         13,633              -       88,219
                             ________     ________       ________      _________     ________

                             $356,166     $ 23,020       $105,289      $(110,057)    $374,418

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 42,755     $  2,870       $ 13,506      $    (102)    $ 59,029
  Intercompany payables         3,017       23,180         60,884        (87,081)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              8,563            -          1,229              -        9,792
  Income taxes                    135           82          1,095              -        1,312
  Short-term obligations           49            -            137              -          186
  Current maturities of
    long-term debt             65,816            -          5,830              -       71,646
                             ________     ________       ________      _________     ________

  Total Current Liabilities   120,335       26,132         82,681        (87,183)     141,965

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,412            -             35              -        2,447
  Postretirement benefits      13,632            -            471              -       14,103
  Deferred expenses and other   9,366          469            681              -       10,516
                             ________     ________       ________      _________     ________

                               25,410          469          1,187              -       27,066

LONG-TERM DEBT, less
  current maturities          150,443            -          3,349              -      153,792

COMMON SHAREHOLDERS'
  INVESTMENT                   59,978       (3,581)        18,072        (22,874)      51,595
                             ________     ________       ________      _________     ________

                             $356,166     $ 23,020       $105,289      $(110,057)    $374,418



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

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 40,185     $  1,607       $ 23,139      $    (291)    $ 64,640
  Intercompany payables           905       19,749         55,882        (76,536)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,200            -            676              -        4,876
  Income taxes                    150           46            157              -          353
  Short-term obligations          150            -            295              -          445
  Current maturities of
    long-term debt                413            -          7,105              -        7,518
                             ________     ________       ________      _________     ________

  Total Current Liabilities    46,003       21,402         87,254        (76,827)      77,832

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,332            -             35              -        4,367
  Postretirement benefits      13,480            -            504              -       13,984
  Deferred expenses and other  11,316          334            995              -       12,645
                             ________     ________       ________      _________     ________

                               29,128          334          1,534              -       30,996

LONG-TERM DEBT, less
  current maturities          210,105            -          3,904              -      214,009

COMMON SHAREHOLDERS'
  INVESTMENT                  101,272       (2,680)        21,827        (26,269)      94,150
                             ________     ________       ________      _________     ________

                             $386,508     $ 19,056       $114,519      $(103,096)    $416,987



                                Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   Nine Months Ended September 30, 2000
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (3,968)    $   (396)      $   (909)     $      -      $ (5,273)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               (350)           -           (119)            -          (469)
Purchases of property,
  plant and equipment          (1,328)         (69)          (835)            -        (2,232)
Proceeds from sale of
  property, plant and
  equipment                        37          494            850             -         1,381
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) investing
  activities                   (1,641)         425           (104)            -        (1,320)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net increase (decrease) in
  long-term debt and other
  bank borrowings               5,640            -         (1,988)            -         3,652
Purchase of treasury stock        (31)           -              -             -           (31)
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) financing
  activities                    5,609            -         (1,988)            -         3,621
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (727)            -          (727)
                             ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                       -           29         (3,728)            -        (3,699)
Cash and cash equivalents
  at beginning of period            -           23          8,346             -         8,369
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     52       $  4,618      $      -      $  4,670



                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   Nine Months Ended September 30, 1999
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (3,676)    $    303       $   (905)     $      -      $ (4,278)
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




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and nine months ended September 30, 2000 and 1999.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 2000 and December 31, 1999 were as follows:
                          September 30,     December 31,
                              2000              1999
                              (Dollars in Thousands)

   Working capital          $ 36,075          $122,194
   Current ratio            1.3 to 1          2.6 to 1

   The decrease in working capital and current ratio was primarily due to the reclassification of borrowings under the Credit Agreement with Bank One, Wisconsin ("Credit Agreement") from long-term debt to current liabilities, as described below. There was also a decrease in inventories. The Company continues to have the equivalent of two completed shovels in inventory due to a decrease in new machine orders.

   The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the Credit Agreement (see below). The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                        Quarters Ended              Nine Months Ended
                        September 30,                 September 30,
                     2000           1999           2000           1999
                                  (Dollars in Thousands)
Loss before
 income taxes     $ (2,396)      $ (2,138)      $(24,990)        $ (3,861)
Non-cash expenses:
 Depreciation        2,838          2,825          8,566            8,285
 Amortization        1,518          1,412          4,456            4,225
 (Gain) loss on
  sale of fixed
  assets                 4            (14)            15               14
Interest expense     5,554          4,903         16,507           14,387


Adjusted EBITDA   $  7,518       $  6,988       $  4,554         $ 23,050


(1) Adjusted EBITDA for the nine months ended September 30, 2000 includes restructuring charges of $3,601,000 primarily related to severance payments and related matters.

   The Credit Agreement provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Credit Agreement, as amended, expires on July 3, 2001. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at September 30, 2000 were $65,450,000 at a weighted average interest rate of 10.0% and are classified as a current liability. Previously, these borrowings were classified as long-term. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At September 30, 2000, there were $14,289,000 of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at September 30, 2000 was $8,203,000, which is net of $725,000 that is to be used for the March 15, 2001 interest payment on the Senior Notes.

   The Company has outstanding $150,000,000 of its 9.75% Senior Notes due
2007 ("Senior Notes") issued pursuant to an indenture among the Company, the Guarantors, and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). Interest thereon is payable each March 15 and September 15. An affiliate of the Company, which is controlled by American Industrial Partners Capital Fund II, L.P., acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes in 2000. The affiliate has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes during the life of the Credit Agreement. At September 30, 2000, $4,015,000 of interest was accrued and payable to the affiliate.

   Both the Credit Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Credit Agreement contains a number of financial covenants that, among other items, require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined);
(ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth. On September 8, 2000, the Credit Agreement was amended primarily to include revised covenant definitions which reflect the effects of the purchase of Senior Notes by the affiliate. At
September 30, 2000, the Company was in compliance with all covenants.

   In 1999, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott (1986) Ltd. ("Bennett & Emmott") on April 30, 1999. The C$10,000,000 revolving term loan portion of this facility, which bears interest at the bank's prime lending rate plus 1.50%, expires on July 1, 2001. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At September 30, 2000, Bucyrus Canada Limited was in compliance with these covenants.

   Operating Losses

   The Company is highly leveraged and recent developments (particularly low sales volumes) have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, it continues to closely monitor its operations and has initiated discussions to extend its Credit Agreement beyond July 3, 2001 and has begun other initiatives.

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

   Capital Resources

   At September 30, 2000, the Company had approximately $1,644,000 of open capital appropriations. The Company's capital expenditures for the nine months ended September 30, 2000 were $2,232,000 compared with $4,870,000 for the nine months ended September 30, 1999. In the near term, the Company currently anticipates spending closer to the 2000 level.

Capitalization

   The long-term debt to equity ratio at September 30, 2000 and December 31, 1999 was 3.0 to 1 and 2.3 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 2000 and December 31, 1999 was .6 to 1 and .7 to 1, respectively. If borrowings under the Revolving Credit Facility were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at September 30, 2000 would have been
4.2 to 1 and .8 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and nine months ended September 30, 2000 were $69,260,000 and $202,733,000, respectively, compared with $75,977,000 and
$241,136,000 for the quarter and nine months ended September 30, 1999, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 2000 were $54,988,000 and $159,510,000, respectively, which is an increase of 8.8% and 1.9% from the quarter and nine months ended September 30, 1999, respectively. Net machine sales for the quarter and nine months ended September 30, 2000 were $14,272,000 and $43,223,000, respectively, which is a decrease of 43.9% and 48.9% from the quarter and nine months ended September 30, 1999, respectively. Machine sales continue to be affected by low mineral prices.

   Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 2000 was $54,380,000 or 78.5% of net sales compared with $61,900,000 or 81.5% of net sales for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, cost of products sold was $173,931,000 or 85.8% of net sales compared with $195,822,000 or 81.2% of net sales for the nine months ended September 30, 1999. Cost of products sold for the quarter ended September 30, 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues and a $1,100,000 favorable business interruption insurance settlement. The increase in the year-to-date cost of products sold percentage for 2000 was primarily due to unfavorable manufacturing variances resulting from lower manufacturing activity associated with lower machine bookings in 1999 and 2000, the mix of the aftermarket items shipped and lower machine margins. Included in cost of products sold for the nine months ended September 30, 2000 was approximately $1,300,000 of costs associated with the closing of its manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Also included in cost of products sold for the nine months ended September 30, 2000 and 1999 was $3,780,000 and $3,596,000,
respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company in 1997 by Bucyrus Holdings, LLC. and the acquisition of certain assets of Bennett & Emmott.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended September 30, 2000 were $11,802,000 or 17.0% of net sales compared with $12,035,000 or 15.8% of net sales for the quarter ended September 30, 1999. The amounts for the nine months ended September 30, 2000 and 1999 were $38,229,000 or 18.9% of net sales and $36,283,000 or 15.0%
of net sales, respectively. Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. As a result, restructuring charges of $3,601,000 were included in the amount for the nine months ended September 30, 2000. These charges primarily related to severance payments and related matters. Included in the amount for the nine months ended September 30, 1999 was $508,000 of severance expense.

   Interest Expense

   Interest expense for the quarter and nine months ended September 30, 2000 was $5,554,000 and $16,507,000, respectively, compared with $4,903,000 and $14,387,000 for the quarter and nine months ended September 30, 1999, respectively. Included in interest expense for the quarters and nine months ended September 30, 2000 and 1999 was $3,656,000 and $10,969,000,
respectively, related to the Senior Notes. Also included in interest expense for the quarter and nine months ended September 30, 2000 was $196,000 and $579,000, respectively, related to debt incurred for the acquisition and operation of Bennett & Emmott. This compares with $141,000 and $222,000, respectively, for the quarter and nine months ended September 30, 1999. The remainder of the increase in interest expense was due to increased borrowings under the Revolving Credit Facility.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 2000 was $3,585,000 and $26,930,000, respectively, compared with a net loss of $2,798,000 and $5,650,000 for the quarter and nine months ended September 30, 1999, respectively. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 2000 were $4,356,000 and $13,022,000, respectively, compared with $4,237,000 and $12,510,000, respectively, for the quarter and nine months ended September 30, 1999. The Company's results of operations for the quarter and nine months ended September 30, 2000 have been negatively impacted by a decline in the value of certain major foreign currencies against the U.S. dollar.

   Backlog and New Orders

   The Company's consolidated backlog on September 30, 2000 was $171,183,000 compared with $187,278,000 at December 31, 1999 and $219,802,000 at
September 30, 1999. Machine backlog at September 30, 2000 was $16,201,000, which is a decrease of 60.5% from December 31, 1999 and a decrease of 76.8% from September 30, 1999. Repair parts and service backlog at September 30, 2000 was $154,982,000, which is an increase of 5.9% from December 31, 1999 and an increase of 3.4% from September 30, 1999.

   New orders for the quarter and nine months ended September 30, 2000 were $63,288,000 and $186,638,000, respectively, compared with $88,380,000 and
$198,481,000 for the quarter and nine months ended September 30, 1999, respectively. New machine orders for the quarter and nine months ended September 30, 2000 were $3,487,000 and $18,427,000, respectively, which is a decrease of 73.2% and 54.8% from the quarter and nine months ended
September 30, 1999, respectively. New machine orders continue to be affected by the low worldwide price of copper and coal and the lower demand for other minerals. New repair parts and service orders for the quarter and nine months ended September 30, 2000 were $59,801,000 and $168,211,000, respectively, which is a decrease of 20.6% and an increase of 6.7% from the quarter and nine months ended September 30, 1999, respectively. New repair parts and service orders for the quarter ended September 30, 1999 included a ten year shovel parts supply agreement with a customer in Western Canada.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at September 30, 2000 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and utilizes forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at September 30, 2000, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the third quarter of 2000.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 3, 2000           /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 3, 2000           /s/Theodore C. Rogers
                                   Theodore C. Rogers
                                   President and CEO


                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

        (a) Letter dated                                             X
        February 15, 2000
        evidencing change of
        indenture Trustee.

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

        (f) Sixth amendment dated                                    X
        September 8, 2000 to
        Credit Agreement.

10.2    Employment Agreement              Exhibit 10.16
        between Registrant and            to Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.3    Secured Promissory Note           Exhibit 10.17
        between Registrant and            to Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.4    Pledge Agreement                  Exhibit 10.18
        between Registrant and            to Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.5    Consulting Agreement              Exhibit 10.19
        between Registrant and            to Registrant's
        Wayne T. Ewing dated              Annual Report on
        February 1, 2000.                 Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.6    Letter Agreement                  Exhibit 10.7
        between Registrant and            to Registrant's
        Timothy W. Sullivan               Quarterly Report
        dated August 8, 2000.             on Form 10-Q
                                          filed with the
                                          Commission on
                                          August 14, 2000.

27.1    Financial Data Schedule                                      X
        (Edgar filing only.)