Form 10-K
period 2000-12-31
BUCYRUS INTERNATIONAL INC
filed 2001-03-30
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

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

   As of March 26, 2001, 1,435,600 shares of common stock of the Registrant were outstanding. Of the total outstanding shares of common stock on March 26, 2001, 1,430,300 were held of record by Bucyrus Holdings, LLC, which is controlled by American Industrial Partners Capital Fund II, L.P. and may be deemed an affiliate of Bucyrus International, Inc., and 4,800 shares were held by directors and officers of the Company. There is no established public trading market for such stock.

   Documents Incorporated by Reference:  None


                                  PART I


FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in ITEM 1 - BUSINESS, in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of Bucyrus International, Inc. (the "Company"), primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

   Factors that could cause actual results to differ materially from those contemplated include:

        Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

        Factors affecting the Company's general business, such as: unforseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; leverage and debt service; success in recruiting and retaining managers and key employees; and wage stability and cooperative labor relations; plant capacity and utilization.

ITEM 1. BUSINESS

   The Company, formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company is currently substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings") (formerly known as American Industrial Partners Acquisition Company, LLC). Holdings is controlled by American Industrial Partners Capital Fund II, L.P.

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blasthole drills, which are used by customers who mine coal, iron ore, copper, oil sands, diamonds, phosphate, bauxite and other minerals throughout the world.

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

   The largest markets for this mining equipment have been in Australia, Canada, China, India, South Africa, South America and the United States. Together, these markets typically account for approximately 90% of all new machines sold, although in any given year markets in other regions may assume greater importance.

Markets Served

   The Company's products are used in a variety of different types of mining operations, including coal, copper, iron ore, gold, phosphate, bauxite and oil sands, as well as for land reclamation. The Company manufactures surface mining equipment primarily for large companies and quasi-governmental entities engaged in the mining of coal, iron ore and copper throughout the world.
Until the late 1980's, coal mining accounted for the largest percentage of industry demand for the Company's machines, and it continues to be one of the largest users of replacement parts and services. In recent years, however, copper mining operations have accounted for an increasingly greater share of new machine sales.

        Copper. The copper industry has seen a consolidation of large producers in recent years. To balance supply against demand, a number of the smaller North American high-cost producers closed their facilities as new mines in South America started producing copper at lower costs. The price of copper dropped to an eleven-year low in early 1999 but increased later in 1999 and during 2000 due to increasing world demand.

        Coal.   There are two types of coal: steam coal used to generate
   electricity and coking coal used in the process of producing steel. The largest producers are China, the United States, India, Australia, Russia and South America. In the United States, environmental legislation has caused the mining of coal to shift from east of the Mississippi River to the Powder River Basin in the west, where the sulfur content is much lower providing a cleaner burning coal. This has resulted in the closing of many mines and idling most of the equipment. Some draglines and electric mining shovels have been employed in the western mines. The demand for coal is improving due to recent increases in the price of oil and natural gas.

        Iron Ore. Iron ore is the only source of primary iron and is mined in more than 50 countries. In recent years, the five largest producers, accounting for approximately 75% of world production, have been China, Brazil, Australia, Russia and India. Demand for iron ore has declined recently due to a decrease in steel prices.

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

        Electric Mining Shovels. Mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels, electric and hydraulic. Electric mining shovels are able to handle larger shovels or "dippers", allowing them to load greater volumes of rock and minerals, while hydraulic shovels are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by size of operation and the availability of electricity. The Company manufactures only electric mining shovels. The average life of an electric mining shovel is 15 to 20 years.

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

        Draglines are one of the industry's largest and most expensive type of equipment, and while sales are sporadic, each dragline represents a significant sales opportunity.

Aftermarket Parts and Services

   The Company has a comprehensive aftermarket business that supplies replacement parts and services for the surface mining industry. The Company's aftermarket services include complete equipment management under Maintenance and Repair Contracts ("MARCs"), maintenance and repair labor, technical advice, refurbishment and relocation of older, installed machines, particularly draglines. The Company also provides engineering, manufacturing and servicing for the consumable rigging products that attach to dragline buckets (such as dragline teeth and adapters, shrouds, dump blocks and chains) and shovel dippers (such as dipper teeth, adapters and heel bands).

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

   A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. Minserco, Inc. ("Minserco"), a wholly-owned subsidiary of the Company with offices in Florida, Kentucky, Texas and Wyoming, provides repair and maintenance services throughout North America including comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections and machine moves. Minserco's services are provided almost exclusively to maintenance and repair of Bucyrus machines operating in North America.

   To comply with the increasing aftermarket demands of larger mining customers, the Company offers comprehensive MARCs. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Argentina, Australia, Chile and Peru are the primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

Acquisitions

   On April 30, 1999, the Company's wholly-owned subsidiary, Bucyrus Canada Limited, consummated the acquisition of certain assets of Bennett & Emmott
(1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott services a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products. This acquisition strengthened the Company's position in the oil sands area of Western Canada.

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

   On August 21, 1997, the Company entered into an Agreement and Plan of Merger (the "AIP Agreement") with Holdings and Bucyrus Acquisition Corp. ("BAC"), a wholly-owned subsidiary of Holdings. On August 26, 1997, pursuant to the AIP Agreement, BAC commenced an offer to purchase for cash 100% of the outstanding shares of common stock of the Company at a price of $18.00 per share (the "AIP Tender Offer"). Consummation of the AIP Tender Offer occurred on September 24, 1997, and BAC was merged with and into the Company on September 26, 1997 (the "AIP Merger"). The Company was the surviving entity in the AIP Merger. The purchase of the Company's outstanding shares of common stock by Holdings resulted in a change in control of voting interest.


Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2000, 1999 and 1998, one customer accounted for approximately 11%, 16% and 19%, respectively, of the Company's consolidated net sales.

Marketing, Distribution and Sales

   In the United States, new mining machinery is primarily sold directly by Company personnel, and to a lesser extent through a northern Minnesota distributor who supplies customers in the iron ore mining regions of the Upper Midwest. Outside of the United States, new equipment is sold by Company personnel, through independent distributors and through the Company's subsidiaries and offices located in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. Aftermarket parts and services are primarily sold directly by Company personnel and through independent distributors, the Company's foreign subsidiaries and offices and Minserco. The Company believes that marketing through its own global network of subsidiaries and offices offers better customer service and support by providing customers with direct access to the Company's technological and engineering expertise.

   Typical payment terms for new equipment require a down payment, and invoicing is done on a percentage of completion basis such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 2000, price increases from inflation had a relatively minor impact on the Company's reported net sales; however, the strong United States dollar continues to negatively affect net sales reported by the Company's foreign subsidiaries.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located abroad. Over the past five years, over 75% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $213,972,000 in 2000, $250,735,000 in 1999 and $223,203,000 in 1998. Approximately $148,258,000 of
the Company's backlog of firm orders at December 31, 2000 represented orders for export sales compared with $165,762,000 at December 31, 1999 and $235,529,000 at December 31, 1998.

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

Backlog

   The backlog of firm orders was $164,408,000 at December 31, 2000 and $187,278,000 at December 31, 1999. Approximately 47% of the backlog at December 31, 2000 is not expected to be filled during 2001.

Inventories

   Inventories at December 31, 2000 were $101,126,000 compared with $125,132,000 at December 31, 1999. At December 31, 2000 and December 31, 1999, finished goods inventory (primarily replacement parts) totalled $75,924,000 and $94,469,000, respectively.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,299,000 in 2000, $7,646,000 in 1999 and $8,247,000 in 1998. All
engineering and product development costs are charged to Engineering and Field Service Expense as incurred.

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

Employees

   At December 31, 2000, the Company employed approximately 1,600 persons.
The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the four-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2001 and August, 2002, respectively. Formal negotiations with the union representing the hourly workers at the South Milwaukee, Wisconsin facility are currently in process.

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

   The Company was one of 53 entities named by the United States
Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named as a result of allegations that it disposed of foundry sand at the site in the 1970s. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled with both with respect to its liability for past costs. In addition, 37 PRPs, including the Company, have received Administrative Orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company is one of 18 parties responsible for a share of the estimated $7,000,000 in costs, which share is presently proposed as per capita but may be subject to reallocation before the conclusion of the case. At December 31, 2000, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

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

   Prior to 1985, a wholly-owned, indirect subsidiary of the Company provided comprehensive general liability insurance coverage for affiliate corporations. The subsidiary issued such policies for occurrences during the years 1974 to 1984, which policies could involve material liability. It is possible that claims could be asserted in the future with respect to such policies. While the Company does not believe that liability under such policies will result in material costs, this cannot be guaranteed.

   The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its cleanup liabilities with respect to these sites and it does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations. The Company cannot, however, guarantee that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can the Company guarantee that it will not incur cleanup liability in the future with respect to sites formerly or presently owned or operated by the Company, or with respect to off-site disposal locations, the costs of which could be material.

   While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its capital expenditures, results of operations or competitive position.

   To the date of this Report, the Company has been named as a co-defendant in 255 personal injury liability asbestos cases which are pending in state court in New York County, New York. In all these cases, insurance carriers have accepted the defense of such cases. These cases are in preliminary stages and while the Company does not believe that costs associated with these matters will be material, it cannot guarantee that this will be the case.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2000.


                                  PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   Substantially all of the Company's common stock is held by Holdings and there is no established public trading market therefor. The Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                     Predecessor
                                                                   September 24-     January 1-       Year Ended
                              Years Ended December 31,             December 31,     September 23,    December 31,
                        2000(a)       1999(a)        1998(a)          1997(a)           1997             1996
                                        (Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements
 of Operations Data:
  Net sales            $280,443      $318,635       $315,838         $ 95,212         $211,465         $263,786
  Net earnings (loss)  $(32,797)     $(22,575)      $ (8,264)        $ (7,158)        $ (4,874)        $  2,878
  Net earnings (loss)
   per share of
   common stock (b):
    Basic              $ (22.76)     $ (15.65)      $  (5.75)        $  (5.00)        $   (.48)        $    .28
    Diluted            $ (22.76)     $ (15.65)      $  (5.75)        $  (5.00)        $   (.47)        $    .28
  Adjusted
   EBITDA (c)          $  9,583      $ 20,742       $ 35,967         $  9,936         $ 18,704         $ 19,247
  Cash dividends per
   common share        $      -      $      -       $      -         $      -         $      -         $      -

Consolidated Balance
 Sheets Data:
  Total assets         $367,766      $416,987       $417,195         $406,107              N/A         $172,895
  Long-term debt       $217,813      $214,009       $202,308         $174,612              N/A         $ 66,627

(a)   As a result of purchase accounting due to the acquisition of the Company by Holdings on September 24, 1997, the
      financial statements of the Company subsequent to this date are not comparable to the financial statements of the Predecessor.
(b)   Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect a stock split on March 17, 1998.  See Note G to the Consolidated Financial
      Statements for further discussion of this change in the Company's capital structure.
(c)   Earnings before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain)
      loss on sale of fixed assets, loss on fixed asset impairment, nonrecurring items and inventory fair value adjustment charged to cost of products sold.



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

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 2000, 1999 and 1998 were as follows:

                                2000          1999          1998
                                     (Dollars in Thousands)

Working capital               $101,342      $122,194      $129,568
Current ratio                 2.4 to 1      2.6 to 1      3.1 to 1

   The decrease in working capital and current ratio in 2000 was primarily due to a decrease in inventories as a result of the sale of two stock shovels in the fourth quarter of 2000 and reduced finished parts inventories.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, (gain) loss on sale of fixed assets, loss on fixed asset impairment and inventory fair value adjustment charged to cost of products sold ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum EBITDA levels as defined under its bank credit agreement (see below). EBITDA as defined under the bank credit agreement does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                    Years Ended December 31,
                               2000            1999            1998
                                     (Dollars in Thousands)

Loss before income taxes     $(29,732)       $(20,196)       $ (5,861)
Depreciation                   11,393          11,200          10,331
Amortization                    5,821           5,648           5,701
Loss on sale of fixed
 assets and loss on
 fixed asset impairment(1)          7           4,392              11
Inventory fair value
 adjustment charged to
 cost of products sold              -               -           6,925
Interest expense               22,094          19,698          18,860
                             ________        ________        ________

Adjusted EBITDA(2)           $  9,583        $ 20,742        $ 35,967


   (1) The 1999 amount includes a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.

   (2) Adjusted EBITDA for the years ended December 31, 2000 and 1999 includes restructuring charges of $2,689,000 and $1,212,000, respectively, primarily related to severance payments and related matters.

   The Company has a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Credit Agreement, as amended on March 20, 2001, expires on February 1, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2000 and 1999 were $64,450,000 and $59,350,000, respectively, at a weighted average interest rate of 10.0% and 8.9%, respectively. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 2000 and 1999, there were $12,391,000 and $5,295,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by certain of the Company's domestic subsidiaries (the "Guarantor Subsidiaries") who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 2000 was $7,022,000, which is net of $2,900,000 that was used for the March 15, 2001 interest payment on the Senior Notes (see below).

   The Company has outstanding $150,000,000 of its 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantor Subsidiaries and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes during the life of the Credit Agreement. At December 31, 2000, $5,859,000 of interest was accrued and payable to Holdings and is included in Deferred Expenses and Other in the Consolidated Balance Sheet. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of this interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes repurchased by Holdings.

   Both the Credit Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. Also, both the Credit Agreement and the Senior Notes Indenture contain numerous covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   The Credit Agreement also contains a number of financial covenants that require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined); (ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth and other covenants which limit the ability of the Company and the Guarantor Subsidiaries to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur contingent obligations; enter into joint ventures; enter into lease agreements; pay dividends and make other distributions; change its business; redeem the Senior Notes; and make capital expenditures. On September 8, 2000, the Credit Agreement was amended primarily to include revised covenant definitions which reflect the effects of the purchase of Senior Notes by Holdings. At December 31, 2000, the Company was in compliance with these covenants. The amendment to the Credit Agreement dated March 20, 2001 also revised certain covenant definitions.

   The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to:
(i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments;
(iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. In addition, the Senior Notes Indenture defines "EBITDA" differently than "EBITDA" under the Credit Agreement. At December 31, 2000, the Company was in compliance with these covenants.

   A failure to comply with the obligations contained in the Credit Agreement or the Senior Notes Indenture could result in an Event of Default (as defined) under the Credit Agreement or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions.

   In 1999, Bucyrus Canada Limited entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility expires on July 1, 2001 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At December 31, 2000, Bucyrus Canada Limited was in compliance with these covenants.

   Operating Losses

   The Company is highly leveraged and recent developments (particularly low sales volumes) have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, there can be no assurances to this effect and the Company continues to closely monitor its operations.

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Credit Agreement, satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company continues to project that future cash flows will be sufficient to recover the carrying value of its long-lived assets.

   Capital Resources

   At December 31, 2000, the Company had approximately $1,432,000 of open capital appropriations. The Company's capital expenditures for the year ended December 31, 2000 were $3,501,000 compared with $6,792,000 for the year ended December 31, 1999. In the near term, the Company currently anticipates spending closer to the 2000 level.

Capitalization

   The long-term debt to equity ratio at December 31, 2000 and 1999 was
4.7 to 1 and 2.3 to 1, respectively. The long-term debt to total capitalization ratio at December 31, 2000 and 1999 was .8 to 1 and .7 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for 2000 were $280,443,000 compared with $318,635,000 for 1999.
Net sales of repair parts and services for 2000 were $211,518,000, which was an increase of 3.5% from 1999. Net machine sales for 2000 were $68,925,000, which was a decrease of 39.6% from 1999. The decrease in machine sales was primarily due to low mineral prices and a reduction in dragline volume of $22,911,000 as a result of the completion of a dragline in Australia in 1999.


   Net sales for 1999 were $318,635,000 compared with $315,838,000 for 1998.
Net sales of repair parts and services for 1999 were $204,428,000 which was a decrease of 2.0% from 1998. Net machine sales for 1999 were $114,207,000, which was an increase of 6.5% from 1998. The 1999 increase was due to dragline volume and reflects the net sales on orders received for three partial draglines in India in 1998 and one dragline in Australia in 1997.

   Other Income

   Other income for 1998 includes an amount related to a favorable legal settlement.

   Cost of Products Sold

   Cost of products sold for 2000 was $239,134,000 or 85.3% of net sales compared with $267,323,000 or 83.9% of net sales for 1999 and $263,211,000 or
83.3% of net sales for 1998. The increase in the cost of products sold percentage for 2000 was primarily due to unfavorable manufacturing variances resulting from lower manufacturing activity associated with lower machine bookings, the mix of the aftermarket items shipped and lower machine margins. Included in cost of products sold in 2000 was approximately $1,300,000 of costs associated with the closing of the manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Cost of products sold in 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues. In 1998, the Company reduced cost of products sold by $1,210,000 as a result of a change in the Company's short-term disability plan. Included in cost of products sold for 1998 were charges of $6,925,000 as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of the acquisition of the Company by Holdings. Excluding the effects of the inventory fair value adjustment, cost of products sold as a percentage of net sales for 1998 was 81.1%. Also included in cost of products sold for 2000, 1999 and 1998 was $5,038,000, $4,856,000 and $4,450,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for 2000 were $50,161,000 or 17.9% of net sales compared with $53,631,000 or 16.8% of net sales in 1999 and $46,332,000 or 14.7% of net sales in 1998. Due to a reduction in new orders, the Company during 2000 reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. As a result, restructuring charges of $2,689,000 were included in the amount for 2000. These charges primarily related to severance payments and related matters. Included in the 1999 amount was a fixed asset impairment charge of $4,372,000 related primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined. The charge represents the difference between book value and estimated fair value based on expected proceeds. In 2000, the Company closed its manufacturing facility in Boonville, Indiana. Also included in the 1999 amount was $1,212,000 of severance expense. The 1998 amount was reduced by $563,000 as a result of a change in the Company's short-term disability plan.

   Interest Expense

   Interest expense for 2000 was $22,094,000 compared with $19,698,000 for 1999 and $18,860,000 for 1998. The increase in interest expense in 2000 was primarily due to increased borrowings and higher interest rates under the Revolving Credit Facility. Included in interest expense for 2000, 1999 and 1998 was $14,625,000, $14,625,000 and $14,544,000, respectively, related to the Senior Notes. The interest expense in 2000 on the Senior Notes includes $5,859,000 related to the Senior Notes acquired by Holdings. Also included in interest for 2000 and 1999 was $766,000 and $400,000, respectively, of interest expense related to debt incurred for the acquisition and operation of Bennett & Emmott.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

   Net Earnings (Loss)

   The net loss for 2000 was $32,797,000 compared with net losses of $22,575,000 for 1999 and $8,264,000 for 1998. Included in the net loss for 1998 was $6,267,000 (net of income taxes) of the inventory fair value adjustment related to purchase accounting. Non-cash depreciation and amortization charges were $17,214,000 in 2000 compared with $16,848,000 in 1999 and $16,032,000 in 1998.

   Backlog and New Orders

   The Company's consolidated backlog at December 31, 2000 was $164,408,000 compared with $187,278,000 at December 31, 1999 and $262,457,000 at
December 31, 1998. Machine backlog at December 31, 2000 was $22,835,000, which is a decrease of 44.3% from December 31, 1999. Repair parts and service backlog at December 31, 2000 was $141,573,000, which is a decrease of 3.2% from December 31, 1999.

   New orders for 2000 were $257,573,000, which was an increase of 5.8% from 1999. New machine orders for 2000 were $50,763,000, which was an increase of 22.3% from 1999. New machine orders improved during the fourth quarter of 2000 but were affected earlier in the year by the low worldwide price of copper and coal and the lower demand for other minerals. New repair parts and service orders for 2000 were $206,810,000, which was an increase of 2.4% from 1999.

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

   At December 31, 2000, a sensitivity analysis was performed for the debt obligations that have interest rate risk. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 2000 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   Based on the Company's overall foreign currency exchange rate exposure at December 31, 2000, a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Bucyrus International, Inc. and Subsidiaries
             (Dollars in Thousands, Except Per Share Amounts)


                                     Years Ended December 31,
                              2000            1999            1998
REVENUES:
 Net sales                  $280,443        $318,635        $315,838
 Other income                  1,214           1,821           6,704
                            ________        ________        ________

                             281,657         320,456         322,542
                            ________        ________        ________
COSTS AND EXPENSES:
 Cost of products sold       239,134         267,323         263,211
 Engineering and field
  service, selling,
  administrative and
  miscellaneous expenses      50,161          53,631          46,332
 Interest expense             22,094          19,698          18,860
                            ________        ________        ________

                             311,389         340,652         328,403
                            ________        ________        ________

Loss before income taxes     (29,732)        (20,196)         (5,861)

Income taxes                   3,065           2,379           2,403
                            ________        ________        ________

Net loss                    $(32,797)       $(22,575)       $ (8,264)


Net loss per share
 of common stock:

  Basic                      $(22.76)        $(15.65)         $(5.75)


  Diluted                    $(22.76)        $(15.65)         $(5.75)


              See notes to consolidated financial statements.



          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               Bucyrus International, Inc. and Subsidiaries
                          (Dollars in Thousands)


                                     Years Ended December 31,
                              2000            1999            1998


Net loss                    $(32,797)       $(22,575)       $ (8,264)

Other comprehensive
 income (loss) - foreign
 currency translation
 adjustments                  (6,147)         (3,223)         (4,756)
                            ________        ________        ________

Comprehensive loss          $(38,944)       $(25,798)       $(13,020)


              See notes to consolidated financial statements.


                                        CONSOLIDATED BALANCE SHEETS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                                  December 31,                                              December 31,
                               2000          1999                                        2000          1999
                                                           LIABILITIES AND COMMON
ASSETS                                                     SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                            CURRENT LIABILITIES:
 Cash and cash equivalents    $  6,948      $  8,369        Accounts payable and
 Receivables                    58,797        61,023         accrued expenses           $ 57,528      $ 64,640
 Inventories                   101,126       125,132        Liabilities to customers on
 Prepaid expenses and                                        uncompleted contracts and
  other current assets           5,993         5,502         warranties                    5,459         4,876
                                                            Income taxes                   1,677           353
                                                            Short-term obligations           295           445
                                                            Current maturities of long-
                                                             term debt                     6,563         7,518
                              ________      ________                                    ________      ________

    Total Current Assets       172,864       200,026          Total Current Liabilities   71,522        77,832

OTHER ASSETS:                                              LONG-TERM LIABILITIES:
 Restricted funds on                                        Liabilities to customers
  deposit                          550            89         on uncompleted contracts
 Goodwill - net                 57,821        69,335         and warranties                2,412         4,367
 Intangible assets - net        38,180        40,357        Postretirement benefits       13,869        13,984
 Other assets                   11,798        11,375        Deferred expenses
                              ________      ________         and other                    16,234        12,645
                                                                                        ________      ________
                               108,349       121,156
                                                                                          32,515        30,996
PROPERTY, PLANT AND EQUIPMENT:                             LONG-TERM DEBT, less
 Land                            3,206         3,287        current maturities           217,813       214,009
 Buildings and improvements     11,654        12,531
 Machinery and equipment       100,356        99,558       COMMON SHAREHOLDERS'
 Less accumulated                                           INVESTMENT:
  depreciation                 (28,663)      (19,571)        Common stock - par
                              ________      ________          value $.01 per share,
                                                              authorized 1,700,000
                                86,553        95,805          shares, issued
                                                              1,444,650 shares                14            14
                                                             Additional paid-in
                                                              capital                    144,451       144,451
                                                             Treasury stock, at cost -
                                                              9,050 and 2,500 shares
                                                              at December 31, 2000
                                                              and 1999, respectively        (851)         (196)
                                                             Notes receivable from
                                                              shareholders                     -          (524)
                                                             Accumulated deficit         (79,953)      (37,997)
                                                             Accumulated other
                                                              comprehensive
                                                              income (loss)              (17,745)      (11,598)
                                                                                        ________      ________

                                                                                          45,916        94,150
                              ________      ________                                    ________      ________

                              $367,766      $416,987                                    $367,766      $416,987


                              See notes to consolidated financial statements.


                         CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT
                                Bucyrus International, Inc. and Subsidiaries
                                           (Dollars in Thousands)
                                                                         Notes                          Accumulated
                                           Additional                 Receivable                           Other
                                 Common     Paid-In      Treasury        From          Accumulated     Comprehensive
                                 Stock      Capital       Stock       Shareholders       Deficit       Income (Loss)

Balance at January 1, 1998       $    -     $143,030     $      -       $      -         $ (7,158)       $ (3,619)

Stock split                          14          (14)           -              -                -               -
Issuance of common stock
 (12,800 shares)                      -        1,280            -           (400)               -               -
Net loss                              -            -            -              -           (8,264)              -
Translation adjustments               -            -            -              -                -          (4,756)
                                 ______     ________     ________       ________         ________        ________

Balance at December 31, 1998         14      144,296            -           (400)         (15,422)         (8,375)

 Issuance of common
  stock (1,550 shares)                -          155            -           (124)               -               -
 Purchase of treasury
  stock (2,500 shares)                -            -         (196)             -                -               -
 Net loss                             -            -            -              -          (22,575)              -
 Translation adjustments              -            -            -              -                -          (3,223)
                                 ______     ________     ________       ________         ________        ________

Balance at December 31, 1999         14      144,451         (196)          (524)         (37,997)        (11,598)

 Purchase of treasury
  stock (6,550 shares)                -            -         (655)           524                -               -
 Net loss                             -            -            -              -          (32,797)              -
 Utilization of net operating
  loss carryforwards by
  Bucyrus Holdings, LLC               -            -            -              -           (9,159)              -
 Translation adjustments              -            -            -              -                -          (6,147)
                                 ______     ________     ________       ________         ________        ________

Balance at December 31, 2000     $   14     $144,451     $   (851)      $      -         $(79,953)       $(17,745)


                              See notes to consolidated financial statements.


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Bucyrus International, Inc. and Subsidiaries
                          (Dollars in Thousands)

                                           Years Ended December 31,
                                      2000           1999           1998

Cash Flows From Operating Activities

Net loss                            $(32,797)      $(22,575)      $ (8,264)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation                        11,393         11,200         10,331
  Amortization                         5,821          5,648          5,701
  Loss on sale of
   property, plant and
   equipment                               7             20             11
  Loss on fixed asset
   impairment                              -          4,372              -
  Changes in assets and
   liabilities, net of
   effects of acquisitions:
    Receivables                          (75)           134        (13,597)
    Inventories                       19,972        (11,539)        (2,824)
    Other current assets                (953)           551         (1,167)
    Other assets                      (1,650)          (817)        (1,771)
    Current liabilities other
     than income taxes, short-
     term obligations and
     current maturities of
     long-term debt                   (4,920)        11,801         (7,525)
    Income taxes                       1,007            213         (1,280)
    Long-term liabilities
     other than deferred
     income taxes                      1,596         (3,762)        (3,761)
                                    ________       ________       ________

Net cash used in
 operating activities                   (599)        (4,754)       (24,146)
                                    ________       ________       ________

Cash Flows From Investing Activities

(Increase) decrease in restricted
 funds on deposit                       (461)           387            580
Purchases of property, plant
 and equipment                        (3,501)        (6,792)       (12,803)
Proceeds from sale of property,
 plant and equipment                   1,449            215          1,428
Purchase of Bennett & Emmott
 (1986) Ltd.                               -         (7,050)             -
                                    ________       ________       ________

Net cash used in investing
 activities                           (2,513)       (13,240)       (10,795)
                                    ________       ________       ________

Cash Flows From Financing Activities

Proceeds from revolving
 credit facility                       5,100          9,400         27,735
Net decrease in other
 bank borrowings                        (150)           (69)           (70)
Payment of acquisition and
 refinancing expenses                      -              -           (293)
Proceeds from issuance of
 long-term debt                            -          9,986          1,050
Payment of long-term debt             (2,251)        (1,172)          (350)
Proceeds from issuance of
 common stock                              -             31            880
Purchase of treasury stock              (131)          (196)             -
                                    ________       ________       ________

Net cash provided by
 financing activities                  2,568         17,980         28,952
                                    ________       ________       ________

Effect of exchange rate
 changes on cash                        (877)          (438)          (261)
                                    ________       ________       ________
Net decrease in cash
 and cash equivalents                 (1,421)          (452)        (6,250)

Cash and cash equivalents at
 beginning of period                   8,369          8,821         15,071
                                    ________       ________       ________

Cash and cash equivalents at
 end of period                      $  6,948       $  8,369       $  8,821


Supplemental Disclosures of
Cash Flow Information

Cash paid during the period for:
 Interest                           $ 18,367       $ 19,727       $ 18,080
 Income taxes - net of refunds         1,551          2,624          3,569



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bucyrus International, Inc. and Subsidiaries


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Nature of Operations

         Bucyrus International, Inc. (the "Company") is a Delaware corporation and a leading manufacturer of surface mining equipment, principally walking draglines, electric mining shovels and blasthole drills, and related replacement parts. Major markets for the surface mining industry are coal, copper and iron ore.

         Basis of Presentation

         The consolidated financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred, in connection with the acquisition of the Company by Bucyrus Holdings, LLC ("Holdings") (formerly known as American Industrial Partners Capital Fund II, L.P.) in 1997.

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

         Goodwill and Intangible Assets

         Goodwill is being amortized on a straight-line basis over 30 years. During 2000, goodwill was reduced by $9,159,000 to reflect the utilization of previously unrecognized federal net operating loss carryforwards which existed at the date the Company was acquired by Holdings (see Note H). Accumulated amortization was $8,029,000 and $5,674,000 at December 31, 2000 and 1999, respectively.

         Intangible assets consist of engineering drawings, bill-of-material listings, software, trademarks and tradenames and are being amortized on a straight-line basis over 10 to 30 years. Accumulated amortization was $6,964,000 and $5,067,000 at December 31, 2000 and 1999, respectively.

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

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of property, plant and equipment may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and recorded an impairment of fixed asset charge of $4,372,000 in the fourth quarter of 1999. The impairment relates primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined. The charge represents the difference between book value and estimated fair value based on expected proceeds. The Company closed its manufacturing facility in Boonville, Indiana during the second quarter of 2000.

         Foreign Currency Translation

         The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year.
         Adjustments resulting from this translation are deferred and reflected as a separate component of Common Shareholders' Investment. In addition, certain of the Company's intercompany advances to foreign subsidiaries are evaluated as not likely to be repaid in the foreseeable future. Transaction gains and losses on these advances are deferred and reflected as a component of Common Shareholders' Investment.

         Revenue Recognition

         Revenue from long-term sales contracts is recognized using the percentage-of-completion method. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales is recognized as products are shipped or services are rendered. Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $3,321,000 and $1,789,000 at December 31, 2000 and 1999, respectively.

         Accounting Pronouncements

         In 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 133"). In
         June 2000, the FASB also issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which adds to the guidance related to accounting for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The new pronouncements also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that the Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted SFAS 133 as amended by SFAS 138 on January 1, 2001. Based on the Company's current transactions involving derivative instruments and hedging, adoption of SFAS 133 as amended by SFAS 138 did not have a material effect on its financial position or results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Among other things, EITF 00-10 requires companies to classify as revenues the shipping and handling fees and costs billed to customers. The Company adopted the EITF for the year ended December 31, 2000; however, no reclassifications were made to the accompanying financial statements as the impact of this adoption was not material.

NOTE B - ACQUISITION

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


NOTE C - RECEIVABLES

         Receivables at December 31, 2000 and 1999 include $9,039,000 and $11,881,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

         Current receivables are reduced by an allowance for losses of $1,159,000 and $1,090,000 at December 31, 2000 and 1999,
         respectively.

NOTE D - INVENTORIES

         Inventories consist of the following:

                                           2000              1999
                                           (Dollars in Thousands)

         Raw materials and parts         $ 12,287          $ 13,470
         Costs relating to
          uncompleted contracts             1,181             1,000
         Customers' advances offset
          against costs incurred on
          uncompleted contracts            (1,207)                -
         Work in process                   12,941            16,193
         Finished products (primarily
          replacement parts)               75,924            94,469
                                         ________          ________

                                         $101,126          $125,132


         Included in cost of products sold for 1998 were charges of $6,925,000 as a result of fair value adjustments to inventory being charged to cost of products sold as the inventory was sold. The fair value adjustments were made as a result of acquisitions involving the Company in 1997.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                           2000              1999
                                            (Dollars in Thousands)

         Trade accounts payable          $ 30,349          $ 36,374
         Wages and salaries                 5,670             5,873
         Interest                           3,095             5,062
         Other                             18,414            17,331
                                         ________          ________

                                         $ 57,528          $ 64,640


         Other accrued expenses at December 31, 2000 and 1999 include $2,914,000 and $1,464,000, respectively, payable to an affiliate related to a management services agreement.

NOTE F - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt consists of the following:

                                           2000              1999
                                            (Dollars in Thousands)

         9-3/4% Senior Notes due 2007    $150,000          $150,000
         Revolving credit facility         64,450            59,350
         Revolving term loan at
          Bucyrus Canada Limited            5,434             6,150
         Non-revolving term loan at
          Bucyrus Canada Limited            2,936             3,296
         Construction Loans at
          Bucyrus International
           (Chile) Limitada                   857             1,562
         Other                                699             1,169
                                         ________          ________

                                          224,376           221,527
         Less current maturities of
          long-term debt                   (6,563)           (7,518)
                                         ________          ________

                                         $217,813          $214,009


         The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, certain of its domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as a part of the Credit Agreement (see below) to defer the receipt of interest on these Senior Notes during the life of the Credit Agreement. At December 31, 2000, $5,859,000 of interest was accrued and payable to Holdings and is included in Deferred Expenses and Other in the Consolidated Balance Sheet. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of this interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes repurchased by Holdings.

         The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantors to:
         (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments; (iv) sell certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; and (viii) enter into certain mergers and consolidations. Such covenants are subject to important qualifications and limitations. At December 31, 2000, the Company was in compliance with these covenants.

         The Company has a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Credit Agreement, as amended on March 20, 2001, expires on February 1, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2000 and 1999 were $64,450,000 and $59,350,000, respectively, at a weighted average interest rate of 10.0% and 8.9%, respectively. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility. At December 31, 2000 and 1999, there were $12,391,000 and $5,295,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Credit Agreement contains covenants which, among other things, require the Company to maintain certain financial ratios and a minimum net worth. On September 8, 2000, the Credit Agreement was amended primarily to include revised covenant definitions which reflect the effects of the purchase of Senior Notes by Holdings. At December 31, 2000, the Company was in compliance with these covenants. The amendment to the Credit Agreement dated March 20, 2001 also revised certain covenant definitions. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries. The average borrowing under the Revolving Credit Facility during 2000 was $64,512,000 at a weighted average rate of 9.9%, and the maximum borrowing outstanding was $71,200,000. The average borrowing under the Revolving Credit Facility during 1999 was $52,407,000 at a weighted average interest rate of 8.3%, and the maximum borrowing outstanding was $65,350,000. The average borrowing under the Revolving Credit Facility during 1998 was $43,454,000 at a weighted average interest rate of 8.6%, and the maximum borrowing outstanding was $57,075,000. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 2000 was $7,022,000, which is net of $2,900,000 that was used for the March 15, 2001 interest payment on the Senior Notes.

         A failure to comply with the obligations contained in the Credit Agreement or the Senior Notes Indenture could result in an Event of Default (as defined) under the Credit Agreement or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements for the forseeable future, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Credit Agreement and satisfy its debt service obligations under all circumstances.

         In 1999, Bucyrus Canada Limited entered into a C$15,000,000 credit facility with The Bank of Nova Scotia. Proceeds from this facility were used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility expires on July 1, 2001 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments over five years and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At
         December 31, 2000, Bucyrus Canada Limited was in compliance with these covenants.

         Maturities of long-term debt are the following for each of the next five years:

                                         (Dollars in Thousands)

                        2001                    $  6,563
                        2002                      65,345
                        2003                         466
                        2004                       2,002
                        2005                           -

         At December 31, 2000, the Senior Notes were bid at 30%. Based on this information, management believes the fair value of the Senior Notes is approximately $45,000,000.

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

         The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1998 Option Plan:

                                               Options       Available For
                                             Outstanding     Future Grants

         At plan inception                           -          150,400
         Increase in shares available
          for future grants                          -           49,600
         Granted on March 17, 1998
          ($100 per share)                     115,850         (115,850)
         Granted on July 31, 1998
          ($100 per share)                       3,350           (3,350)
         Granted on December 21, 1998
          ($100 per share)                      59,767          (59,767)
         Options forfeited
          ($100 per share)                      (2,900)           2,900
                                              ________         ________

         Balances at December 31, 1998         176,067           23,933

         Granted on June 23, 1999
          ($100 per share)                       3,750           (3,750)
         Granted on September 1, 1999
          ($100 per share)                       4,927           (4,927)
         Options forfeited
          ($100 per share)                    (106,444)         106,444
                                              ________         ________

         Balances at December 31, 1999          78,300          121,700

         Options forfeited ($100 per share)    (19,950)          19,950
                                              ________         ________

         Balances at December 31, 2000          58,350          141,650


         At December 31, 2000, none of the options outstanding were vested. The options had a weighted average remaining contractual life of
         7.2 years.

         The Company accounted for the 1998 Option Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for this plan been determined consistent with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per share would have been reduced to the following pro forma amounts:

                                       Years Ended December 31,
                                 2000           1999            1998
                                          (Dollars in Thousands,
                                         Except Per Share Amounts)
         Net loss:
             As reported        $(32,797)      $(22,575)      $ (8,264)
             Pro forma           (32,957)       (22,753)        (8,698)

         Net loss per share
          of common stock
          (basic and diluted):
             As reported          (22.76)        (15.65)         (5.75)
             Pro forma            (22.87)        (15.77)         (6.05)

         No options were granted in 2000. The weighted average grant date fair value of stock options granted in 1999 and 1998 under the 1998 Option Plan was $75 and $76 per option, respectively. The fair value of grants was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

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

         Loss before income taxes consists of the following:

                                       Years Ended December 31,
                                  2000           1999           1998
                                         (Dollars in Thousands)

         United States          $(34,193)      $(23,730)      $ (8,132)
         Foreign                   4,461          3,534          2,271
                                ________       ________       ________

         Total                  $(29,732)      $(20,196)      $ (5,861)


         The provision for income tax expense consists of the following:

                                       Years Ended December 31,
                                  2000           1999           1998
                                         (Dollars in Thousands)

         Foreign income taxes:
          Current               $  2,433       $  2,369       $  3,387
          Deferred                    33           (113)        (1,119)
                                ________       ________       ________

          Total                    2,466          2,256          2,268
                                ________       ________       ________
         Federal income taxes:
          Current                    424              -              -
          Deferred                     -              -              -
                                ________       ________       ________

          Total                      424              -              -
                                ________       ________       ________
         Other (state and
          local taxes):
           Current                   175            123            135
           Deferred                    -              -              -
                                ________       ________       ________

          Total                      175            123            135
                                ________       ________       ________
         Total income
          tax expense
          (benefit)             $  3,065       $  2,379       $  2,403


         Total income tax expense (benefit) differs from amounts expected by applying the federal statutory income tax rate to loss before income taxes as set forth in the following table:

                                                           Years Ended December 31,
                                             2000                   1999                   1998
                                         Tax                    Tax                    Tax
                                       Expense                Expense                Expense
                                      (Benefit)  Percent     (Benefit)  Percent     (Benefit)  Percent
                                                            (Dollars in Thousands)
Tax expense (benefit) at federal
 statutory rate                       $(10,406)   (35.0)%    $ (7,069)   (35.0)%    $ (2,051)   (35.0)%
Valuation allowance adjustments          9,828     33.0         5,450     27.0           531      9.1
Impact of foreign subsidiary income,
 tax rates and tax credits               2,201      7.4         2,865     14.2         2,925     49.9
State income taxes net of federal
 income tax benefit                        114       .4           256      1.3            20       .3
Nondeductible goodwill amortization        824      2.8           875      4.3           904     15.4
Other items                                504      1.7             2        -            74      1.3
                                      ________   ______      ________   ______      ________   ______

Total income tax expense (benefit)    $  3,065     10.3%     $  2,379     11.8%     $  2,403     41.0%





         Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                                  December 31,
                                             2000              1999
                                              (Dollars in Thousands)
         Deferred tax assets:
          Postretirement benefits          $  6,004          $  6,032
          Inventory valuation
           provisions                         6,844             8,087
          Accrued and other
           liabilities                        5,960             9,067
          Research and development
           expenditures                       4,591             7,555
          Tax loss carryforward              27,765            32,692
          Tax credit carryforward               903               479
          Other items                           780               632
                                           ________          ________

          Total deferred tax assets          52,847            64,544

         Deferred tax liabilities:
          Excess of book basis over
           tax basis of property,
           plant and equipment and
           intangible assets                (36,639)          (37,465)

         Valuation allowance                (13,848)          (24,686)
                                           ________          ________

         Net deferred tax asset            $  2,360          $  2,393


         The classification of the net deferred tax assets and liabilities is as follows:

                                                  December 31,
                                             2000              1999
                                             (Dollars in Thousands)

         Current deferred tax asset        $  1,346          $  1,673
         Long-term deferred tax asset         1,371             1,235
         Current deferred tax liability        (121)              (85)
         Long-term deferred tax
          liability                            (236)             (430)
                                           ________          ________

         Net deferred tax asset            $  2,360          $  2,393


         Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In 2000, the valuation allowance decreased by $10,838,000 primarily due to the utilization of net operating loss carryforwards ("NOL").

         During 2000, Holdings elected to be treated as a corporation for income tax purposes. As a result, the Company, along with its domestic subsidiaries, and Holdings will file consolidated federal income tax returns beginning in 2000. The consolidated tax liability of the affiliated group will be allocated based on each company's positive contribution to consolidated federal taxable income.

         As discussed in Note F, during 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. This transaction resulted in taxable income which was offset by the use of previously unrecognized NOL's for federal regular tax purposes. Approximately $9,159,000 of the NOL's utilized existed at the date the Company was acquired by Holdings. As a result, the utilization of the NOL and the reversal of the valuation allowance was accounted for as a reduction in goodwill and a distribution to Holdings.

         As of December 31, 2000, the Company has available approximately $67,000,000 of federal NOL's from the years 1990 through 1999, expiring in the years 2005 through 2019, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by Holdings and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 2001 is approximately $33,800,000.

         As of December 31, 2000, the Company also has a total federal AMT credit carryforward of $903,000 of which $479,000 arose prior to the effective date of the Amended Plan and will not be usable until the year 2010.

         The Company also has a significant amount of state NOL's (which expire in the years 2001 through 2015) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $62,600,000.

         Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $15,900,000 at December 31, 2000. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE I - PENSION AND RETIREMENT PLANS

         The Company has several pension and retirement plans covering substantially all employees. Effective January 1, 2000, the pension plan covering salaried employees was converted to a cash balance formula for all employees except for those who, on December 31, 1999, were either age 60 and above or age 55 with 10 years or more years of credited service. The actuarial equivalent of benefits earned as of December 31, 1999 was used to establish each employee's opening account balance under the cash balance plan.

         The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 2000 and 1999:

                                            Years Ended December 31,
                                             2000              1999
                                              (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year              $ 69,573          $ 77,219
           Service cost                       1,590             2,112
           Interest cost                      5,274             5,120
           Amendments                           (70)           (1,151)
           Actuarial (gain) loss                828            (8,644)
           Benefits paid                     (5,283)           (5,083)
                                           ________          ________
           Benefit obligation
            at end of year                   71,912            69,573
                                           ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year             78,174            70,082
           Actual return (loss) on
            plan assets                      (4,101)           11,990
           Employer contributions             1,106             1,185
           Benefits paid                     (5,283)           (5,083)
                                           ________          ________
           Fair value of plan assets
            at end of year                   69,896            78,174
                                           ________          ________

         Net amount recognized:
           Funded status                     (2,016)            8,601
           Unrecognized prior
            service cost                     (1,131)           (1,151)
           Unrecognized net
            actuarial (gain) loss             4,178            (7,681)
                                           ________          ________

           Net pension asset (liability)   $  1,031          $   (231)


         Amounts recognized in
          consolidated balance
          sheets:
            Prepaid benefit costs          $  4,960          $  4,024
            Accrued benefit liabilities      (3,929)           (4,255)
                                           ________          ________

           Net pension liability           $  1,031          $   (231)


         Weighted-average assumptions
          at end of year:
            Discount rate                      7.75%              8.0%
            Expected return on
             plan assets                          9%                9%
            Rate of compensation
             increase                     4.5% to 5%        4.5% to 5%


                                        Years Ended December 31,
                                  2000           1999           1998
                                         (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
           Service cost         $  1,590       $  2,112       $  1,883
           Interest cost           5,274          5,120          5,058
           Expected return
            on plan assets        (6,847)        (6,127)        (5,987)
           Amortization of
            prior service cost       (91)             -              -
           Recognized net
            actuarial
            loss                      24            100              -
                                ________       ________       ________
           Total benefit
            cost (credit)       $    (50)      $  1,205       $    954


         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $27,132,000, $25,383,000 and $21,914,000, respectively, at December 31, 2000.
         These amounts were $226,000, $148,000 and $0, respectively, at December 31, 1999.

         The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $848,000, $939,000 and $972,000 in 2000, 1999 and 1998, respectively.

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

         The following tables set forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 2000 and 1999:

                                          Years Ended December 31,
                                           2000              1999
                                           (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year            $ 14,410          $ 14,919
           Service cost                       420               457
           Interest cost                      970             1,049
           Plan participants'
            contributions                      74                70
           Amendments                           -              (506)
           Net actuarial (gain) loss       (1,486)              119
           Benefits paid                   (1,357)           (1,698)
                                         ________          ________
           Benefit obligation
            at end of year                 13,031            14,410
                                         ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year                -                 -
           Employer contributions           1,283             1,628
           Plan participants'
            contributions                      74                70
           Benefits paid                   (1,357)           (1,698)
                                         ________          ________
           Fair value of plan assets
            at end of year                      -                 -
                                         ________          ________
         Net amount recognized:
           Funded status                  (13,031)          (14,410)
           Unrecognized net
            actuarial (gain) loss              (9)            1,477
           Unrecognized prior
            service cost                   (2,440)           (2,661)
                                         ________          ________
           Accrued postretirement
            benefit liability            $(15,480)         $(15,594)


         Weighted-average assumptions
          at end of year:
            Discount rate                 7.75%               8.0%
            Expected return on
             plan assets                   N/A                N/A
            Rate of compensation
             increase                      N/A                N/A

         For measurement purposes, a 6% gross health care trend rate was used for benefits for 2001. Trend rates were assumed to decrease to 5% in 2002 and remain at that level thereafter.

                                       Years Ended December 31,
                                  2000           1999           1998
                                         (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
            Service cost        $    420       $    457       $    410
            Interest cost            970          1,049          1,008
            Recognized net
             actuarial
             loss                      -             71              -
            Amortization
             of prior
             service cost           (221)          (203)          (184)
                                ________       ________       ________
            Net periodic
             benefit cost       $  1,169       $  1,374       $  1,234


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                       One Percentage    One Percentage
                                       Point Increase    Point Decrease
                                            (Dollars in Thousands)

         Effect on total of service
          and interest cost components     $  119            $ (103)

         Effect on postretirement
          benefit obligation                  873              (773)

NOTE K - RESEARCH AND DEVELOPMENT

         Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7,299,000 in 2000, $7,646,000 in 1999 and
         $8,247,000 in 1998. All engineering and product development costs are charged to engineering and field service expense as incurred.

NOTE L - CALCULATION OF NET LOSS PER SHARE OF COMMON STOCK

         Basic and diluted net loss per share of common stock was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock options outstanding were not included in the per share calculations because they did not have a dilutive effect. The following is a reconciliation of the numerators and the denominators of the basic and diluted net loss per share of common stock calculations:

                                        Years Ended December 31,
                                   2000           1999           1998
                                         (Dollars in Thousands,
                                        Except Per Share Amounts)
         Basic and Diluted

          Net loss              $  (32,797)    $  (22,575)    $   (8,264)


          Weighted
           average shares
           outstanding           1,441,158      1,442,466      1,436,648


          Net loss
           per share            $   (22.76)    $   (15.65)    $    (5.75)


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

         Based on the above, the Company's operations are classified as one operating segment.

         The following table summarizes the Company's net sales:

                                       Years Ended December 31,
                                  2000           1999           1998
                                         (Dollars in Thousands)

         Machines               $ 68,925       $114,207       $107,268
         Parts and services      211,518        204,428        208,570
                                ________       ________       ________

                                $280,443       $318,635       $315,838


         Financial information by geographical area is set forth in the following table. Each geographic area represents the origin of the financial information.

                                           Sales to
                                           External         Long-Lived
                                           Customers          Assets
                                               (Dollars in Thousands)
         2000

          United States                    $151,841          $ 73,390
          Australia                          33,598               342
          South America                      44,257             5,780
          Far East and South Africa          20,140               937
          Other Foreign                      30,607             6,104
                                           ________          ________

                                           $280,443          $ 86,553

         1999

          United States                    $166,585          $ 81,099
          Australia                          66,496             1,122
          South America                      35,837             6,177
          Far East and South Africa          24,097               882
          Other Foreign                      25,620             6,525
                                           ________          ________

                                           $318,635          $ 95,805

         1998

          United States                    $170,605          $ 90,181
          Australia                          58,491             1,092
          South America                      36,260             7,451
          Far East and South Africa          31,080             1,032
          Other Foreign                      19,402               874
                                           ________          ________

                                           $315,838          $100,630


         The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2000, 1999 and 1998, one customer accounted for approximately 11%, 16% and 19%, respectively, of the Company's consolidated net sales.

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

         Commitments

         The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $4,170,000 in 2000, $6,244,000 in 1999 and $7,157,000 in 1998.
         Future minimum annual payments under noncancellable agreements are as follows:

                                   (Dollars in Thousands)

                   2001                   $  3,411
                   2002                      3,997
                   2003                      3,281
                   2004                      2,682
                   2005                      1,793
                   After 2005                  357


                                          $ 15,521


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

NOTE O - QUARTERLY RESULTS - UNAUDITED

         Quarterly results are as follows:

                                      Quarters Ended at End of
                              March       June      September   December
                                         (Dollars in Thousands,
                                        Except Per Share Amounts)
Net sales:
 2000                       $ 65,992    $ 67,481    $ 69,260    $ 77,710
 1999                         74,610      90,549      75,977      77,499
 1998                         73,700      80,041      76,149      85,948

Gross profit:
 2000                       $  8,009    $  5,913    $ 14,880    $ 12,507
 1999                         14,251      16,986      14,077       5,998
 1998                          7,119      16,503      15,412      13,593

Net earnings (loss):
 2000(1)                    $(11,496)   $(11,849)   $ (3,585)   $ (5,867)
 1999(2)                      (2,096)       (756)     (2,798)    (16,925)
 1998                         (9,069)       (293)       (868)      1,966

Basic and diluted
 net earnings (loss)
 per common share:
 2000                       $  (7.97)   $  (8.22)   $  (2.49)   $  (4.07)
 1999                          (1.45)       (.52)      (1.94)     (11.74)
 1998                          (6.33)       (.20)       (.60)       1.37

Weighted average shares
 outstanding - basic and
 diluted (in thousands):
 2000                          1,442       1,442       1,442       1,442
 1999                          1,442       1,442       1,442       1,443
 1998                          1,432       1,438       1,438       1,439

(1) Included in the net loss for the first quarter of 2000 was $2,695,000 of restructuring charges. The net loss for the third quarter of 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues.

(2) Included in the net loss for the fourth quarter of 1999 was a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.

NOTE P - RESTRUCTURING

         Due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through layoffS and has also reduced the number of its salaried employees. These activities resulted in restructuring charges of $2,689,000 during the year ended December 31, 2000. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Statement of Operations. Substantially all of these restructuring charges were paid as of December 31, 2000.

NOTE Q - SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         The Company's payment obligations under the Senior Notes are guaranteed by the Guarantor Subsidiaries. Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. The Company has determined that it is not practicable to allocate goodwill, intangible assets and deferred income taxes to the Guarantor Subsidiaries and Other Subsidiaries. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                For the Year Ended December 31, 2000
                                       (Dollars in Thousands)
                             Parent       Guarantor           Other                            Consolidated
                            Company      Subsidiaries      Subsidiaries      Eliminations         Total

Revenues:
  Net sales                 $159,376       $ 37,866          $137,408          $(54,207)         $280,443
  Other income                 5,177              4               726            (4,693)            1,214
                            ________       ________          ________          ________          ________

                             164,553         37,870           138,134           (58,900)          281,657
                            ________       ________          ________          ________          ________

Costs and Expenses:
  Cost of products sold      142,589         35,593           115,134           (54,182)          239,134
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                  34,421          1,225            14,515                 -            50,161
  Interest expense            21,476          1,889             3,422            (4,693)           22,094
                            ________       ________          ________          ________          ________

                             198,486         38,707           133,071           (58,875)          311,389
                            ________       ________          ________          ________          ________

Earnings (loss) before
  income taxes and equity
  in net earnings (loss) of
  consolidated subsidiaries  (33,933)          (837)            5,063               (25)          (29,732)
Income taxes                     848             74             2,143                 -             3,065
                            ________       ________          ________          ________          ________

Earnings (loss) before equity
  in net earnings (loss) of
  consolidated subsidiaries  (34,781)          (911)            2,920               (25)          (32,797)

Equity in net earnings
  (loss) of consolidated
  subsidiaries                 2,009              -                 -            (2,009)                -
                            ________       ________          ________          ________          ________

Net earnings (loss)         $(32,772)      $   (911)         $  2,920          $ (2,034)         $(32,797)




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



                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 2000
                                       (Dollars in Thousands)
                             Parent       Guarantor           Other                            Consolidated
                            Company      Subsidiaries      Subsidiaries      Eliminations         Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents $      -       $     36          $  6,912          $       -         $  6,948
  Receivables                 32,641          9,343            16,813                  -           58,797
  Intercompany receivables    70,534          2,292            17,953            (90,779)               -
  Inventories                 53,665          4,418            45,627             (2,584)         101,126
  Prepaid expenses and
    other current assets         562            296             5,135                  -            5,993
                            ________       ________          ________          _________         ________

    Total Current Assets     157,402         16,385            92,440            (93,363)         172,864

OTHER ASSETS:
  Restricted funds on deposit    350              -               200                  -              550
  Goodwill                    57,821              -                 -                  -           57,821
  Intangible assets - net     38,180              -                 -                  -           38,180
  Other assets                 9,072              -             2,726                  -           11,798
  Investment in subsidiaries  12,735              -                 -            (12,735)               -
                            ________       ________          ________          _________         ________

                             118,158              -             2,926            (12,735)         108,349

PROPERTY, PLANT AND
 EQUIPMENT - net              67,524          5,624            13,405                  -           86,553
                            ________       ________          ________          _________         ________

                            $343,084       $ 22,009          $108,771          $(106,098)        $367,766

LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses        $ 38,011       $  2,430          $ 17,343          $    (256)        $ 57,528
  Intercompany payables        1,456         25,665            58,370            (85,491)               -
  Liabilities to customers
    on uncompleted contracts
    and warranties             3,483            623             1,353                  -            5,459
  Income taxes                   158            128             1,391                  -            1,677
  Short-term obligations          52              -               243                  -              295
  Current maturities of
    long-term debt               317              -             6,246                  -            6,563
                            ________       ________          ________          _________         ________

  Total Current Liabilities   43,477         28,846            84,946            (85,747)          71,522

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties             2,412              -                 -                  -            2,412
  Postretirement benefits     13,409              -               460                  -           13,869
  Deferred expenses and other 15,422            253               559                  -           16,234
                            ________       ________          ________          _________         ________

                              31,243            253             1,019                  -           32,515

LONG-TERM DEBT, less
  current maturities         214,832              -             2,981                  -          217,813

COMMON SHAREHOLDERS'
  INVESTMENT                  53,532         (7,090)           19,825            (20,351)          45,916
                            ________       ________          ________          _________         ________

                            $343,084       $ 22,009          $108,771          $(106,098)        $367,766



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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                For the Year Ended December 31, 2000
                                       (Dollars in Thousands)
                             Parent       Guarantor           Other                            Consolidated
                            Company      Subsidiaries      Subsidiaries      Eliminations         Total

Net Cash Provided By (Used
In) Operating Activities    $ (6,332)      $  3,201          $  2,532          $      -          $   (599)
                            ________       ________          ________          ________          ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit              (350)             -              (111)                -              (461)
Purchases of property,
  plant and equipment         (1,903)          (210)           (1,388)                -            (3,501)
Proceeds from sale of
  property, plant and
  equipment                       54            522               873                 -             1,449
Dividends paid to parent       4,130         (3,500)             (630)                -                 -
                            ________       ________          ________          ________          ________
Net cash provided by (used
  in) investing activities     1,931         (3,188)           (1,256)                -            (2,513)
                            ________       ________          ________          ________          ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facility              5,100              -                 -                 -             5,100
Net decrease in other bank
  borrowings                     (98)             -               (52)                -              (150)
Payment of long-term debt       (470)             -            (1,781)                -            (2,251)
Purchase of treasury stock      (131)             -                 -                 -              (131)
                            ________       ________          ________          ________          ________
Net cash provided by (used
  in) financing activities     4,401              -            (1,833)                -             2,568
                            ________       ________          ________          ________          ________
Effect of exchange rate
  changes on cash                  -              -              (877)                -              (877)
                            ________       ________          ________          ________          ________
Net increase (decrease) in
  cash and cash equivalents        -             13            (1,434)                -            (1,421)
Cash and cash equivalents
  at beginning of year             -             23             8,346                 -             8,369
                            ________       ________          ________          ________          ________
Cash and cash equivalents
  at end of year            $      -       $     36          $  6,912          $      -          $  6,948


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
                            ________       ________          ________          ________          ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facility              9,400              -                 -                 -             9,400
Net increase (decrease) in
  long-term debt and other
  bank borrowings               (159)             -             8,904                 -             8,745
Proceeds from issuance of
  common stock                    31              -                 -                 -                31
Purchase of treasury stock      (196)             -                 -                 -              (196)
                            ________       ________          ________          ________          ________
Net cash provided by
  financing activities         9,076              -             8,904                 -            17,980
                            ________       ________          ________          ________          ________
Effect of exchange rate
  changes on cash                  -              -              (438)                -              (438)
                            ________       ________          ________          ________          ________
Net decrease in cash and
  and cash equivalents             -            (37)             (415)                -              (452)
Cash and cash equivalents
  at beginning of year             -             60             8,761                 -             8,821
                            ________       ________          ________          ________          ________
Cash and cash equivalents
  at end of year            $      -       $     23          $  8,346          $      -          $  8,369


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
                            ________       ________          ________          ________          ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facility             27,735              -                 -                 -            27,735
Net (increase) decrease
  in other bank borrowings       104              -              (174)                -               (70)
Payment of acquisition
  and refinancing expenses      (293)             -                 -                 -              (293)
Proceeds from issuance of
  long-term debt               1,050              -                 -                 -             1,050
Payment of long-term debt        (86)             -              (264)                -              (350)
Proceeds from issuance
  of common stock                880              -                 -                 -               880
                            ________       ________          ________          ________          ________
Net cash provided by (used
  in) financing activities    29,390              -              (438)                -            28,952
                            ________       ________          ________          ________          ________
Effect of exchange rate
  changes on cash                  -              -              (261)                -              (261)
                            ________       ________          ________          ________          ________
Net decrease in cash
  and cash equivalents             -            (43)           (6,207)                -            (6,250)
Cash and cash equivalents
  at beginning of year             -            103            14,968                 -            15,071
                            ________       ________          ________          ________          ________
Cash and cash equivalents
  at end of year            $      -       $     60          $  8,761          $      -          $  8,821



                                                  ARTHUR ANDERSEN



Report of Independent Public Accountants



To the Board of Directors and Shareholders of Bucyrus International, Inc.:

We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. (Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income (loss), common shareholders' investment and cash flows for the three years ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the three years ended December 31, 2000 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 9, 2001 (except with respect to the matter discussed in Note F, as to which the date is is March 20, 2001.)


                             Bucyrus International, Inc. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts and Reserves
                         For the Years Ended December 31, 2000, 1999 and 1998
                                        (Dollars in Thousands)
                                                               Charges
                                              Balance At      (Credits)          (Charges)       Balance At
                                              Beginning        To Costs           Credits           End
                                              Of Period      And Expenses     To Reserves(1)     Of Period
Allowance for possible losses:

Year ended December 31, 2000:
  Notes and accounts receivable - current      $1,090           $    3            $   66          $1,159

Year ended December 31, 1999:
  Notes and accounts receivable - current      $  918           $   95            $   77          $1,090

Year ended December 31, 1998:
  Notes and accounts receivable - current      $  734           $   27            $  157          $  918






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

   The following table sets forth, for each of the seven directors of the Company, information regarding their names, ages, principal occupations, and other directorships in certain companies held by them, and their length of continuous service as a director of the Company. Except as otherwise noted, each director has engaged in the principal occupation or employment and has held the offices shown for more than the past five years. Unless otherwise indicated, each director listed above is a citizen of the United States and the address of such person is the Company's principal executive offices. There are no family relationships among the directors and executive officers of the Company.

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    65        Mr. Bingham is a director, the
                                President, Treasurer and Assistant
                                Secretary of American Industrial
                                Partners Corporation.  He co-founded
                                American Industrial Partners and has
                                been a director and officer of the firm
                                since 1989.  Mr. Bingham is also a
                                director of Great Lakes Carbon
                                Corporation, RBX Group, Stanadyne
                                Automotive and Sweetheart Holdings.  He
                                formerly served on the boards of Avis,
                                Inc., ITT Life Insurance Corporation
                                and Valero Energy Corporation.
                                Mr. Bingham has been a director of the
                                Company since September 1997.

Wayne T. Ewing        67        Mr. Ewing is a coal industry management
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

Willard R. Hildebrand 61        Mr. Hildebrand was President and Chief
                                Executive Officer of the Company from
                                March 11, 1996 to December 14, 1998
                                upon which he became a non-executive
                                vice chairman of the Company's Board
                                until March 11, 2000.  Mr. Hildebrand
                                was President and Chief Executive
                                Officer of Great Dane Trailers, Inc. (a
                                privately held manufacturer of a
                                variety of truck trailers) from 1991 to
                                1996.  Prior to 1991, Mr. Hildebrand
                                held a variety of sales and marketing
                                positions with Fiat-Allis North
                                America, Inc. and was President and
                                Chief Operating Officer from 1985 to
                                1991.  Mr. Hildebrand has been a
                                director of the Company since March
                                1996.

Kim A. Marvin         39        Mr. Marvin is a director, the Secretary
                                and a Managing Director of American
                                Industrial Partners Acquisition
                                Company, LLC.  Mr. Marvin joined the
                                San Francisco office of American
                                Industrial Partners in 1997 from the
                                Mergers & Acquisitions Department of
                                Goldman, Sachs & Co. where he had been
                                employed since 1994.  Mr. Marvin is
                                also a director of Great Lakes Carbon
                                Corporation. Mr. Marvin has been a
                                director of the Company since September
                                1997.

Robert L. Purdum      65        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Berlitz International, Inc.  Mr. Purdum
                                has been a director of the Company
                                since November 1997.

Theodore C. Rogers    66        Mr. Rogers has served as Chief
                                Executive Officer of the Company since
                                December 23, 1999.  Mr. Rogers also
                                served as President of the Company from
                                December 1999 to August 2000. Mr.Rogers
                                is a director, the Chairman of the
                                Board and the Secretary of American
                                Industrial Partners Corporation.  He
                                co-founded American Industrial Partners
                                and has been a director and officer of
                                the firm since 1989.  He currently
                                serves as a director and the Chief
                                Executive Officer of RBX Group and as a
                                non-executive Chairman of the Board and
                                director of Great Lakes Carbon
                                Corporation.  He is also a director of
                                Stanadyne Automotive.  Mr. Rogers has
                                been a director of the Company since
                                November 1997.

Timothy W. Sullivan   47        Mr. Sullivan has served as President
                                and Chief Operating Officer of the
                                Company since August 14, 2000.
                                Mr. Sullivan rejoined the Company on
                                January 17, 2000 as Executive Vice
                                President.  From January 1999 through
                                December 1999 Mr. Sullivan served as
                                President and Chief Executive Officer
                                of United Container Machinery, Inc.
                                From 1986 through 1998 Mr. Sullivan
                                held various positions with the
                                Company; Executive Vice President -
                                Marketing from June 1998 through
                                December 1998, Vice President Marketing
                                and Sales from April 1995 through May
                                1998, Director of Business Development
                                in 1994, Director of Parts Sales and
                                Subsidiary Operations from 1990 to 1994
                                and Product Manager of Electric Mining
                                Shovels and International Sales from
                                1986 to 1990.  Mr. Sullivan has been a
                                director of the Company since August
                                2000.

Executive Officers

   Set forth below are the names, ages and present occupations of all executive officers of the Company. Executive officers named therein are elected annually and serve at the pleasure of the Board. Messrs. Bruno and Mackus are each employed under one-year employment agreements which automatically renew for additional one-year terms subject to the provisions thereof. See ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Employment Agreements.

   Name                      Age, Position and Background

Theodore C. Rogers    Mr. Rogers, age 66, has served as Chief Executive
                      Officer since December 23, 1999. Mr. Rogers also served as President from December 1999 to August
                      2000.  Mr. Rogers co-founded American Industrial
                      Partners and has been an officer and director of the firm since 1989. Mr. Rogers was President, Chairman, Chief Executive Officer and Chief
                      Operating Officer of NL Industries. Mr. Rogers has been a director of the Company since November 1997.

John F. Bosbous       Mr. Bosbous, age 48, has served as Treasurer since
                      March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1998.

Frank P. Bruno        Mr. Bruno, age 64, has served as Vice President -
                      Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human
                      Resources and Administration with Eagle Industries,
                      Inc.

Craig R. Mackus       Mr. Mackus, age 49, has served as Secretary since
                      May 1996 and as Controller since February 1988.
                      Mr. Mackus was Division Controller and Assistant
                      Corporate Controller from 1985 to 1988, Manager of
                      Corporate Accounting from 1981 to 1982 and 1984 to
                      1985, and Assistant Corporate Controller of Western
                      Gear Corporation from 1982 to 1984.

Thomas B. Phillips    Mr. Phillips, age 55, has served as Executive Vice
                      President since August 2000. Mr. Phillips rejoined the Company on January 10, 2000 as Vice President-
                      Operations.  From September, 1999 through January,
                      2000 Mr. Phillips served as a Consultant and Assistant to the President at United Container
                      Machinery, Inc.  From 1983 through 1999 Mr.
                      Phillips held various positions with the Company;
                      Executive Vice President - Operations from June
                      1998 through April 1999, Vice President - Materials from March 1996 to June 1998, Director of Materials from 1986 to 1996, Manufacturing Manager from June
                      1986 to October 1986 and Materials Manager from
                      1983 to 1986.

Timothy W. Sullivan   Mr. Sullivan, age 47, has served as President and
                      Chief Operating Officer of the Company since August
                      2000.  Mr. Sullivan rejoined the Company on January
                      17, 2000 as Executive Vice President.  From January
                      1999 through December 1999 Mr. Sullivan served as
                      President and Chief Executive Officer of United
                      Container Machinery, Inc.  From 1986 through 1998
                      Mr. Sullivan held various positions with the Company; Executive Vice President - Marketing from
                      June 1998 through December 1998, Vice President
                      Marketing and Sales from April 1995 through May
                      1998, Director of Business Development in 1994,
                      Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric
                      Mining Shovels and International Sales from 1986 to
                      1990. Mr. Sullivan has been a director of the Company since August 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

   Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held, and Mr. Ewing who is paid an annual fee of $25,000. Directors are reimbursed for out-of-pocket expenses.

Summary Compensation Table

   The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 2000 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 2000. The persons named in the table are sometimes referred to herein as the "named executive officers".


                                                                       Long-Term
                                                   Annual            Compensation
                                              Compensation(1)           Awards
                                                                      Securities         All Other
         Name and                                                     Underlying       Compensation
    Principal Position            Year      Salary($)    Bonus($)      Options(#)          ($)(2)
     Theodore C. Rogers (3)       2000              -           -             -                 -
      Chief Executive Officer     1999              -           -             -                 -

     Frank P. Bruno               2000      $ 133,602    $ 26,578             -         $   4,651
      Vice President-             1999        128,694           -             -             5,015
      Human Resources             1998        120,294      14,916         6,100             4,776

     Craig R. Mackus              2000        148,902      29,768             -             4,905
      Secretary and               1999        145,011           -             -             5,440
      Controller                  1998        138,542      17,178         7,500             5,788

     Thomas B. Phillips(4)        2000        185,001      56,250             -            94,653
      Executive Vice              1999         80,770           -             -            98,001
      President                   1998        148,075      23,153        11,250             6,212

     Timothy W. Sullivan(5)       2000        259,126      200,00             -           120,234
      President and Chief         1999         13,522           -             -                78
      Operating Officer           1998        159,134           -        11,250             5,888

          _______________

          (1)  Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
          (2)  "All Other Compensation" includes the following:  (i) the employer match under the Company's 401(k) savings plan for 2000, 1999 and 1998, respectively:  Mr. Bruno ($3,990, $4,219 and $3,793), Mr. Mackus ($4,467,
               $4,866 and $5,000), Mr. Phillips ($5,250, $5,000 and $5,000), and Mr. Sullivan ($5,250, $0 and $5,000); (ii)
               imputed income from life insurance for 2000, 1999 and 1998, respectively:  Mr. Bruno ($661, $796 and $983),
               Mr. Mackus ($438, $574 and $788), Mr. Phillips ($1,374, $1,126 and $1,212) and Mr. Sullivan ($742, $78 and
               $888); (iii) relocation allowance paid to Mr. Sullivan for 2000 ($114,242); (iv) supplemental pension payment to Mr. Phillips for 2000 ($85,000) and severance of $3,029 paid before his return to the Company in
               January 2000; severance payment to Mr. Phillips in 1999 ($91,875).
          (3)  Mr. Rogers became the President and Chief Executive Officer on December 23, 1999.  No compensation will be paid to Mr. Rogers during his tenure.
          (4)  Mr. Phillips was Executive Vice President - Operations in 1998 and a portion of 1999.  He rejoined the
               Company in January 2000.  His options granted in 1998 were cancelled when he left the Company in 1999.
          (5)  Mr. Sullivan was Executive Vice President - Marketing in 1998 and had resigned from the Company in 1999.
               His options granted in 1998 were cancelled when he left the Company.


1998 Management Stock Option Plan

   On March 17, 1998, the Board adopted the 1998 Management Stock Option
Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year ($40,209,000 in 1998, $50,399,000 in 1999, and no determination was made for the years 2000 and 2001). In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. None of the options granted under the 1998 Option Plan have vested as of the date of this report. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the 1998 Option Plan.

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

Option Grants Table

   There were no options granted to the named executive officers in 2000 under the Company's 1998 Option Plan.


Aggregate Option Exercises in 2000 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 2000 and the fiscal year-end value of the unexercised stock options held by such officers.
                                                                               Value of Unexercised
                                                Number of Securities               In-The-Money
                     Shares                    Underlying Unexercised            Options at End of
                    Acquired                     Options at End of             Fiscal Year 2000 (1)
                       On       Value           Fiscal Year 2000 (#)                   ($)
                    Exercise   Realized
Name                  (#)        ($)        Exercisable   Unexercisable     Exercisable   Unexercisable

T. C. Rogers           0         N/A             0                 0              0              0

F. P. Bruno            0         N/A             0             6,100              0              0

C. R. Mackus           0         N/A             0             7,500              0              0

T. B. Phillips         0         N/A             0                 0              0              0

T. W. Sullivan         0         N/A             0                 0              0              0

(1)  Substantially all of the Company's common stock is owned by AIPAC and there is no established public trading market therefor.  Under the 1998 Option Plan, the fair value of a share of common stock is established by the board of directors as the price at which the Company will buy or sell its common stock.  The fair value as of December 31, 2000, as so established, was $100 per share, which is equal to the fair value on the date of grant, and is also the stock option exercise price, for all of the options listed in the above table.  Accordingly, none of the options listed in the above table was
     "in-the-money" on December 31, 2000.



Pension Plan Table

   Effective January 1, 2000, the pension plan covering salaried employees was converted to a cash balance formula for all employees except for those who, on December 31, 1999, were either age 60 and above or age 55 with 10 years or more years of credited service. The actuarial equivalent of benefits earned as of December 31, 1999 was used to establish an opening account balance. Each month a percentage of the employee's earnings is credited to the account in accordance with the following table:

    Service at the Beginning of Year            Pay Credits

          Less than 5                              4.0%
          5 but less than 10                       4.5%
          10 but less than 15                      5.0%
          15 but less than 20                      5.5%
          20 but less than 25                      6.0%
          25 but less than 30                      6.5%
          30 or more                               7.0%

   In addition, employees hired prior to January 1, 1999 receive transition pay-based credits of 1.5% to 2.5% for the next five years. Each account is also credited with interest using the average annual rate of U.S. 30-year Treasury Securities for the November preceding the plan year.

   Upon termination of employment, the employee may receive benefits in the form of a lump sum equal to the value of the cash balance account or a monthly annuity equal to the actuarial equivalent of the cash account balance.

   For salaried employees who were not converted to the cash balance formula, the following table sets forth the estimated annual benefits payable on a straight life annuity basis (prior to offset of one-half of estimated Social Security benefits) to participating employees, including officers, upon retirement at normal retirement age for the years of service and the average annual earnings indicated under the Company's defined benefit pension plan.

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

   Covered compensation for purposes of the pension plan consists of the average of a participant's highest total salary and bonus (excluding compensation deferred pursuant to any non-qualified plan) for a consecutive five year period during the last ten calendar years of service prior to retirement.

   The years of credited service under the pension plan for each of the named executive officers are as follows: Mr. Bruno (3), Mr. Mackus (21), Mr. Sullivan (21), and Mr. Phillips (24). Mr. Rogers is not a member of the plan.

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

   Executive officers and other Company employees participated in the 2000 Management Incentive Plan. Under the 2000 Management Incentive Plan, the Board established a management incentive budget designed to promote overall Company improvement through such categories as shipments, inventory levels, bookings and the like and, in consultation with the CEO, established target incentive bonus percentages of between 10% and 50% of base salary for executive officers (other than the CEO, who is not a participant) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual achievement was less than 80% of budgeted goals, and a maximum bonus of two times the target incentive bonus percentage would be paid if actual achievement was 120% or more of budgeted goals. In 2000, the Company's actual achievement in certain categories did meet or exceed budgeted goals, and bonuses were awarded under this plan.

Chief Executive Officer Compensation

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

                               BOARD OF DIRECTORS OF
                               BUCYRUS INTERNATIONAL, INC.

                               W. Richard Bingham
                               Wayne T. Ewing
                               Willard R. Hildebrand
                               Kim A. Marvin
                               Robert L. Purdum
                               Theodore C. Rogers
                               Timothy W. Sullivan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 26, 2001:

                              Amount and Nature
Name and Address of        of Beneficial Ownership         Percent of Class
 Beneficial Owner               (# of Shares)                    Class

Bucyrus Holdings, LLC             1,430,300                      99.6%
One Maritime Plaza
Suite 2525
San Francisco, CA  94111

   The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 26, 2001:

                                Amount and Nature
     Name of               of Beneficial Ownership (1)     Percent of Class
 Beneficial Owner                 (# of Shares)                Class (2)

W. R. Bingham                           0 (3)                      *
W. T. Ewing                             0                          *
W. R. Hildebrand                    4,000                          *
K. A. Marvin                            0 (3)                      *
R. L. Purdum                            0 (3)                      *
T. C. Rogers                            0 (3)                      *
F. P. Bruno                           300                          *
C. R. Mackus                          500                          *
T. B. Phillips                          0                          *
T. W. Sullivan                          0                          *
All directors and
  executive officers
  as a group (11 persons)           4,800                          *

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

   Mr. Light

   Mr. Stephen Light, the former Chief Executive Officer of the Company, terminated his employment with the Company in December, 1999. Upon such termination, Mr. Light continued to be entitled to receive certain remuneration from the Company (as more fully reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999), including an annual bonus of $112,500. When Mr. Light was employed by the Company, he was required to purchase 5,000 shares of the Company's common stock at a total cost of $500,000 for which he gave the Company cash in the amount of $100,000 and a $400,000 promissory note. In 2000, the Company and Mr. Light agreed that, in exchange for Mr. Light's surrender of his 5,000 shares of Company common stock and his agreement to forego his annual bonus, the Company returned the $100,000 cash payment and cancelled the $400,000 promissory note.

   Mr. Hildebrand

   Mr. Hildebrand served as President and Chief Executive Officer of the Company until December 9, 1998 under an employment agreement with the Company dated March 11, 1996, as amended March 5, 1998. Pursuant to Mr. Hildebrand's employment agreement, he remained employed as the Vice Chairman of the Company until the end of the initial term of his employment agreement, which expired on March 11, 2000. The amendment dated March 5, 1998 also required that Mr. Hildebrand serve as a director of the Company for the duration of his employment under the agreement. Mr. Hildebrand was advised that the Company elected not to renew his employment agreement after the initial term expired on March 11, 2000. Commencing on March 11, 2000, Mr. Hildebrand received severance in the amount of $10,000 per month for a period of one year following a two month notice requirement. In addition, Mr. Hildebrand was entitled to participate in the Company's medical and retirement programs during this period.

   As Vice Chairman, Mr. Hildebrand's base salary was $120,000 per year. In addition, pursuant to his employment agreement, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and
(ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

   Mr. Sullivan

   In August 2000, the Company entered into an agreement with Mr. Sullivan to serve as President of the Company. Simultaneous with that agreement, Mr. Sullivan was elected to the Board of Directors and assumed the additional position as Chief Operating Officer. Mr. Sullivan's base salary was $250,000 per year, which was increased to $300,000 per year effective August 14, 2000. Mr. Sullivan's base salary is subject to increase at the discretion of the Board and he is eligible to participate in the Company's Incentive Program for Sales and Marketing Personnel, pursuant to which in Mr. Sullivan's case he will be entitled to receive a bonus based on the outcome of sales of machines and parts. Mr. Sullivan is the only named executive officer who is an active member of the Company's Incentive Program for Sales and Marketing Personnel and consequently the only named executive officer who is eligible to participate in the Company's Incentive Program for Sales and Marketing Personnel. In addition, Mr. Sullivan is entitled to participate in employee and fringe benefit plans that the Company provides to similarly situated management employees.

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

Management Services Agreement

   American Industrial Partners ("AIP") provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company for an annual fee of $1,450,000 and is reimbursed for out-of-pocket expenses. Payment of the annual fee is currently being deferred and is subordinated in right of payment to the Credit Agreement. At December 31, 2000, $2,914,000 of fees was payable to AIP under this agreement.




                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page No.

 (a)  1. FINANCIAL STATEMENTS

         Consolidated Statements of Operations for                      24
         the years ended December 31, 2000, 1999
         and 1998.

         Consolidated Statements of Comprehensive Income (Loss)         25
         for the years ended December 31, 2000, 1999 and 1998.

         Consolidated Balance Sheets as of December 31,              26-27
         2000 and 1999.

         Consolidated Statements of Common Shareholders'                28
         Investment for the years ended December 31, 2000
         1999 and 1998.

         Consolidated Statements of Cash Flows for the               29-30
         years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements                  31-64
         for the years ended December 31, 2000, 1999 and 1998.

         Report of Arthur Andersen LLP                                  65

      2. FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying                         66
                        Accounts and Reserves

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.



                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BUCYRUS INTERNATIONAL, INC.
   (Registrant)

   By   /s/ T. C. Rogers                            March 27, 2001
       Theodore C. Rogers,
       Chief Executive Officer

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

   Signature and Title                                   Date

   /s/ W. Richard Bingham                           March 26, 2001
   W. Richard Bingham, Director

   /s/ Wayne T. Ewing                               March 26, 2001
   Wayne T. Ewing, Director

   /s/ W. R. Hildebrand                             March 27, 2001
   Willard R. Hildebrand, Director

   /s/ Kim A. Marvin                                March 27, 2001
   Kim A. Marvin, Director

   /s/ Robert L. Purdum                             March 28, 2001
   Robert L. Purdum, Director

   /s/ T. C. Rogers                                 March 27, 2001
   Theodore C. Rogers, Director

   /s/ T. W. Sullivan                               March 28, 2001
   Timothy W. Sullivan, Director

   /s/ Craig R. Mackus                              March 26, 2001
   Craig R. Mackus, Secretary
   and Controller
   (Principal Accounting and
   Financial Officer)



               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   The Registrant does not furnish an annual report or proxy soliciting material to its security holders.



                          BUCYRUS INTERNATIONAL, INC.
                                 EXHIBIT INDEX
                                      TO
                        2000 ANNUAL REPORT ON FORM 10-K

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

 2.3    Second Amended Joint Plan         Exhibit 2.1 to
        of Reorganization of B-E          Registrant's
        Holdings, Inc. and Bucyrus-       Current Report
        Erie Company under Chapter 11     on Form 8-K,
        of the Bankruptcy Code, as        filed with the
        modified December 1, 1994,        Commission and
        including Exhibits.               dated December 1,
                                          1994.

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

        (a) Letter dated                  Exhibit 4.1(a)
        February 15, 2000                 to Registrant's
        evidencing change of              Quarterly Report
        Indenture Trustee.                on Form 10-Q
                                          filed with the
                                          Commission on
                                          November 6, 2000.

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

        (f) Sixth amendment dated         Exhibit 10.1(f)
        September 8, 2000 to              to Registrant's
        Credit Agreement.                 Quarterly Report
                                          on Form 10-Q
                                          filed with the
                                          Commission on
                                          November 6, 2000.

        (g) Seventh amendment dated                                  X
        March 20, 2001 to
        Credit Agreement.

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

10.13   Secured Promissory Note           Exhibit 10.20 to
        between S. R. Light               Registrant's
        and the Registrant                Annual Report on
        dated December 18, 1998.          Form 10-K for
                                          the year ended
                                          December 31, 1998.

10.14   Pledge Agreement between          Exhibit 10.21 to
        S. R. Light and the               Registrant's
        Registrant dated                  Annual Report on
        December 18, 1998.                Form 10-K for
                                          the year ended
                                          December 31, 1998.

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

10.16   Employment Agreement              Exhibit 10.16 to
        between Registrant and            Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.17   Secured Promissory Note           Exhibit 10.17 to
        between Registrant and            Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.18   Pledge Agreement                  Exhibit 10.18 to
        between Registrant and            Registrant's
        M. W. Salsieder dated             Annual Report on
        June 23, 1999.                    Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.19   Consulting Agreement              Exhibit 10.19
        between Registrant and            to Registrant's
        Wayne T. Ewing dated              Annual Report on
        February 1, 2000.                 Form 10-K for
                                          the year ended
                                          December 31, 1999.

10.20   Letter Agreement                  Exhibit 10.7
        between Registrant and            to Registrant's
        T. W. Sullivan                    Quarterly Report
        dated August 8, 2000.             on Form 10-Q
                                          filed with the
                                          Commission on
                                          August 14, 2000.

10.21   Agreement of Debt                                            X
        Conversion between
        Registrant and
        Bucyrus Holdings, LLC
        dated March 22, 2001.

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