Form 10-Q
period 2001-03-31
BUCYRUS INTERNATIONAL INC
filed 2001-05-15
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding May 10, 2001

     Common Stock, $.01 par value                      1,435,600



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Statements of Operations -
         Quarters ended March 31, 2001 and 2000                        4

         Consolidated Condensed Statements of
         Comprehensive Income (Loss) - Quarters ended
         March 31, 2001 and 2000                                       5

         Consolidated Condensed Balance Sheets -
         March 31, 2001 and December 31, 2000                        6-7

         Consolidated Condensed Statements of Cash Flows -
         Quarters ended March 31, 2001 and 2000                        8

         Notes to Consolidated Condensed Financial
         Statements                                                 9-19

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations      20-26

PART II. OTHER INFORMATION:

       Item 6 - Exhibits and Reports on Form 8-K                      27

       Signature Page                                                 28


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarter Ended March 31,
                                        2001            2000
Revenues:
  Net sales                          $   64,702      $   65,992
  Other income                              105             114
                                     __________      __________

                                         64,807          66,106
                                     __________      __________
Costs and Expenses:
  Cost of products sold                  52,699          57,983
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses               11,192          14,105
  Interest expense                        5,421           5,349
                                     __________      __________

                                         69,312          77,437
                                     __________      __________

Loss before income taxes                 (4,505)        (11,331)

Income taxes                                100             165
                                     __________      __________

Net loss                             $   (4,605)     $  (11,496)


Net loss per share
 of common stock:

   Basic                             $    (3.21)     $    (7.97)


   Diluted                           $    (3.21)     $    (7.97)




         See notes to consolidated condensed financial statements.


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                        COMPREHENSIVE INCOME (LOSS)
                          (Dollars in Thousands)

                                         Quarter Ended March 31,
                                         2001            2000

Net loss                               $ (4,605)       $(11,496)

Other comprehensive loss -
  foreign currency translation
  adjustments                            (3,448)         (1,515)
                                       ________        ________

Comprehensive loss                     $ (8,053)       $(13,011)




         See notes to consolidated condensed financial statements.


                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,       December 31,                                     March 31,       December 31,
                                  2001              2000                                           2001              2000
                                                                LIABILITIES AND COMMON
ASSETS                                                            SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                   CURRENT LIABILITIES:
 Cash and cash                                                     Accounts payable and
  equivalents                   $  4,192          $  6,948          accrued expenses             $ 54,774          $ 57,528
 Receivables                      53,599            58,797         Liabilities to customers
 Inventories                     106,032           101,126          on uncompleted contracts
 Prepaid expenses and                                               and warranties                  3,817             5,459
  other current assets             6,089             5,993         Income taxes                     2,037             1,677
                                ________          ________         Borrowings under revolving
                                                                    credit facilities and
 Total Current Assets            169,912           172,864          other short-term
                                                                    obligations                    74,391             5,729
OTHER ASSETS:                                                      Current maturities of
 Restricted funds                                                   long-term debt                  1,145             1,129
  on deposit                         971               550                                       ________          ________
 Goodwill - net                   57,281            57,281
 Intangible assets - net          37,648            38,180         Total Current Liabilities      136,164            71,522
 Other assets                     12,263            11,798
                                ________          ________        LONG-TERM LIABILITIES:
                                                                   Liabilities to customers on
                                 108,163           108,349          uncompleted contracts
                                                                    and warranties                  2,412             2,412
PROPERTY, PLANT AND EQUIPMENT:                                     Postretirement benefits         13,630            13,869
 Cost                            113,869           115,216         Deferred expenses and other     15,895            16,234
 Less accumulated                                                                                ________          ________
  depreciation                   (30,762)          (28,663)
                                ________          ________                                         31,937            32,515
                                                                  LONG-TERM DEBT, less
                                  83,107            86,553         current maturities             153,047           217,813

                                                                  COMMON SHAREHOLDERS' INVESTMENT:
                                                                   Common stock - par value
                                                                    $.01 per share, authorized
                                                                    1,700,000 shares, issued
                                                                    shares 1,444,650                   14                14
                                                                   Additional paid-in capital     146,622           144,451
                                                                   Treasury stock -
                                                                    2,500 shares, at cost            (851)             (851)
                                                                   Accumulated deficit            (84,558)          (79,953)
                                                                   Accumulated other
                                                                    comprehensive
                                                                    income (loss)                 (21,193)          (17,745)
                                                                                                 ________          ________

                                                                                                   40,034            45,916
                                ________          ________                                       ________          ________

                                $361,182          $367,766                                       $361,182          $367,766



                         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                            Quarter Ended March 31,
                                            2001            2000

Net Cash Used In Operating Activities     $ (5,536)       $ (8,062)
                                          ________        ________
Cash Flows From Investing Activities
Increase in restricted funds
  on deposit                                  (421)             (5)
Purchases of property, plant
  and equipment                               (779)           (780)
Proceeds from sale of property, plant
  and equipment                                474             572
                                          ________        ________

Net cash used in investing activities         (726)           (213)
                                          ________        ________
Cash Flows From Financing Activities
Proceeds from revolving credit facility      4,425           9,350
Net decrease in long-term debt
  and other bank borrowings                   (513)           (567)
                                          ________        ________

Net cash provided by financing
  activities                                 3,912           8,783
                                          ________        ________

Effect of exchange rate changes on cash       (406)           (138)
                                          ________        ________
Net increase (decrease) in cash
  and cash equivalents                      (2,756)            370
Cash and cash equivalents at
  beginning of period                        6,948           8,369
                                          ________        ________
Cash and cash equivalents at
  end of period                           $  4,192        $  8,739



Supplemental Disclosures of Cash Flow Information

                                            2001            2000
Cash paid (received) during the
 period for:
  Interest                                $  5,486        $  8,495
  Income taxes - net of refunds               (279)            132


Supplemental Schedule of Non-Cash Investing and Financing Activities

On March 20, 2001, the Company recorded an equity contribution from Bucyrus Holdings, LLC ("Holdings"), the Company's parent, and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the 9-3/4% Senior Notes due 2007 acquired by Holdings.

         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. The Company's operations are classified as one operating segment. The Company is currently substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings").

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

3. Inventories consist of the following:

                                      March 31,      December 31,
                                        2001             2000
                                         (Dollars in Thousands)

   Raw materials and parts            $ 14,728         $ 12,287
   Costs relating to
     uncompleted contracts               2,076            1,181
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                (797)          (1,207)
   Work in process                      15,258           12,941
   Finished products (primarily
     replacement parts)                 74,767           75,924
                                      ________         ________

                                      $106,032         $101,126


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

                                              Quarter Ended March 31,
                                              2001           2000
                                           (Dollars in Thousands, Except
                                                Per Share Amounts)
   Basic and Diluted

     Net loss                              $   (4,605)    $  (11,496)


     Weighted average shares outstanding    1,435,600      1,442,150


     Net loss per share                    $    (3.21)    $    (7.97)


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

6. In the first quarter of 2000, due to a reduction in new orders, the Company reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $2,695,000 in the first quarter of 2000. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations. Substantially all of the restructuring charges were paid as of December 31, 2000.

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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 2001
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 37,441     $  9,498       $ 30,147      $(12,384)     $ 64,702
  Other income                  2,437           43            191        (2,566)          105
                             ________     ________       ________      ________      ________

                               39,878        9,541         30,338       (14,950)       64,807
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        31,790        8,470         24,903       (12,464)       52,699
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses      7,018          213          3,961             -        11,192
  Interest expense              5,331          485          2,171        (2,566)        5,421
                             ________     ________       ________      ________      ________

                               44,139        9,168         31,035       (15,030)       69,312
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net loss of
  consolidated subsidiaries    (4,261)         373           (697)           80        (4,505)
Income taxes (benefit)            112          150           (162)            -           100
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries    (4,373)         223           (535)           80        (4,605)

Equity in net loss of
  consolidated subsidiaries      (312)           -              -           312             -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (4,685)    $    223       $   (535)     $    392      $ (4,605)


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


                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           March 31, 2001
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents    $      -     $     37       $  4,155      $       -     $  4,192
  Receivables                    26,680       10,569         16,350              -       53,599
  Intercompany receivables       69,851        1,936         17,632        (89,419)           -
  Inventories                    60,405        4,585         43,961         (2,919)     106,032
  Prepaid expenses and
    other current assets            791          220          5,078              -        6,089
                               ________     ________       ________      ________      ________

  Total Current Assets          157,727       17,347         87,176        (92,338)     169,912

OTHER ASSETS:
  Restricted funds on deposit       850            -            121              -          971
  Goodwill - net                 57,281            -              -              -       57,281
  Intangible assets - net        37,648            -              -              -       37,648
  Other assets                    9,454            -          2,809              -       12,263
  Investment in subsidiaries      9,019            -              -         (9,019)           -
                               ________     ________       ________      _________     ________

                                114,252            -          2,930         (9,019)     108,163

PROPERTY, PLANT AND
 EQUIPMENT - net                 65,719        5,501         11,887              -       83,107
                               ________     ________       ________      _________     ________

                               $337,698     $ 22,848       $101,993      $(101,357)    $361,182


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 36,978     $  2,463       $ 15,590      $    (257)    $ 54,774
  Intercompany payables           1,081       26,332         57,131        (84,544)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                1,695          499          1,623              -        3,817
  Income taxes                      173          151          1,713              -        2,037
  Borrowings under revolving
    credit facilities and
    other short-term
    obligations                  68,930            -          5,461              -       74,391
  Current maturities of
    long-term debt                  274            -            871              -        1,145
                               ________     ________       ________      _________     ________

  Total Current Liabilities     109,131       29,445         82,389        (84,801)     136,164

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                2,412            -              -              -        2,412
  Postretirement benefits        13,179            -            451              -       13,630
  Deferred expenses and other    15,080          270            545              -       15,895
                               ________     ________       ________      _________     ________

                                 30,671          270            996              -       31,937

LONG-TERM DEBT, less
  current maturities            150,325            -          2,722              -      153,047

COMMON SHAREHOLDERS'
  INVESTMENT                     47,571       (6,867)        15,886        (16,556)      40,034
                               ________     ________       ________      _________     ________

                               $337,698     $ 22,848       $101,993      $(101,357)    $361,182


                             Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 2000
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents    $      -     $     36       $  6,912      $       -     $  6,948
  Receivables                    32,641        9,343         16,813              -       58,797
  Intercompany receivables       70,534        2,292         17,953        (90,779)           -
  Inventories                    53,665        4,418         45,627         (2,584)     101,126
  Prepaid expenses and
    other current assets            562          296          5,135              -        5,993
                               ________     ________       ________      _________     ________

    Total Current Assets        157,402       16,385         92,440        (93,363)     172,864

OTHER ASSETS:
  Restricted funds on deposit       350            -            200              -          550
  Goodwill - net                 57,821            -              -              -       57,821
  Intangible assets - net        38,180            -              -              -       38,180
  Other assets                    9,072            -          2,726              -       11,798
  Investment in subsidiaries     12,735            -              -        (12,735)           -
                               ________     ________       ________      _________     ________

                                118,158            -          2,926        (12,735)     108,349

PROPERTY, PLANT AND
 EQUIPMENT - net                 67,524        5,624         13,405              -       86,553
                               ________     ________       ________      _________     ________

                               $343,084     $ 22,009       $108,771      $(106,098)    $367,766


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 38,011     $  2,430       $ 17,343      $    (256)    $ 57,528
  Intercompany payables           1,456       25,665         58,370        (85,491)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                3,483          623          1,353              -        5,459
  Income taxes                      158          128          1,391              -        1,677
  Borrowings under revolving
    credit facilities and
    other short-term
    obligations                      52            -          5,677              -        5,729
  Current maturities of
    long-term debt                  317            -            812              -        1,129
                               ________     ________       ________      _________     ________

  Total Current Liabilities      43,477       28,846         84,946        (85,747)      71,522

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                2,412            -              -              -        2,412
  Postretirement benefits        13,409            -            460              -       13,869
  Deferred expenses and other    15,422          253            559              -       16,234
                               ________     ________       ________      _________     ________

                                 31,243          253          1,019              -       32,515

LONG-TERM DEBT, less
  current maturities            214,832            -          2,981              -      217,813

COMMON SHAREHOLDERS'
  INVESTMENT                     53,532       (7,090)        19,825        (20,351)      45,916
                               ________     ________       ________      _________     ________

                               $343,084     $ 22,009       $108,771      $(106,098)    $367,766


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 2001
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities       $ (3,316)    $     38       $ (2,258)     $      -      $ (5,536)
                               ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                 (500)           -             79             -          (421)
Purchases of property,
  plant and equipment              (562)         (37)          (180)            -          (779)
Proceeds from sale of
  property, plant and
  equipment                          50            -            424             -           474
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in)investing activities        (1,012)         (37)           323             -          (726)
                               ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facility                 4,425            -              -             -         4,425
Net decrease in long-term
  debt and other bank
  borrowings                        (97)           -           (416)            -          (513)
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities        4,328            -           (416)            -         3,912
                               ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                     -            -           (406)            -          (406)
                               ________     ________       ________      ________      ________
Net increase (decrease) in
  cash and cash equivalents           -            1         (2,757)            -        (2,756)
Cash and cash equivalents
  at beginning of period              -           36          6,912             -         6,948
                               ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period             $      -     $     37       $  4,155      $      -      $  4,192


                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 2000
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities       $ (8,914)    $     49       $    803      $      -      $ (8,062)
                               ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                    -            -             (5)            -            (5)
Purchases of property,
  plant and equipment              (303)         (25)          (452)            -          (780)
Proceeds from sale of
  property, plant and
  equipment                           -            -            572             -           572
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities         (303)         (25)           115             -          (213)
                               ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facility                 9,350            -              -             -         9,350
Net decrease in long-term
  debt and other bank
  borrowings                       (133)           -           (434)            -          (567)
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities        9,217            -           (434)            -         8,783
                               ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                     -            -           (138)            -          (138)
                               ________     ________       ________      ________      ________
Net increase in cash
  and cash equivalents                -           24            346             -           370
Cash and cash equivalents
  at beginning of period              -           23          8,346             -         8,369
                               ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period             $      -     $     47       $  8,692      $      -      $  8,739


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 2001 and 2000.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 2001 and December 31, 2000 were as follows:

                                   March 31,      December 31,
                                     2001             2000
                                      (Dollars in Thousands)

   Working capital                 $ 33,748         $101,342
   Current ratio                   1.2 to 1         2.4 to 1

   The decrease in working capital and current ratio in 2001 was primarily due to the classification of borrowings under the bank credit agreement (see below) at March 31, 2001 as a current liability since these borrowings are due February 1, 2002. At December 31, 2000, these borrowings were classified as long-term.

   The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under its bank credit agreement. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                          Quarter Ended March 31,
                                          2001           2000
                                           (Dollars in Thousands)

Loss before income taxes                $ (4,505)      $(11,331)
Non-cash expenses:
 Depreciation                              2,803          2,899
 Amortization                              1,319          1,427
 (Gain) loss on sale of fixed assets         659            (50)
Interest expense                           5,421          5,349
                                        ________       ________

Adjusted EBITDA (1)                     $  5,697       $ (1,706)


(1) Adjusted EBITDA for the quarter ended March 31, 2000 includes restructuring charges of $2,695,000 primarily related to severance payments and related matters.

   The Company has a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Credit Agreement, as amended on March 20, 2001, expires on February 1, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at March 31, 2001 and December 31, 2000 were $68,875,000 and $64,450,000, respectively, at a weighted average interest rate of 8.7% and 10%, respectively. Direct borrowings under the Revolving Credit Facility at March 31, 2001 were classified as a current liability, while direct borrowings at December 31, 2000 were classified as long-term. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities reduces the amount available for direct borrowings under the Revolving Credit Facility.
At March 31, 2001 and December 31, 2000, there were $4,343,000 and $12,391,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at March 31, 2001 was $5,573,000.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantor Subsidiaries, and BNY Midwest Trust Company, as Trustee. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes. At March 31, 2001 and December 31, 2000, $5,531,000 and $5,859,000, respectively, of interest was accrued and payable to Holdings and is included in Deferred Expenses and Other in the Consolidated Condensed Balance Sheet. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

   Both the Credit Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Credit Agreement contains a number of financial covenants that, among other items, require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined);
(ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth. The amendment to the Credit Agreement dated March 20, 2001 revised certain covenant definitions. At March 31, 2001, the Company was in compliance with these covenants.

   Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, has a C$15,000,000 credit facility with The Bank of Nova Scotia. The C$10,000,000 revolving term loan portion of this facility, as amended, expires on February 1, 2002 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments to 2004 and bears interest at the bank's prime lending rate plus 2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At March 31, 2001, Bucyrus Canada Limited was in compliance with these covenants.

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

   Capital Resources

   At March 31, 2001, the Company had approximately $997,000 of open capital appropriations. The Company's capital expenditures for the quarter ended March 31, 2001 were $779,000 compared with $780,000 for the quarter ended March 31, 2000. During the remainder of 2001, the Company expects to continue spending close to the 2000 level.

Capitalization

   The long-term debt to equity ratio at March 31, 2001 and December 31, 2000 was 3.8 to 1 and 4.7 to 1, respectively. The long-term debt to total capitalization ratio at March 31, 2001 and December 31, 2000 was .6 to 1 and
 .8 to 1, respectively. If borrowings under the Revolving Credit Facility at March 31, 2001 were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at March 31, 2001 would have been 5.5 to 1 and .8 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 2001 were $64,702,000 compared with $65,992,000 for the first quarter of 2000. Net sales of repair parts and services for the first quarter of 2001 were $49,310,000, which was a decrease of 4.7% from $51,736,000 in the first quarter of 2000. Machine sales for the first quarter of 2001 were $15,392,000, which was an increase of 8.0% from $14,256,000 in the first quarter of 2000. The increased machine sales for 2001 was primarily due to new orders received in the fourth quarter of 2000 for three electric mining shovels and four blast hole drills.

   Cost of Products Sold

   Cost of products sold for the first quarter of 2001 was $52,699,000 or 81.4% of net sales compared with $57,983,000 or 87.9% of net sales for the first quarter of 2000. The decrease in the cost of products sold percentage for 2001 was primarily due to reduced warranty expense and favorable manufacturing variances resulting from higher manufacturing activity. Included in cost of products sold for 2001 and 2000 was $1,301,000 and $1,172,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisition of the Company in 1997 by Holdings.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 2001 were $11,192,000 or 17.3% of net sales compared with $14,105,000 or 21.4% of net sales for the first quarter of 2000. A $2,695,000 restructuring charge primarily related to severance payments and related matters was included in the amount for the first quarter of 2000, as the Company reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees due to a reduction in new orders. Included in the amount for the first quarter of 2001 was $659,000 of losses on disposals of fixed assets.

   Interest Expense

   Interest expense for the first quarter of 2001 was $5,421,000 compared with $5,349,000 for the first quarter of 2000. Included in interest expense for 2001 and 2000 was $3,656,000 related to the Senior Notes. The interest expense in 2001 includes $1,844,000 related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes.

   Income Taxes (Benefit)

   Income tax expense (benefit) consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the first quarter of 2001 was $4,605,000 compared with net loss of $11,496,000 for the first quarter of 2000. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 2001 and 2000 were $4,122,000 and $4,326,000, respectively.

   Backlog and New Orders

   The Company's consolidated backlog at March 31, 2001 was $148,983,000 compared with $164,408,000 at December 31, 2000 and $174,694,000 at March 31,
2000. Machine backlog at March 31, 2001 was $10,265,000, which is a decrease of 55.0% from December 31, 2000 and a decrease of 65.5% from March 31, 2000. Repair parts and service backlog at March 31, 2001 was $138,718,000, which is a decrease of 2.0% from December 31, 2000 and a decrease of 4.3% from March 31, 2000.

   New orders for the first quarter of 2001 were $49,277,000 compared with $53,408,000 for the first quarter of 2000. New machine orders were $2,822,000, which is a decrease of 5.1% from the first quarter of 2000. New machine orders continue to be affected by the low worldwide price of coal in recent years and the lower demand for other minerals. However, in recent months, the price of coal has been increasing which could improve demand for the Company's machines later this year or next year. New repair parts and service orders for the first quarter of 2000 were $46,455,000, which is a decrease of 7.9% from the first quarter of 2000.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at March 31, 2001 would not have a material effect on the Company's financial position, results of operations or cash flows.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at March 31, 2001, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the first quarter of 2001.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 14, 2001                /s/Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 14, 2001                /s/Theodore C. Rogers
                                     Chief Executive Officer



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2001


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

        (g) Seventh amendment dated    Exhibit 10.1(g)
        March 20, 2001 to Credit       to Registrant's
        Agreement.                     Annual Report on
                                       Form 10-K for
                                       the year ended
                                       December 31, 2000.

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

10.6    Letter Agreement               Exhibit 10.7
        between Registrant and         to Registrant's
        Timothy W. Sullivan            Quarterly Report
        dated Auust 8, 2000.           on Form 10-Q
                                       filed with the
                                       Commission on
                                       August 14, 2000.

10.7    Agreement of Debt              Exhibit 10.21
        Conversion between             to Registrant's
        Registrant and                 Annual Report on
        Bucyrus Holdings, LLC          Form 10-K for
        dated March 22, 2001.          the year ended
                                       December 31, 2000.