Form 10-Q
period 2001-06-30
BUCYRUS INTERNATIONAL INC
filed 2001-08-15
CIK 740761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Class Outstanding August 13, 2001

Common Stock, $.01 par value 1,435,600




BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX



Page No.

Part I. FINANCIAL INFORMATION:

Item 1 - Financial Statements (Unaudited)

Consolidated Condensed Statements of Operations -
Quarters and six months ended June 30, 2001
and 2000 4

Consolidated Condensed Statements of Comprehensive
Income (Loss) - Quarters and six months ended
June 30, 2001 and 2000 5

Consolidated Condensed Balance Sheets -
June 30, 2001 and December 31, 2000 6-7

Consolidated Condensed Statements of Cash Flows -
Six months ended June 30, 2001 and 2000 8

Notes to Consolidated Condensed Financial
Statements 9-20

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations 21-28


Part II. OTHER INFORMATION:

Item 6 - Exhibits and Reports on Form 8-K 29

Signature Page 30



BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)
Quarters Ended June 30, Six Months Ended June 30,
2001 2000 2001 2000
Revenues:
Net sales $ 67,646 $ 67,481 $ 132,348 $ 133,473
Other income 115 750 220 864
__________ __________ __________ __________

67,761 68,231 132,568 134,337
__________ __________ __________ __________
Costs and Expenses:
Cost of products sold 58,075 61,568 110,774 119,551
Engineering and field
service, selling,
administrative and
miscellaneous expenses 9,893 12,322 21,085 26,427
Interest expense 5,321 5,604 10,742 10,953
__________ __________ __________ __________

73,289 79,494 142,601 156,931
__________ __________ __________ __________

Loss before income taxes (5,528) (11,263) (10,033) (22,594)

Income taxes 493 586 593 751
__________ __________ __________ __________

Net loss $ (6,021) $ (11,849) $ (10,626) $ (23,345)

Net loss per share
of common stock:

Basic $ (4.19) $ (8.22) $ (7.40) $ (16.19)


Diluted $ (4.19) $ (8.22) $ (7.40) $ (16.19)


See notes to consolidated condensed financial statements.



BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
Quarters Ended June 30, Six Months Ended June 30,
2001 2000 2001 2000

Net loss $ (6,021) $ (11,849) $ (10,626) $ (23,345)

Other comprehensive loss -
foreign currency translation
adjustments (272) (2,117) (3,720) (3,632)
__________ __________ __________ __________

Comprehensive loss $ (6,293) $ (13,966) $ (14,346) $ (26,977)




See notes to consolidated condensed financial statements.
</TABLE



BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars In Thousands, Except Per Share Amounts)
June 30, December 31, June 30, December 31,
2001 2000 2001 2000
ASSETS LIABILITIES AND COMMON
CURRENT ASSETS: SHAREHOLDERS' INVESTMENT
Cash and cash CURRENT LIABILITIES:
equivalents $ 4,710 $ 6,948 Accounts payable and
Receivables 62,558 58,797 accrued expenses $ 63,452 $ 57,528
Inventories 110,149 101,126 Liabilities to customers
Prepaid expenses and on uncompleted contracts
other current assets 5,266 5,993 and warranties 4,542 5,459
________ ________ Income taxes 1,506 1,677
Borrowings under revolving
Total Current Assets 182,683 172,864 credit facilities and other short-term obligations 78,723 5,729
OTHER ASSETS: Current maturities of
Restricted funds long-term debt 1,115 1,129
on deposit 716 550 ________ ________
Goodwill - net 56,740 57,821 Total Current
Intangible assets - net 37,115 38,180 Liabilities 149,338 71,522
Other assets 11,960 11,798
________ ________ LONG-TERM LIABILITIES:
Liabilities to customers on
106,531 108,349 uncompleted contracts
and warranties 2,000 2,412
PROPERTY, PLANT AND EQUIPMENT: Postretirement benefits 13,552 13,869
Cost 114,487 115,216 Deferred expenses
Less accumulated and other 17,938 16,234
depreciation (33,336) (28,663) ________ ________
________ ________
33,490 32,515
81,151 86,553 LONG-TERM DEBT, less
current maturities 152,703 217,813

COMMON SHAREHOLDERS' INVESTMENT:
Common stock - par value
$.01 per share, authorized
1,700,000 shares, issued
1,444,650 shares 14 14
Additional paid-in capital 147,715 144,451
Treasury stock - 9,050
shares, at cost (851) (851)
Accumulated deficit (90,579) (79,953)
Accumulated other
comprehensive income (loss) (21,465) (17,745)
________ ________

34,834 45,916
________ ________ ________ ________

$370,365 $367,766 $370,365 $367,766




See notes to consolidated condensed financial statements.




BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

Six Months Ended June 30,
2001 2000

Net Cash Used In Operating Activities $ (9,771) $ (5,301)
__________ __________
Cash Flows From Investing Activities
(Increase) decrease in restricted
funds on deposit (166) 1
Purchases of property, plant
and equipment (1,448) (1,695)
Proceeds from sale of property, plant
and equipment 519 883
__________ __________

Net cash used in investing activities (1,095) (811)
__________ __________
Cash Flows From Financing Activities
Proceeds from revolving credit
facilities 8,502 5,334
Net decrease in other short-term
obligations and long-term debt (633) (1,178)
Capital contribution from Bucyrus
Holdings, LLC 1,093 -
__________ __________
Net cash provided by
financing activities 8,962 4,156
__________ __________
Effect of exchange rate
changes on cash (334) (397)
__________ __________
Net decrease in cash
and cash equivalents (2,238) (2,353)
Cash and cash equivalents at
beginning of period 6,948 8,369
__________ __________
Cash and cash equivalents at
end of period $ 4,710 $ 6,016



Supplemental Disclosures of Cash Flow Information

2001 2000
Cash paid during the period for:
Interest $ 7,214 $ 10,526
Income taxes - net of refunds (159) 3


Supplemental Schedule of Non-Cash Investing and Financing Activities

On March 20, 2001, the Company recorded an equity contribution from Bucyrus

Holdings, LLC ("Holdings"), the Company's parent, and a corresponding reduction in interest payable to Holdings, in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the 9-3/4% Senior Notes due 2007 acquired by Holdings.


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

3. Inventories consist of the following:

June 30, December 31,
2001 2000
(Dollars in Thousands)

Raw materials and parts $ 15,228 $ 12,287
Costs relating to
uncompleted contracts 290 1,181
Customers' advances offset
against costs incurred on
uncompleted contracts - (1,207)
Work in process 15,577 12,941
Finished products (primarily
replacement parts) 79,054 75,924


$110,149 $101,126


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

Quarters Ended June 30, Six Months Ended June 30,
2001 2000 2001 2000
(Dollars in Thousands, Except
Per Share Amounts)
Basic and Diluted

Net loss $ (6,021) $ (11,849) $ (10,626) $ (23,345)


Weighted average
shares outstanding 1,435,600 1,442,150 1,435,600 1,442,150


Net loss per share $ (4.19) $ (8.22) $ (7.40) $ (16.19)


5. Due to a reduction in new orders, the Company continued to reduce a portion of its manufacturing production workforce through temporary layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $610,000 and $709,000 for the quarter and six months ended June 30, 2001, respectively, and charges of $857,000 and $3,552,000 for the quarter and six months ended June 30, 2000, respectively. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations. Substantially all of the 2001 restructuring charges were paid as of June 30, 2001.

6. On June 30, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company will adopt SFAS 142 on January 1, 2002. The adoption of SFAS 142 is expected to decrease goodwill amortization expense in 2002 by $2,162,000. The Company is currently assessing whether the goodwill currently recorded is impaired based on the provisions of SFAS 142 and has not yet determined whether or not an impairment charge will need to be recognized.

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



Bucyrus International, Inc. and Subsidiaries
Consolidating Condensed Statements of Operations
Quarter Ended June 30, 2001
(Dollars in Thousands)
Parent Guarantor Other Consolidated
Company Subsidiaries Subsidiaries Eliminations Total
Revenues:
Net sales $ 37,566 $ 10,225 $ 34,973 $(15,118) $ 67,646
Other income 641 8 221 (755) 115
________ ________ ________ ________ ________

38,207 10,233 35,194 (15,873) 67,761
________ ________ ________ ________ ________

Costs and Expenses:
Cost of products sold 33,394 9,988 29,841 (15,148) 58,075
Engineering and field
service, selling,
administrative
and miscellaneous
expenses 6,322 172 3,399 - 9,893
Interest expense 5,276 441 359 (755) 5,321
________ ________ ________ ________ ________

44,992 10,601 33,599 (15,903) 73,289
________ ________ ________ ________ ________

Earnings (loss) before
income taxes and
equity in net loss of
consolidated subsidiaries (6,785) (368) 1,595 30 (5,528)
Income taxes 242 (132) 383 - 493
________ ________ ________ ________ ________

Earnings (loss) before
equity in net loss of
consolidated subsidiaries (7,027) (236) 1,212 30 (6,021)

Equity in net earnings of
consolidated subsidiaries 976 - - (976) -
________ ________ ________ ________ ________

Net earnings (loss) $ (6,051) $ (236) $ 1,212 $ (946) $ (6,021)





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

Earnings (loss) before
equity in net loss of
consolidated subsidiaries (10,340) (1,363) 29 (175) (11,849)

Equity in net loss of
consolidated subsidiaries (1,334) - - 1,334 -
________ ________ ________ ________ ________

Net earnings (loss) $(11,674) $ (1,363) $ 29 $ 1,159 $(11,849)





Bucyrus International, Inc. and Subsidiaries
Consolidating Condensed Statements of Operations
Six Months Ended June 30, 2001
(Dollars in Thousands)
Parent Guarantor Other Consolidated
Company Subsidiaries Subsidiaries Eliminations Total
Revenues:
Net sales $ 75,007 $ 19,723 $ 65,120 $(27,502) $132,348
Other income 3,078 51 412 (3,321) 220
________ ________ ________ ________ ________

78,085 19,774 65,532 (30,823) 132,568
________ ________ ________ ________ ________

Costs and Expenses:
Cost of products sold 65,184 18,458 54,744 (27,612) 110,774
Engineering and field
service, selling,
administrative
and miscellaneous
expenses 13,340 385 7,360 - 21,085
Interest expense 10,607 926 2,530 (3,321) 10,742
________ ________ ________ ________ ________

89,131 19,769 64,634 (30,933) 142,601
________ ________ ________ ________ ________

Earnings (loss) before
income taxes and
equity in net loss of
consolidated subsidiaries (11,046) 5 898 110 (10,033)
Income taxes 354 18 221 - 593
________ ________ ________ ________ ________

Earnings (loss) before
equity in net loss of
consolidated subsidiaries (11,400) (13) 677 110 (10,626)

Equity in net earnings of
consolidated subsidiaries 664 - - (664) -
________ ________ ________ ________ ________

Net earnings (loss) $(10,736) $ (13) $ 677 $ (554) $(10,626)





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

Earnings (loss) before
equity in net loss of
consolidated subsidiaries (20,716) (1,751) 292 (1,170) (23,345)

Equity in net loss of
consolidated subsidiaries (1,459) - - 1,459 -
________ ________ ________ ________ ________

Net earnings (loss) $(22,175) $ (1,751) $ 292 $ 289 $(23,345)





Bucyrus International, Inc. and Subsidiaries
Consolidating Condensed Balance Sheets
June 30, 2001
(Dollars in Thousands)

Parent Guarantor Other Consolidated
Company Subsidiaries Subsidiaries Eliminations Total
ASSETS

CURRENT ASSETS:
Cash and cash equivalents $ - $ 34 $ 4,676 $ - $ 4,710
Receivables 32,302 9,898 20,358 - 62,558
Intercompany receivables 71,449 1,534 17,082 (90,065) -
Inventories 62,393 7,547 43,821 (3,612) 110,149
Prepaid expenses and
other current assets 579 164 4,523 - 5,266
________ ________ ________ _________ ________

Total Current Assets 166,723 19,177 90,460 (93,677) 182,683

OTHER ASSETS:
Restricted funds on deposit 278 - 438 - 716
Goodwill - net 56,740 - - - 56,740
Intangible assets - net 37,115 - - - 37,115
Other assets 9,350 - 2,610 - 11,960
Investment in subsidiaries 9,570 - - (9,570) -
________ ________ ________ _________ ________

113,053 - 3,048 (9,570) 106,531

PROPERTY, PLANT AND
EQUIPMENT - net 63,835 5,314 12,002 - 81,151
________ ________ ________ _________ ________

$343,611 $ 24,491 $105,510 $(103,247) $370,365


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Accounts payable and
accrued expenses $ 43,169 $ 4,407 $ 16,302 $ (426) $ 63,452
Intercompany payables 1,125 25,939 58,680 (85,744) -
Liabilities to customers
on uncompleted contracts
and warranties 1,621 862 2,059 - 4,542
Income taxes 179 114 1,213 - 1,506
Borrowings under revolving
credit facilities and
other short-term
obligations 72,973 - 5,750 - 78,723
Current maturities of
long-term debt 227 - 888 - 1,115
________ ________ ________ _________ ________

Total Current Liabilities 119,294 31,322 84,892 (86,170) 149,338

LONG-TERM LIABILITIES:
Liabilities to customers
on uncompleted contracts
and warranties 2,000 - - - 2,000
Postretirement benefits 13,111 - 441 - 13,552
Deferred expenses and other 16,618 272 1,048 - 17,938
________ ________ ________ _________ ________

31,729 272 1,489 - 33,490

LONG-TERM DEBT, less
current maturities 150,247 - 2,456 - 152,703

COMMON SHAREHOLDERS'
INVESTMENT 42,341 (7,103) 16,673 (17,077) 34,834
________ ________ ________ _________ ________

$343,611 $ 24,491 $105,510 $(103,247) $370,365





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

31,243 253 1,019 - 32,515

LONG-TERM DEBT, less
current maturities 214,832 - 2,981 - 217,813

COMMON SHAREHOLDERS'
INVESTMENT 53,532 (7,090) 19,825 (20,351) 45,916
________ ________ ________ _________ ________

$343,084 $ 22,009 $108,771 $(106,098) $367,766





Bucyrus International, Inc. and Subsidiaries
Consolidating Condensed Statements of Cash Flows
Six Months Ended June 30, 2001
(Dollars in Thousands)
Parent Guarantor Other Consolidated
Company Subsidiaries Subsidiaries Eliminations Total

Net Cash Provided By (Used
In) Operating Activities $ (8,669) $ 42 $ (1,144) $ - $ (9,771)
________ ________ ________ ________ ________

Cash Flows From Investing
Activities
Decrease in restricted
funds on deposit 72 - (238) - (166)
Purchases of property,
plant and equipment (797) (44) (607) - (1,448)
Proceeds from sale of
property, plant and
equipment 55 - 464 - 519
________ ________ ________ ________ ________
Net cash used in
investing activities (670) (44) (381) - (1,095)
________ ________ ________ ________ ________

Cash Flows From Financing
Activities
Proceeds from revolving
credit facilities 8,475 - 27 - 8,502
Net decrease in other
short-term obligations
and long-term debt (229) - (404) - (633)
Capital contribution
from Holdings 1,093 - - - 1,093
________ ________ ________ ________ ________
Net cash provided by (used
in) financing activities 9,339 - (377) - 8,962
________ ________ ________ ________ ________
Effect of exchange rate
changes on cash - - (334) - (334)
________ ________ ________ ________ ________
Net decrease in cash
and cash equivalents - (2) (2,236) - (2,238)
Cash and cash equivalents
at beginning of period - 36 6,912 - 6,948
________ ________ ________ ________ ________
Cash and cash equivalents
at end of period $ - $ 34 $ 4,676 $ - $ 4,710





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

Cash Flows From Financing
Activities
Proceeds from revolving
credit facilities 5,950 - (616) - 5,334
Net increase in other
short-term obligations
and long-term debt (354) - (824) - (1,178)
________ ________ ________ ________ ________
Net cash provided by (used
in) financing activities 5,596 - (1,440) - 4,156
________ ________ ________ ________ ________
Effect of exchange rate
changes on cash - - (397) - (397)
________ ________ ________ ________ ________
Net increase (decrease)
in cash and cash
equivalents - 27 (2,380) - (2,353)
Cash and cash equivalents
at beginning of period - 23 8,346 - 8,369
________ ________ ________ ________ ________
Cash and cash equivalents
at end of period $ - $ 50 $ 5,966 $ - $ 6,016





BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information is provided to assist in the understanding of the Company's operations for the quarters and six months ended June 30, 2001 and 2000.

In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

Liquidity

Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 2001 and December 31, 2000 were as follows:
June 30, December 31,
2001 2000
(Dollars in Thousands)

Working capital $ 33,345 $101,342
Current ratio 1.2 to 1 2.4 to 1

The decrease in working capital and current ratio in 2001 was primarily due to the classification of borrowings under the bank credit agreement (see below) at June 30, 2001 as a current liability since these borrowings are due
February 1, 2002. At December 31, 2000, these borrowings were classified as long-term.

The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under the bank credit agreement. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

Quarters Ended June 30, Six Months Ended June 30,
2001 2000 2001 2000
(Dollars in Thousands)
Loss before
income taxes $ (5,528) $(11,263) $(10,033) $(22,594)
Non-cash expenses:
Depreciation 2,823 2,829 5,626 5,728
Amortization 1,433 1,511 2,752 2,938
(Gain) loss
on sale of
fixed assets 72 61 731 11
Interest expense 5,321 5,604 10,742 10,953


Adjusted
EBITDA (1) $ 4,121 $ (1,258) $ 9,818 $ (2,964)


(1) Adjusted EBITDA for the quarter and six months ended June 30, 2001 was reduced by restructuring charges of $610,000 and $709,000, respectively. Adjusted EBITDA for the quarter and six months ended June 30, 2000 was reduced by restructuring charges of $857,000 and $3,552,000, respectively. These restructuring charges primarily related to severance payments and related matters.

The Company has a credit agreement with Bank One, Wisconsin (the "Credit Agreement") which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The credit agreement, as amended, expires on February 1, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at June 30, 2001 and December 31, 2000 were $71,175,000 and $64,450,000, respectively, at a weighted average interest rate of 7.5% and 10%, respectively. Direct borrowings under the Revolving Credit Facility at June 30, 2001 were classified as a current liability, while direct borrowings at December 31, 2000 were classified as long-term. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities and a portion of the semi-annual interest payment due on the Senior Notes reduce the amount available for direct borrowings under the Revolving Credit Facility. At June 30, 2001 and December 31, 2000, there were $4,196,000 and $12,391,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at June 30, 2001 was $323,000, which is net of $2,900,000 that is to be used for the September 15, 2001 interest payment on the Senior Notes. The Company's receivables increased $8,959,000 during the second quarter of 2001. A significant portion of this increase in receivables was collected in early July and the balance is expected to be collected during the third quarter of
2001. The Company has recently begun negotiations to extend the Revolving Credit Facility and modify its terms.

On June 27, 2001, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to $3,000,000. The note is due December 28, 2001 and bears interest at the bank's prime rate plus
 .85%.
Borrowings under this agreement at June 30, 2001 were $1,750,000 at an interest rate of 7.60%.

The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, the Guarantor Subsidiaries, and BNY Midwest Trust Company, as Trustee. Interest thereon is payable each March 15 and September 15. During

2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes. At June 30, 2001 and December 31, 2000, $7,374,000 and $5,859,000, respectively, of interest was accrued and payable to Holdings and is included in Deferred Expenses and Other in the Consolidated Condensed Balance Sheet. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings. In addition, during the second quarter of
2001, Holdings made a cash capital contribution to the Company in the amount of $1,093,000.

Both the Credit Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. The
Credit Agreement contains a number of financial covenants that, among other items, require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined);
(ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and
(B)
to maintain a minimum net worth. At June 30, 2001, the Company was in compliance with these covenants.

Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, has a C$15,000,000 credit facility with The Bank of Nova Scotia. The C$10,000,000 revolving term loan portion of this facility, as amended, expires on February 1, 2002 and bears interest at the bank's prime lending rate plus 1.50%. The C$5,000,000 non-revolving term loan portion is payable in monthly installments to 2004 and bears interest at the bank's prime lending rate plus
2%. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At June 30, 2001, Bucyrus Canada Limited was in compliance with these covenants.

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

The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Credit Agreement, satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company believes that future cash flows will be sufficient to recover the carrying value of its long-lived assets.

The Company has recently begun negotiations to extend the Revolving Credit Facility and modify its terms and financial covenants as well as investigate other financing alternatives such as a sale and leaseback of its land and buildings in South Milwaukee, Wisconsin.

Capital Resources

At June 30, 2001, the Company had approximately $955,000 of open capital appropriations. The Company's capital expenditures for the six months ended

June 30, 2001 were $1,448,000 compared with $1,695,000 for the six months ended June 30, 2000. During the second six months of 2001, the Company expects to continue spending close to the level of the first six months of 2001.

Capitalization

The long-term debt to equity ratio at June 30, 2001 and December 31, 2000 was 4.4 to 1 and 4.7 to 1, respectively. The long-term debt to total capitalization ratio at June 30, 2001 and December 31, 2000 was .6 to 1 and

 .8 to 1, respectively. If borrowings under the Revolving Credit Facility at

June 30, 2001 were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at June 30, 2001 would have been 6.4 to 1 and .8 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and other short-term obligations.

Results Of Operations

Net Sales

Net sales for the quarter and six months ended June 30, 2001 were $67,646,000 and $132,348,000, respectively, compared with $67,481,000 and
$133,473,000 for the quarter and six months ended June 30, 2000, respectively.
Net sales of repair parts and services for the quarter and six months ended

June 30, 2001 were $52,703,000 and $102,013,000, respectively, which was a decrease of .2% and 2.4% from the quarter and six months ended June 30, 2000, respectively. Net machine sales for the quarter and six months ended June
30,
2001 were $14,943,000 and $30,335,000, respectively, which was an increase of
1.7% and 4.8% from the quarter and six months ended June 30, 2000, respectively.

Cost of Products Sold

Cost of products sold for the quarter ended June 30, 2001 was $58,075,000 or 85.9% of net sales compared with $61,568,000 or 91.2% of net sales for the quarter ended June 30, 2000. For the six months ended June 30, 2001, cost of products sold was $110,774,000 or 83.7% of net sales compared with $119,551,000 or 89.6% of net sales for the six months ended June 30, 2000. The decrease in the cost of products sold percentage for 2001 was primarily due to reduced warranty expense and favorable manufacturing variances resulting from higher manufacturing activity. Recently, the Company has had a marginal increase in its manufacturing production workforce to correspond with increased business activity. In addition, cost of products sold for the six months ended June 30, 2000 included approximately $1,300,000 of costs associated with the closing of the manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Also included in cost of products sold for the six months ended June 30, 2001 and 2000 was $2,606,000 and $2,504,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

Engineering and Field Service, Selling, Administrative and Miscellaneous
Expenses

Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended June 30, 2001 were $9,893,000 or 14.6% of net sales compared with $12,322,000 or 18.3% of net sales for the quarter ended

June 30, 2000. The amounts for the six months ended June 30, 2001 and 2000 were $21,085,000 or 15.9% of net sales and $26,427,000 or 19.8% of net sales,
respectively. Included in the amounts for the quarter and six months ended June 30, 2001 was $72,000 and $731,000, respectively, of losses on disposals of fixed assets. Also, due to a reduction in new orders, the Company continued to reduce a portion of its manufacturing production workforce through temporary layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $610,000 and
$709,000 for the quarter and six months ended June 30, 2001, respectively, and charges of $857,000 and $3,552,000 for the quarter and six months ended June 30, 2000. These charges primarily relate to severance payments and related matters.

Interest Expense

Interest expense for the quarter and six months ended June 30, 2001 was $5,321,000 and $10,742,000, respectively, compared with $5,604,000 and
$10,953,000 for the quarter and six months ended June 30, 2000, respectively.
Included in interest expense for the quarters and six months ended June 30,

2001 and 2000 was $3,657,000 and $7,313,000, respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarter and six months ended June 30, 2001 includes $1,844,000 and $3,688,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes.

Income Taxes

Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

Net Loss

Net loss for the quarter and six months ended June 30, 2001 was $6,021,000 and $10,626,000, respectively, compared with a net loss of $11,849,000 and $23,345,000 for the quarter and six months ended June 30, 2000, respectively. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 2001 were $4,256,000 and $8,378,000, respectively, compared with $4,340,000 and $8,666,000 for the quarter and six months ended June 30, 2000, respectively.

Backlog and New Orders

The Company's consolidated backlog on June 30, 2001 was $249,464,000 compared with $164,408,000 at December 31, 2000 and $177,155,000 at June 30,
2000. Machine backlog at June 30, 2001 was $3,825,000 compared with $22,835,000 at December 31, 2000 and $26,986,000 at June 30, 2000. Repair
parts and service backlog at June 30, 2001 was $245,639,000 compared with $141,573,000 at December 31, 2000 and $150,169,000 at June 30, 2000. A
portion of this backlog is related to multi-year contracts which will generate revenue in future years.

New orders for the quarter and six months ended June 30, 2001 were $168,127,000 and $217,404,000, respectively, compared with $69,942,000 and
$123,350,000 for the quarter and six months ended June 30, 2000, respectively.
New machine orders for the quarter and six months ended June 30, 2001 were $8,503,000 and $11,325,000, respectively, which is a decrease of 28.9% and 24.2% from the quarter and six months ended June 30, 2000, respectively. New machine orders continue to be affected by the low worldwide price of coal in recent years and lower demand and pricing for other minerals such as iron ore and copper. However, in recent months, the price of coal has been increasing which could improve demand for the Company's machines later this year or next year. New repair parts and service orders for the quarter and six months ended June 30, 2001 were $159,624,000 and $206,079,000, respectively, compared
with $57,975,000 and $108,410,000 for the quarter and six months ended June 30, 2000, respectively. The increases for the quarter and six months ended June 30, 2001 were primarily due to orders received related to two maintenance and repair contracts, a machine move and a mining contract.

Quantitative and Qualitative Disclosures About Market Risk

The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at June 30, 2001 would not have a material effect on the Company's financial position, results of operations or cash flows.

Foreign Currency

Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at June 30, 2001, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

Forward-Looking Statements

This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate,"
"believe," "could," "estimate," "expect," "indicate," "may be,"
"objective,"
"plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the second quarter of 2001.




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BUCYRUS INTERNATIONAL, INC.
(Registrant)



Date August 13, 2001 /s/Craig R. Mackus
Craig R. Mackus
Secretary and Controller
Principal Accounting Officer


Date August 13, 2001 /s/Theodore C. Rogers
Theodore C. Rogers
Chief Executive Officer



BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

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