Form 10-Q
period 2001-09-30
BUCYRUS INTERNATIONAL INC
filed 2001-11-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

          Class                                 Outstanding November 9, 2001

Common Stock, $.01 par value                             1,435,600

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                   Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 2001
           and 2000                                                     3

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and nine months ended
           September 30, 2001 and 2000                                  4

           Consolidated Condensed Balance Sheets -
           September 30, 2001 and December 31, 2000                   5-6

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 2001 and 2000                7

           Notes to Consolidated Condensed Financial
           Statements                                                8-19

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                     20-27


Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                     28

         Signature Page                                                29

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                              Quarters Ended September 30,  Nine Months Ended September 30,
                                 2001           2000            2001           2000
Revenues:
  Net sales                   $   82,219     $   69,260      $  214,567     $  202,733
  Other income                        82             80             302            944
                              __________     __________      __________     __________

                                  82,301         69,340         214,869        203,677
                              __________     __________      __________     __________
Costs and Expenses:
  Cost of products sold           68,679         54,380         179,453        173,931
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        10,108         11,802          31,193         38,229
  Interest expense                 5,220          5,554          15,962         16,507
                              __________     __________      __________     __________

                                  84,007         71,736         226,608        228,667
                              __________     __________      __________     __________

Loss before income taxes          (1,706)        (2,396)        (11,739)       (24,990)

Income taxes                       1,732          1,189           2,325          1,940
                              __________     __________      __________     __________

Net loss                      $   (3,438)    $   (3,585)     $  (14,064)    $  (26,930)


Net loss per share
  of common stock:

    Basic                     $    (2.39)    $    (2.49)     $    (9.80)    $   (18.68)


    Diluted                   $    (2.39)    $    (2.49)     $    (9.80)    $   (18.68)

                     See notes to consolidated condensed financial statements.

                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                  CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (Dollars in Thousands)
                              Quarters Ended September 30,  Nine Months Ended September 30,
                                 2001           2000            2001           2000

Net loss                      $   (3,438)    $   (3,585)     $  (14,064)    $  (26,930)

Other comprehensive loss -
  foreign currency translation
  adjustments                     (3,380)        (2,803)         (7,100)        (6,435)
                              __________     __________      __________     __________

Comprehensive loss            $   (6,818)    $   (6,388)     $  (21,164)    $  (33,365)


                     See notes to consolidated condensed financial statements.

                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                  September 30,    December 31,
                                  2001              2000                                          2001             2000
ASSETS                                                          LIABILITIES AND COMMON
CURRENT ASSETS:                                                  SHAREHOLDERS' INVESTMENT
 Cash and cash                                                  CURRENT LIABILITIES:
  equivalents                   $  5,076          $  6,948       Accounts payable and
 Receivables                      65,657            58,797        accrued expenses              $ 59,965         $ 57,528
 Inventories                     104,326           101,126       Interest payable to
 Prepaid expenses and                                             related party                    9,218                -
  other current assets             6,959             5,993       Liabilities to customers
                                ________          ________        on uncompleted contracts
                                                                  and warranties                   5,147            5,459
 Total Current Assets            182,018           172,864       Income taxes                      1,744            1,677
                                                                 Borrowings under revolving
OTHER ASSETS:                                                     credit facilities and other
 Restricted funds                                                 short-term obligations          81,036            5,729
  on deposit                         512               550       Current maturities of
 Goodwill - net                   56,200            57,821        long-term debt                   1,107            1,129
 Intangible assets - net          36,583            38,180                                      ________         ________
 Other assets                     11,549            11,798       Total Current
                                ________          ________        Liabilities                    158,217           71,522

                                 104,844           108,349      LONG-TERM LIABILITIES:
                                                                 Liabilities to customers on
PROPERTY, PLANT AND EQUIPMENT:                                    uncompleted contracts
 Cost                            113,910           115,216        and warranties                   2,000            2,412
 Less accumulated                                                Postretirement benefits          13,357           13,869
  depreciation                   (35,725)          (28,663)       Deferred expenses
                                ________          ________        and other                       10,990           10,375
                                                                 Interest payable to
                                  78,185            86,553        related party                        -            5,859
                                                                                                ________         ________

                                                                                                  26,347           32,515
                                                                LONG-TERM DEBT, less
                                                                 current maturities              152,467          217,813

                                                                COMMON SHAREHOLDERS' INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,444,650 shares                    14               14
                                                                 Additional paid-in capital      147,715          144,451
                                                                 Treasury stock - 9,050
                                                                  shares, at cost                   (851)            (851)
                                                                 Accumulated deficit             (94,017)         (79,953)
                                                                 Accumulated other
                                                                  comprehensive income (loss)    (24,845)         (17,745)
                                                                                                ________         ________

                                                                                                  28,016           45,916
                                ________          ________                                      ________         ________

                                $365,047          $367,766                                      $365,047         $367,766



                         See notes to consolidated condensed financial statements.

               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                          Nine Months Ended September 30,
                                             2001                 2000

Net Cash Used In Operating Activities     $  (10,519)          $   (5,273)
                                          __________           __________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                                38                 (469)
Purchases of property, plant
  and equipment                               (2,410)              (2,232)
Proceeds from sale of property, plant
  and equipment                                  547                1,381
                                          __________           __________

Net cash used in investing activities         (1,825)              (1,320)
                                          __________           __________
Cash Flows From Financing Activities
Proceeds from revolving credit facilities     10,254                4,968
Net decrease in other short-term
  obligations and long-term debt                (316)              (1,316)
Capital contribution from Bucyrus
  Holdings, LLC                                1,093                    -
Purchase of treasury stock                         -                  (31)
                                          __________           __________
Net cash provided by financing
  activities                                  11,031                3,621
                                          __________           __________
Effect of exchange rate changes
  on cash                                       (559)                (727)
                                          __________           __________
Net decrease in cash and cash
  equivalents                                 (1,872)              (3,699)
Cash and cash equivalents at
  beginning of period                          6,948                8,369
                                          __________           __________
Cash and cash equivalents at
  end of period                           $    5,076           $    4,670



Supplemental Disclosures of Cash Flow Information

                                             2001                 2000
Cash paid during the period for:
  Interest                                $   12,441           $   16,341
  Income taxes - net of refunds                  779                  814

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

3. Inventories consist of the following:

                                     September 30,  December 31,
                                          2001          2000
                                         (Dollars in Thousands)

   Raw materials and parts             $ 13,930       $ 12,287
   Costs relating to
     uncompleted contracts                1,522          1,181
   Customers' advances offset
     against costs incurred on
     uncompleted contracts                  (16)        (1,207)
   Work in process                       12,411         12,941
   Finished products (primarily
     replacement parts)                  76,479         75,924


                                       $104,326       $101,126


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

                            Quarters Ended            Nine Months Ended
                            September 30,               September 30,
                          2001          2000          2001          2000
                                   (Dollars in Thousands, Except
                                        Per Share Amounts)
Basic and Diluted

 Net loss              $   (3,438)   $   (3,585)   $  (14,064)   $  (26,930)


 Weighted average
  shares outstanding    1,435,600     1,441,546     1,435,600     1,441,947


 Net loss per share    $    (2.39)   $    (2.49)   $    (9.80)   $   (18.68)


5. Due to a reduction in new orders, the Company continued to reduce a portion of its manufacturing production workforce through temporary layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $138,000 and $847,000 for the quarter and nine months ended September 30, 2001, respectively, and charges of $49,000 and $3,601,000 for the quarter and nine months ended September 30, 2000, respectively. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Condensed Statement of Operations. Substantially all of the 2001 restructuring charges were paid as of September 30, 2001.

6. On June 30, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill is no longer subject to amortization, but will instead be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, intangible assets with indefinite lives will also no longer be amortized but will be subject to a fair value test. Intangible assets with definite lives will continue to be amortized. The Company will adopt SFAS 142 on January 1, 2002. The adoption of SFAS 142 is expected to decrease goodwill amortization expense in 2002 by $2,162,000. The Company is currently assessing the impact of SFAS 142 on existing intangible assets and related amortization. The Company is beginning to assess whether goodwill and intangible assets are impaired based on the provisions of SFAS 142 and has not yet determined whether or not an impairment charge will need to be recognized. The impact, if any, needs to be determined by June 30, 2002.

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

                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                  Quarter Ended September 30, 2001
                                       (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 40,106     $ 14,471       $ 41,177      $(13,535)     $ 82,219
  Other income                   598          (1)            222          (737)           82
                            ________     ________       ________      ________      ________

                              40,704       14,470         41,399       (14,272)       82,301
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       35,629       13,081         33,504       (13,535)       68,679
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   6,435           47          3,626             -        10,108
  Interest expense             5,186          406            365          (737)        5,220
                            ________     ________       ________      ________      ________

                              47,250       13,534         37,495       (14,272)       84,007
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (6,546)         936          3,904             -        (1,706)
Income taxes (benefit)          (217)         358          1,591             -         1,732
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries   (6,329)         578          2,313             -        (3,438)

Equity in net earnings of
  consolidated subsidiaries    2,891            -              -        (2,891)            -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $ (3,438)    $    578       $  2,313      $ (2,891)     $ (3,438)


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                  Quarter Ended September 30, 2000
                                       (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 35,789     $  9,004       $ 33,913      $ (9,446)     $ 69,260
  Other income                   888            -            308        (1,116)           80
                            ________     ________       ________      ________      ________

                              36,677        9,004         34,221       (10,562)       69,340
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       28,641        7,394         28,016        (9,671)       54,380
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   8,107          219          3,476             -        11,802
  Interest expense             5,550          496            624        (1,116)        5,554
                            ________     ________       ________      ________      ________

                              42,298        8,109         32,116       (10,787)       71,736
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


                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                Nine Months Ended September 30, 2001
                                       (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $115,113     $ 34,194       $106,297      $(41,037)     $214,567
  Other income                 3,676           50            634        (4,058)          302
                            ________     ________       ________      ________      ________

                             118,789       34,244        106,931       (45,095)      214,869
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold      100,813       31,539         88,248       (41,147)      179,453
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                  19,775          432         10,986             -        31,193
  Interest expense            15,793        1,332          2,895        (4,058)       15,962
                            ________     ________       ________      ________      ________

                             136,381       33,303        102,129       (45,205)      226,608
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries  (17,592)         941          4,802           110       (11,739)
Income taxes                     137          376          1,812             -         2,325
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries  (17,729)         565          2,990           110       (14,064)

Equity in net earnings of
  consolidated subsidiaries    3,555            -              -        (3,555)            -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $(14,174)    $    565       $  2,990      $ (3,445)     $(14,064)



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



                             Bucyrus International, Inc. and Subsidiaries
                                Consolidating Condensed Balance Sheets
                                          September 30, 2001
                                        (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     27       $  5,049      $       -     $  5,076
  Receivables                  27,635       10,901         27,121              -       65,657
  Intercompany receivables     80,802          906         12,490        (94,198)           -
  Inventories                  55,329       11,671         40,404         (3,078)     104,326
  Prepaid expenses and
    other current assets          733          838          5,388              -        6,959
                             ________     ________       ________      _________     ________

  Total Current Assets        164,499       24,343         90,452        (97,276)     182,018

OTHER ASSETS:
  Restricted funds on deposit       -            -            512              -          512
  Goodwill - net               56,200            -              -              -       56,200
  Intangible assets - net      36,583            -              -              -       36,583
  Other assets                  9,096            -          2,453              -       11,549
  Investment in subsidiaries    8,831            -              -         (8,831)           -
                             ________     ________       ________      _________     ________

                              110,710            -          2,965         (8,831)     104,844

PROPERTY, PLANT AND
 EQUIPMENT - net               61,753        5,291         11,141              -       78,185
                             ________     ________       ________      _________     ________

                             $336,962     $ 29,634       $104,558      $(106,107)    $365,047


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 38,732     $  5,820       $ 15,917      $    (504)    $ 59,965
  Intercompany payables         1,010       29,386         58,631        (89,027)           -
  Interest payable to
    related party               9,218            -              -              -        9,218
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,237          591          2,319              -        5,147
  Income taxes                    225           92          1,427              -        1,744
  Borrowings under revolving
    credit facilities
    and other short-term
    obligations                75,125            -          5,911              -       81,036
  Current maturities of
    long-term debt                232            -            875              -        1,107
                             ________     ________       ________      _________     ________

  Total Current Liabilities   126,779       35,889         85,080        (89,531)     158,217

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,926            -            431              -       13,357
  Deferred expenses and other   9,309          270          1,411              -       10,990
                             ________     ________       ________      _________     ________

                               24,235          270          1,842              -       26,347

LONG-TERM DEBT, less
  current maturities          150,187            -          2,280              -      152,467

COMMON SHAREHOLDERS'
  INVESTMENT                   35,761       (6,525)        15,356        (16,576)      28,016
                             ________     ________       ________      _________     ________

                             $336,962     $ 29,634       $104,558      $(106,107)    $365,047



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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 38,011     $  2,430       $ 17,343      $    (256)    $ 57,528
  Intercompany payables         1,456       25,665         58,370        (85,491)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              3,483          623          1,353              -        5,459
  Income taxes                    158          128          1,391              -        1,677
  Borrowings under revolving
    credit facilities and
    other short-term
    obligations                    52            -          5,677              -        5,729
  Current maturities of
    long-term debt                317            -            812              -        1,129
                             ________     ________       ________      _________     ________

  Total Current Liabilities    43,477       28,846         84,946        (85,747)      71,522

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,412            -              -              -        2,412
  Postretirement benefits      13,409            -            460              -       13,869
  Deferred expenses and other   9,563          253            559              -       10,375
  Interest payable to
    related party               5,859            -              -              -        5,859
                             ________     ________       ________      _________     ________

                               31,243          253          1,019              -       32,515

LONG-TERM DEBT, less
  current maturities          214,832            -          2,981              -      217,813

COMMON SHAREHOLDERS'
  INVESTMENT                   53,532       (7,090)        19,825        (20,351)      45,916
                             ________     ________       ________      _________     ________

                             $343,084     $ 22,009       $108,771      $(106,098)    $367,766


                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Cash Flows
                                 Nine Months Ended September 30, 2001
                                        (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $(10,461)    $    183       $   (241)     $      -      $(10,519)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease (increase)
  in restricted funds
  on deposit                      350            -           (312)            -            38
Purchases of property,
  plant and equipment          (1,342)        (192)          (876)            -        (2,410)
Proceeds from sale of
  property, plant and
  equipment                        17            -            530             -           547
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities           (975)        (192)          (658)            -        (1,825)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities            10,675            -           (421)            -        10,254
Net increase (decrease)
  in other short-term
  obligations and
  long-term debt                 (332)           -             16             -          (316)
Capital contribution from
  Bucyrus Holdings, LLC         1,093            -              -             -         1,093
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) financing
  activities                   11,436            -           (405)            -        11,031
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (559)            -          (559)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash euivalents               -           (9)        (1,863)            -        (1,872)
Cash and cash equivalents
  at beginning of period            -           36          6,912             -         6,948
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     27       $  5,049      $      -      $  5,076



                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Cash Flows
                                 Nine Months Ended September 30, 2000
                                        (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Used In
Operating Activities         $ (3,968)    $   (396)      $   (909)     $      -      $ (5,273)
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
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
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities             6,100            -         (1,132)            -         4,968
Net decrease in other
  short-term obligations
  and long-term debt             (460)           -           (856)            -        (1,316)
Purchase of treasury stock        (31)           -              -             -           (31)
                              ________     ________       ________      ________      ________
Net cash provided by
  (used in) financing
  activities                     5,609            -         (1,988)            -         3,621
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -           (727)            -          (727)
                              ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                        -           29         (3,728)            -        (3,699)
Cash and cash equivalents
  at beginning of period             -           23          8,346             -         8,369
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     52       $  4,618      $      -      $  4,670



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and nine months ended September 30, 2001 and 2000.

   In connection with acquisitions involving the Company, assets and liabilities have been adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 2001 and December 31, 2000 were as follows:
                               September 30,     December 31,
                                   2001              2000
                                   (Dollars in Thousands)

   Working capital               $ 23,801          $101,342
   Current ratio                 1.2 to 1          2.4 to 1

   The decrease in working capital and current ratio in 2001 was primarily due to the classification of borrowings under the bank credit agreement and interest payable to a related party (see below) at September 30, 2001 as current liabilities. At December 31, 2000, these liabilities were classified as long-term.

   The Company is presenting below a calculation of earnings before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum Adjusted EBITDA levels under its bank credit agreement. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                         Quarters Ended              Nine Months Ended
                         September 30,                 September 30,
                      2001           2000           2001           2000
                                   (Dollars in Thousands)
Loss before
 income taxes      $ (1,706)      $ (2,396)      $(11,739)        $(24,990)
Non-cash expenses:
 Depreciation         2,773          2,838          8,399            8,566
 Amortization         1,331          1,518          4,083            4,456
 (Gain) loss on
  sale of fixed
  assets                 14              4            745               15
Interest expense      5,220          5,554         15,962           16,507


Adjusted EBITDA(1) $  7,632       $  7,518       $ 17,450         $  4,554


(1) Adjusted EBITDA for the quarter and nine months ended September 30, 2001 was reduced by restructuring charges of $138,000 and $847,000, respectively. Adjusted EBITDA for the quarter and nine months ended September 30, 2000 was reduced by restructuring charges of $49,000 and $3,601,000, respectively. These restructuring charges primarily relate to severance payments and related matters.

   The Company has a credit agreement with Bank One, Wisconsin (the "Credit Agreement") which provides the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. The Credit Agreement, as amended, expires on February 1, 2002. Borrowings under the Revolving Credit Facility bear interest at variable rates and are subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at September 30, 2001 and December 31, 2000 were $73,375,000 and $64,450,000, respectively, at a weighted average interest rate of 7.1% and 10.0%, respectively. Direct borrowings under the Revolving Credit Facility at September 30, 2001 were classified as a current liability, while direct borrowings at December 31, 2000 were classified as long-term. The issuance of standby letters of credit under the Credit Agreement and certain other bank facilities and a portion of the semi-annual interest payment due on the Senior Notes reduce the amount available for direct borrowings under the Revolving Credit Facility. At September 30, 2001 and December 31, 2000, there were $2,335,000 and $12,391,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Revolving Credit Facility is secured by substantially all of the assets of the Company, other than real property and 35% of the stock of its foreign subsidiaries, and is guaranteed by the Guarantor Subsidiaries who have also pledged substantially all of their assets as security. The amount available for direct borrowings under the Revolving Credit Facility at September 30, 2001 was $299,000, which is net of $725,000 that is to be used for the March 15, 2002 interest payment on the Senior Notes. Receivables have increased $12,058,000 since the end of the first quarter of 2001 due primarily to increased machine sales activity. The amounts related to this increase will be collected in the fourth quarter of 2001. The Company has begun negotiations to extend the Revolving Credit Facility and modify its terms and financial covenants.

   On June 27, 2001, the Company entered into a promissory note agreement with a bank which allows the Company to borrow up to $3,000,000. The note is due December 28, 2001 and bears interest at the bank's prime rate plus .85%. Borrowings under this agreement at September 30, 2001 were $1,750,000 at an interest rate of 6.85%.

   The Company has outstanding $150,000,000 of its Senior Notes which were issued pursuant to an indenture among the Company, the Guarantor Subsidiaries, and BNY Midwest Trust Company, as Trustee. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes. At September 30, 2001 and December 31, 2000, $9,218,000 and $5,859,000,
respectively, of interest was accrued and payable to Holdings. The amount at September 30, 2001 was included as a current liability in the Consolidated Condensed Balance Sheet while the amount at December 31, 2000 was classified as long-term. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings. In addition, during the second quarter of 2001, Holdings made a cash capital contribution to the Company in the amount of $1,093,000.

   Both the Credit Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Credit Agreement contains a number of financial covenants that, among other items, require the Company (A) to maintain certain financial ratios, including: (i) ratio of adjusted funded debt to EBITDA (as defined);
(ii) fixed charge coverage ratio; and (iii) interest coverage ratio; and (B) to maintain a minimum net worth. At September 30, 2001, the Company was in compliance with all covenants.

   Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, has a credit facility with The Bank of Nova Scotia. The C$10,000,000 revolving term loan portion of this facility, as amended, expires on February 1, 2002 and bears interest at the bank's prime lending rate plus 1.50%. The amount outstanding under the revolving term loan portion was C$7,918,000 and C$8,145,000 at September 30, 2001 and December 31, 2000, respectively. The non-revolving term loan portion is payable in monthly installments to 2004 and bears interest at the bank's prime lending rate plus 2%. The amount outstanding under the non-revolving term loan portion was C$4,080,000 and C$4,400,000 at September 30, 2001 and December 31, 2000, respectively. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At September 30, 2001, Bucyrus Canada Limited was in compliance with these covenants.

   The Company has been notified that it will receive an allocation of shares as a result of the demutualization of The Principal Financial Group. The Company is currently a policyholder and is expecting to receive approximately 329,000 shares in the fourth quarter. The quoted market price of these shares at November 9, 2001 was $21.60 per share. The Company currently intends to sell the shares in the fourth quarter or in the first quarter of 2002.

   The Company has signed a sale and leaseback agreement for a portion of its land and buildings in South Milwaukee, Wisconsin. The transaction is expected to close by the end of the year. The term of the lease is twenty years with options for renewals. The sale price will be approximately $7,000,000.

   Operating Losses

   The Company is highly leveraged and low sales volumes in recent years have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations, the potential sale of shares in the Principal Financial Group, the proposed sale of the South Milwaukee land and buildings and funds available from the Revolving Credit Facility, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, there can be no assurances to this effect and the Company continues to closely monitor its operations.

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Credit Agreement, satisfy its debt service obligations and fund operating activities under all circumstances. The ability to satisfy debt service obligations and fund operating activities is dependent upon the successful extension of the Credit Agreement. At this time, the Company continues to believe that future cash flows will be sufficient to recover the carrying value of its long-lived assets.

   Capital Resources

   At September 30, 2001, the Company had approximately $1,034,000 of open capital appropriations. The Company's capital expenditures for the nine months ended September 30, 2001 were $2,410,000 compared with $2,232,000 for the nine months ended September 30, 2000. In the near term, the Company currently anticipates spending close to current levels.

Capitalization

   The long-term debt to equity ratio at September 30, 2001 and December 31, 2000 was 5.4 to 1 and 4.7 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 2001 and December 31, 2000 was .6 to 1 and .8 to 1, respectively. If borrowings under the Revolving Credit Facility were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at September 30, 2001 would have been
8.1 to 1 and .9 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and nine months ended September 30, 2001 were $82,219,000 and $214,567,000, respectively, compared with $69,260,000 and
$202,733,000 for the quarter and nine months ended September 30, 2000, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 2001 were $66,520,000 and $168,533,000, respectively, which is an increase of 21.0% and 5.7% from the quarter and nine months ended September 30, 2000, respectively. Net machine sales for the quarter and nine months ended September 30, 2001 were $15,699,000 and $46,034,000, respectively, which is an increase of 10.0% and 6.5% from the quarter and nine months ended September 30, 2000, respectively.

   Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 2001 was $68,679,000 or 83.5% of net sales compared with $54,380,000 or 78.5% of net sales for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, cost of products sold was $179,453,000 or 83.6% of net sales compared with $173,931,000 or 85.8% of net sales for the nine months ended September 30, 2000. Cost of products sold for the quarter ended September 30, 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues and a $1,100,000 favorable business interruption insurance settlement. The decrease in the year-to-date cost of products sold percentage for 2001 was primarily due to reduced warranty expense and favorable manufacturing variances resulting from higher manufacturing activity. In addition, included in cost of products sold for the nine months ended September 30, 2000 was approximately $1,300,000 of costs associated with the closing of its manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Also included in cost of products sold for the nine months ended September 30, 2001 and 2000 was $3,932,000 and $3,780,000,
respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with the acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended September 30, 2001 were $10,108,000 or 12.3% of net sales compared with $11,802,000 or 17.0% of net sales for the quarter ended September 30, 2000. The amounts for the nine months ended September 30, 2001 and 2000 were $31,193,000 or 14.5% of net sales and $38,229,000 or 18.9%
of net sales, respectively. Included in the amount for the nine months ended September 30, 2001 was $745,000 of losses on disposals of fixed assets. Also, due to a reduction in new orders, the Company continued to reduce a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $138,000 and $847,000 for the quarter and nine months ended September 30, 2001, respectively, and charges of $49,000 and $3,601,000 for the quarter and nine months ended September 30, 2000, respectively.

   Interest Expense

   Interest expense for the quarter and nine months ended September 30, 2001 was $5,220,000 and $15,962,000, respectively, compared with $5,554,000 and $16,507,000 for the quarter and nine months ended September 30, 2000, respectively. Included in interest expense for the quarters and nine months ended September 30, 2001 and 2000 was $3,656,000 and $10,969,000,
respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarter and nine months ended September 30, 2001 includes $1,844,000 and $5,531,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Credit Agreement to defer the receipt of interest on these Senior Notes.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 2001 was $3,438,000 and $14,064,000, respectively, compared with a net loss of $3,585,000 and $26,930,000 for the quarter and nine months ended September 30, 2000, respectively. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 2001 were $4,104,000 and $12,482,000, respectively, compared with $4,356,000 and $13,022,000, respectively, for the quarter and nine months ended September 30, 2000.

   Backlog and New Orders

   The Company's consolidated backlog on September 30, 2001 was $259,415,000 compared with $164,408,000 at December 31, 2000 and $171,183,000 at
September 30, 2000. Machine backlog at September 30, 2001 was $36,864,000, compared with $22,835,000 at December 31, 2000 and $16,201,000 at
September 30, 2000. Repair parts and service backlog at September 30, 2001 was $222,551,000, compared with $141,573,000 at December 31, 2000 and
$154,982,000 at September 30, 2000. A portion of this backlog is related to multi-year contracts which will generate revenue in future years.

   New orders for the quarter and nine months ended September 30, 2001 were $92,170,000 and $309,574,000, respectively, compared with $63,288,000 and
$186,638,000 for the quarter and nine months ended September 30, 2000, respectively. New machine orders for the quarter and nine months ended September 30, 2001 were $48,738,000 and $60,063,000, respectively, compared with $3,487,000 and $18,427,000 for the quarter and nine months ended September 30, 2000, respectively. During the third quarter of 2001, the Company received orders for electric mining shovels to be used in the oil sands area of Western Canada and in coal mining. New repair parts and service orders for the quarter and nine months ended September 30, 2001 were $43,432,000 and $249,511,000, respectively, compared with $59,801,000 and
$168,211,000 for the quarter and nine months ended September 30, 2000, respectively. The increase for the nine months ended September 30, 2001 was primarily due to orders received related to two maintenance and repair contracts, a machine move and a mining contract. Included in new repair parts and service orders for the quarter ended September 30, 2000 was an amount related to a maintenance and repair contract in Chile. While copper prices have been weakening, the price of coal has increased which could improve demand for the Company's products next year.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility through the selection of LIBOR based borrowings or prime rate based borrowings. The Company also has certain other prime rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in its weighted average interest rate at September 30, 2001 would have the effect of changing the Company's interest expense on an annual basis by approximately $600,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at September 30, 2001, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the third quarter of 2001.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 12, 2001          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Secretary and Controller
                                   Principal Accounting Officer


Date    November 12, 2001          /s/Theodore C. Rogers
                                   Theodore C. Rogers
                                   Chief Executive Officer

                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

10.8     Consulting Agreement                                        X
         between Registrant and
         Willard R. Hildebrand
         dated July 25, 2001.