Form 10-K
period 2001-12-31
BUCYRUS INTERNATIONAL INC
filed 2002-04-01
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

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

   As of March 25, 2002, 1,435,600 shares of common stock of the Registrant were outstanding. Of the total outstanding shares of common stock on March 25, 2002, 1,430,300 were held of record by Bucyrus Holdings, LLC, which is controlled by American Industrial Partners Capital Fund II, L.P. and may be deemed an affiliate of Bucyrus International, Inc., and 4,800 shares were held by directors and officers of the Company. There is no established public trading market for such stock.

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

        Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; leverage and debt service; success in recruiting and retaining managers and key employees; and wage stability and cooperative labor relations; plant capacity and utilization.

ITEM 1. BUSINESS

   The Company, formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company is currently substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings"). Holdings is controlled by American Industrial Partners Capital Fund II, L.P.

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and has a comprehensive aftermarket business that supplies replacement parts and service for such machines. The Company's principal products are large walking draglines, electric mining shovels and blasthole drills, which are used by customers who mine coal, iron ore, copper, oil sands, diamonds, phosphate, bauxite and other minerals throughout the world.

Industry Overview

   The large-scale surface mining equipment manufactured and serviced by the Company is used primarily in coal, copper, oil sands and iron ore mines throughout the world. Growth in demand for these commodities is a function of, among other things, population growth and continuing improvements in standards of living in many areas of the world. The market for new surface mining equipment is somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is more stable because these expensive, complex machines are typically kept in continuous operation for 15 to 30 years and require regular maintenance and repair throughout their productive lives.

   The largest markets for this mining equipment have been in Australia, Canada, China, India, South Africa, South America and the United States. Together, these markets typically account for approximately 90% of all new machines sold, although in any given year markets in other regions may assume greater importance.

Markets Served

   The Company's products are used in a variety of different types of mining operations, including coal, copper, iron ore, gold, phosphate, bauxite, diamonds and oil sands, as well as for land reclamation. The Company manufactures surface mining equipment primarily for large companies and certain governmental entities engaged in the mining of coal, iron ore, oil sands and copper throughout the world. Until the late 1980's, coal mining accounted for the largest percentage of industry demand for the Company's machines, and it continues to be one of the largest users of replacement parts and services. In recent years, however, copper and oil sands mining operations have accounted for an increasingly greater share of new machine sales.

        Copper. The copper industry has seen a consolidation of large producers in recent years. To balance supply against demand, a number of the smaller North American high-cost producers closed their facilities as new mines in South America started producing copper at lower costs. The price of copper dropped to an eleven-year low in early 1999 but increased later in 1999 and during 2000 due to increasing world demand. In 2001, the price of copper dropped again due to reduced demand and increased inventory levels. Copper prices have recovered in recent months and are forecasted to rise in 2002 and 2003.

        Oil Sands. A unique geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Although these sands were discovered many years ago, oil companies did not actively pursue exploiting these potential oil reserves in earnest until the Arab oil embargo of 1973. Various methods to mine the sands, separate the oil from the sands and process the resultant bitumen into crude oil were tried with varying degrees of success between 1973 and 1993. The commercial viability of mining these reserves remained in question until two pioneering companies began employing electric mining shovels to exploit these reserves. Since the implementation of these new extraction methods, the cost to produce a barrel of oil has dropped to as low as $10. Clearly this has made the exploitation of these reserves very economical. Since 1993, both companies have engaged in major expansions of their previous operations. There is further expansion planned and there are two new "greenfield" operations in various phases of construction. The Company expects that the Athabasca oil sands will evolve into a major market for electric mining shovels in years to come.

        Coal.   There are two types of coal: steam coal used to generate
   electricity and coking coal used in the process of producing steel. The largest producers are China, the United States, India, Australia, Russia and South Africa. In the United States, environmental legislation has caused the mining of coal to shift from east of the Mississippi River to the Powder River Basin in the west, where the sulfur content is much lower providing a cleaner burning coal. This has resulted in the closing of many mines and idling most of the equipment. Some draglines and electric mining shovels have been employed in the western mines. The demand for coal is improving due to increases in the price of oil and natural gas in recent years. This improved demand has resulted in price increases for coal.

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

        Mining shovels are characterized in terms of weight and dipper capacity. The Company offers a full line of electric mining shovels, weighing from 400 to 1,400 tons and having dipper capacities from 12 to 90 cubic yards. Prices range from approximately $3,000,000 to approximately $10,000,000 per shovel.

        Draglines. Draglines are primarily used to remove overburden, which is the earth located over a coal or mineral deposit, by dragging a large bucket through the overburden, carrying it away and depositing it in a spoil pile. The Company's draglines weigh from 500 to 7,500 tons, and are typically described in terms of their "bucket size", which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $10,000,000 to over $70,000,000 per dragline. The average life of a dragline is 20 to 30 years.

        Draglines are one of the industry's largest and most expensive type of equipment, but offer the customer the lowest cost per ton of material moved. While sales are sporadic, each dragline represents a significant sales opportunity.

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

   A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. Minserco, Inc. ("Minserco"), a wholly-owned subsidiary of the Company with offices in Florida, Kentucky, Texas and Wyoming, provides repair and maintenance services. These services include comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, contract maintenance, turnkey erections, machine moves and dragline operation.

   To meet the increasing aftermarket demands of larger mining customers, the Company offers comprehensive MARCs. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Argentina, Australia, Canada, Chile and Peru are the Company's primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

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


Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2001, 2000 and 1999, one customer accounted for approximately 11%, 11% and 16%, respectively, of the Company's consolidated net sales.

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

   Typical payment terms for new equipment require a down payment, and invoicing is generally done on a percentage of completion basis such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 2001, price increases from inflation had a relatively minor impact on the Company's reported net sales; however, the strong United States dollar continues to negatively affect net sales reported by the Company's foreign subsidiaries.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located outside the United States. Over the past five years, over 80% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $209,108,000 in 2001, $213,972,000 in 2000 and $250,735,000 in 1999.
Approximately $201,872,000 or 88% of the Company's backlog of firm orders at December 31, 2001 represented orders for export sales compared with $148,258,000 or 90% at December 31, 2000 and $165,762,000 or 89% at
December 31, 1999.

   The Company's largest foreign markets are in Australia, Canada, Chile, China, India, Peru and South Africa. The Company also employs direct marketing strategies in developing markets such as Indonesia, Jordan, Morocco and Russia. In recent years, Australia and South Africa have emerged as strong producers of metallurgical coal. Chile and Peru are producers of copper. The Company expects that India, Russia and China will become major coal producing regions in the future. In India, the world's second most populous country, the demand for coal as a major source of energy is expected to increase over the next several decades.

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

   Further segment and geographical information is included in ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Competition

   There are a limited number of manufacturers of new surface mining equipment. The Company is one of two manufacturers of electric mining shovels and draglines. The Company's only competitor in electric mining shovels and draglines is Joy Global, Inc., although electric mining shovels also compete against hydraulic shovels of which there are at least five other manufacturers. In rotary blasthole drills, the Company competes with at least three other manufacturers, including Joy Global, Inc. Methods of competition are diverse and include product design and performance, service, delivery, application engineering, pricing, financing terms and other commercial factors.

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

Manufacturing

   A substantial portion of the design, engineering and manufacturing of the Company's machines is done at the Company's South Milwaukee, Wisconsin plant. The size and weight of these mining machines dictates that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of Company technicians. Planning and on-site coordination of machine assembly is a critical component of the Company's service to its customers. Moreover, to reduce lead time and ensure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units for frequently utilized components of various types of equipment.

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

Backlog

   The backlog of firm orders was $229,752,000 at December 31, 2001 and $164,408,000 at December 31, 2000. Approximately 53% of the backlog at December 31, 2001 is not expected to be filled during 2002.

Inventories

   Inventories at December 31, 2001 were $102,008,000 compared with $101,126,000 at December 31, 2000. At December 31, 2001 and December 31, 2000, finished goods inventory (primarily replacement parts) totalled $75,525,000 and $75,924,000, respectively.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5,900,000 in 2001, $7,299,000 in 2000 and $7,646,000 in 1999. All
engineering and product development costs are charged to Engineering and Field Service Expense as incurred.

Environmental Factors

   Environmental problems have not interfered in any material respect with the Company's manufacturing operations to date. The Company believes that its compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. The Company has an ongoing program to address any potential environmental problems.

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

Employees

   At December 31, 2001, the Company employed approximately 1,600 persons.
The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the four-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2005 and August, 2002, respectively.

Seasonal Factors

   The Company does not consider a material portion of its business to be seasonal.

ITEM 2. PROPERTIES

   The Company's principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin. This plant comprises approximately 1,026,000 square feet of floor space. A portion of this facility houses the Company's corporate offices. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels and blasthole drills, are well-maintained, in good condition and in regular use. On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of the land and buildings in South Milwaukee. The term of the lease is twenty years with options for renewals. The remainder of the land and buildings in South Milwaukee continue to be owned by the Company.

   The Company leases a facility in Memphis, Tennessee, which has approximately 90,000 square feet of floor space and is used as a central parts warehouse. The current lease is for three years commencing in July 2001.

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

   To the date of this Report, the Company has been named as a co-defendant in 275 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

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

   The Company was one of 53 entities named by the United States
Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named as a result of allegations that it disposed of foundry sand at the site in the 1970's. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled with both with respect to its liability for past costs. In addition, 37 PRP's, including the Company, received Administrative Orders issued by the EPA pursuant to Section 106a of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company was one of eighteen parties responsible for a share of the cost of such work. Final remedial work in the form of the installation of a municipal golf course as cover is substantially complete and is expected to be fully performed in 2002. The remaining parties have shared such cost per capita to date but such cost may be subject to reallocation before the conclusion of the case. The former remediation contractor, IT Corporation, commenced suit against the Millcreek Dumpsite Group, an unincorporated association including the Company and other cooperating Millcreek PRP's (the "Group"), for breach of contract claims in an amount in excess of $1,000,000. The Group is defending and negotiating settlement of IT's claim. At
December 31, 2001, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on the Company's financial position or results of operations, although no assurance can be given to that effect.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2001.


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



ITEM 6.  SELECTED FINANCIAL DATA
                                                                                               Predecessor
                                                                               September 24-   January 1-
                                         Years Ended December 31,              December 31,   September 23,
                           2001          2000          1999         1998           1997          1997(a)
                                           (Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements
 of Operations Data:
  Net sales               $290,576     $280,443      $318,635     $315,838       $ 95,212       $211,465
  Net earnings (loss)     $(10,463)    $(32,797)     $(22,575)    $ (8,264)      $ (7,158)      $ (4,874)
  Net earnings (loss)
   per share of
   common stock (b):
    Basic                 $  (7.29)    $ (22.76)     $ (15.65)    $  (5.75)      $  (5.00)      $   (.48)
    Diluted               $  (7.29)    $ (22.76)     $ (15.65)    $  (5.75)      $  (5.00)      $   (.47)
  Adjusted
   EBITDA (c)             $ 31,236     $  9,583      $ 20,742     $ 35,967       $  9,936       $ 18,704
  Cash dividends per
   common share           $      -     $      -      $      -     $      -       $      -       $      -

Consolidated Balance
 Sheets Data:
  Total assets            $355,745     $367,766      $416,987     $417,195       $406,107            N/A
  Long-term debt          $222,188     $217,813      $214,009     $202,308       $174,612            N/A

(a)   As a result of purchase accounting due to the acquisition of the Company by Holdings on September 24, 1997, the
      financial statements of the Company subsequent to this date are not comparable to the financial statements of the Predecessor.
(b)   Net loss per share of common stock for the period September 24, 1997 to December 31, 1997 is calculated on a retroactive basis to reflect a stock split on March 17, 1998.
(c)   Earnings before interest expense, income taxes, depreciation, amortization, non-cash stock compensation, (gain)
      loss on sale of fixed assets, loss on fixed asset impairment, nonrecurring items and inventory fair value adjustment charged to cost of products sold.  Adjusted EBITDA for the year ended December 31, 2001 includes
      $8,704,000 of income from the sale of shares the Company received as a result of the demutualization of The
      Principal Financial Group.




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

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 2001, 2000 and 1999 were as follows:

                                2001          2000         1999
                                    (Dollars in Thousands)

Working capital               $114,336      $101,342     $122,194
Current ratio                 3.0 to 1      2.4 to 1     2.6 to 1

   The increase in working capital and current ratio in 2001 was primarily due to reduced accounts payable and the reclassification of borrowings under the revolving term loan at Bucyrus Canada Limited from current to long-term liabilities (see below). The decrease in working capital and current ratio in 2000 was primarily due to a decrease in inventories as a result of the sale of two stock shovels in the fourth quarter of 2000 and reduced finished parts inventories.

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization, loss on sale of fixed assets and loss on fixed asset impairment ("Adjusted EBITDA"). Since cash flow from operations is very important to the Company's future, the Adjusted EBITDA calculation provides a summary review of cash flow performance. In addition, the Company is required to maintain certain minimum EBITDA levels as defined under the Loan and Security Agreement (and previously the Credit Agreement (see below)). EBITDA as defined under these agreements does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                    Years Ended December 31,
                               2001         2000         1999
                                     (Dollars in Thousands)

Loss before income taxes     $ (7,053)    $(29,732)    $(20,196)
Depreciation                   11,240       11,393       11,200
Amortization                    5,414        5,821        5,648
Loss on sale of fixed
 assets and loss on
 fixed asset impairment(1)        750            7        4,392
Interest expense               20,885       22,094       19,698
                             ________     ________     ________

Adjusted EBITDA(2)(3)        $ 31,236     $  9,583     $ 20,742


   (1) The 1999 amount includes a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.

   (2)  Adjusted EBITDA for the years ended December 31, 2001, 2000 and
1999 was reduced by restructuring charges of $899,000, $2,689,000 and $1,212,000, respectively, primarily related to severance payments and related matters.

   (3) Adjusted EBITDA for the year ended December 31, 2001 includes $8,704,000 of income from the sale of shares the Company received as a result of the demutualization of The Principal Financial Group (see below).

   On March 7, 2002, the Company entered into a Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") which provides the Company with an $85,000,000 senior secured revolving credit facility. The Loan and Security Agreement expires on January 2, 2003. Outstanding borrowings bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. The Company must maintain at all times a minimum availability of $5,000,000. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Revolving Credit Facility and Bucyrus Canada Limited revolving term loan (see below).

   The Company previously had a Credit Agreement with Bank One, Wisconsin
(the "Credit Agreement") which provided the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility were at variable interest rates and were subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2001 and 2000 were $63,100,000 and $64,450,000, respectively, at a weighted average interest rate of 5.3% and 10.0%, respectively.  At
December 31, 2001 and 2000, there were $1,200,000 and $12,391,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 2001 was $8,444,000, which was net of $2,900,000 that was used for the March 15, 2002 interest payment on the Senior Notes (see below). The Credit Agreement contained a number of financial covenants and other covenants with respect to the Company's liquidity and capital resources. At December 31, 2001, the Company was in compliance with these covenants.

   The Company has outstanding $150,000,000 of its 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture among the Company, certain of its domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Loan and Security Agreement (and previously the Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement. At December 31, 2001 and 2000, $11,062,000 and $5,859,000,
respectively, of interest was accrued and payable to Holdings. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings. In addition, in 2001 Holdings made a cash capital contribution to the Company in the amount of $1,093,000.

   Both the Loan and Security Agreement and the Senior Notes Indenture contain certain covenants which may affect the Company's liquidity and capital resources. Also, both the Loan and Security Agreement and the Senior Notes Indenture contain numerous covenants that limit the discretion of management with respect to certain business matters and place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, to create liens or other encumbrances, to make certain payments or investments, loans and guarantees, and to sell or otherwise dispose of assets and merge or consolidate with another entity.

   The Loan and Security Agreement also contains a number of financial covenants that require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and (ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). Other covenants exist which limit the ability of the Company to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur contingent obligations; enter into joint ventures; enter into lease agreements; pay dividends and make other distributions; change its business; redeem the Senior Notes; and make capital expenditures.

   The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to:
(i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments;
(iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. At December 31, 2001, the Company was in compliance with these covenants.

   A failure to comply with the obligations contained in the Loan and Security Agreement or the Senior Notes Indenture could result in an Event of Default (as defined) under the Loan and Security Agreement or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions.

   In 1999, Bucyrus Canada Limited entered into a C$15,000,000 credit facility with The Bank of Nova Scotia which was used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility incurred interest at the bank's prime lending rate plus 1.50%. The amount outstanding under the revolving term loan portion was C$9,124,693 and C$8,145,000 at December 31, 2001 and 2000, respectively. On March 7, 2002, proceeds from the Loan and Security Agreement were used to repay The Bank of Nova Scotia revolving term loan in full and this portion of the facility was terminated. As a result, borrowings under the revolving term loan were classified as long-term at December 31, 2001. The C$5,000,000 non-revolving term loan portion is payable in monthly installments to 2004 and bears interest at the bank's prime lending rate plus 2%. The amount outstanding under the non-revolving term loan portion was C$3,960,000 and C$4,400,000 at December 31, 2001 and 2000, respectively. This credit facility contains covenants which, among other things, require Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At December 31, 2001, Bucyrus Canada Limited was in compliance with these covenants.

   The Company, as a policyholder, received an allocation of 369,918 shares as a result of the demutualization of The Principal Financial Group. Net proceeds from the sale of these shares by the Company were $8,704,000 and is recognized as Other Income in the Consolidated Statement of Operations for the year ended December 31, 2001. Of the net proceeds, $2,974,000 was received on January 2, 2002 for shares sold in 2001 and is included in Receivables in the Consolidated Balance Sheet at December 31, 2001.

   On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of its land and buildings in South Milwaukee, Wisconsin. The term of the lease is twenty years with options for renewals. Net proceeds received from this transaction were $7,157,000 less $500,000 required as a security deposit.

   Operating Losses

   The Company is highly leveraged and low sales volumes in recent years have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations, funds available from the Loan and Security Agreement and funds received from the sale of shares in The Principal Financial Group and sale and leaseback of the South Milwaukee land and buildings, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, there can be no assurances to this effect and the Company continues to closely monitor its operations. The Company is currently exploring additional financing alternatives to extend or replace the Loan and Security Agreement.

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Loan and Security Agreement and the Senior Notes Indenture, satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company continues to believe that future cash flows will be sufficient to recover the carrying value of its long-lived assets.

   Capital Resources

   At December 31, 2001, the Company had approximately $1,579,000 of open capital appropriations. The Company's capital expenditures for the year ended December 31, 2001 were $4,127,000 compared with $3,501,000 for the year ended December 31, 2000. In the near term, the Company anticipates spending close to current levels.

Capitalization

   The long-term debt to equity ratio at December 31, 2001 and 2000 was
12.9 to 1 and 4.7 to 1, respectively. The increase in 2001 was primarily due to the adjustment to record a minimum pension liability. Excluding this adjustment, the long-term debt to equity ratio would have been 6.9 to 1. The long-term debt to total capitalization ratio at December 31, 2001 and 2000 was ..9 to 1 and .8 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for 2001 were $290,576,000 compared with $280,443,000 for 2000.
Net sales of repair parts and services for 2001 were $226,024,000 which was an increase of 6.9% from 2000. Net machine sales for 2001 were $64,552,000, which was a decrease of 6.3% from 2000. The changes between years were primarily due to fluctuations in volume.

   Net sales for 2000 were $280,443,000 compared with $318,635,000 for 1999.
Net sales of repair parts and services for 2000 were $211,518,000, which was an increase of 3.5% from 1999. Net machine sales for 2000 were $68,925,000, which was a decrease of 39.6% from 1999. The decrease in machine sales was primarily due to low demand for new machines which the Company believes is attributable to low mineral prices and to a reduction in dragline volume of $22,911,000 as a result of the completion of a dragline in Australia in 1999.

   Other Income

   Other income for 2001 includes $8,704,000 from the aforementioned sale of shares of The Principal Financial Group.

   Cost of Products Sold

   Cost of products sold for 2001 was $243,791,000 or 83.9% of net sales compared with $239,134,000 or 85.3% of net sales for 2000 and $267,323,000 or
83.9% of net sales for 1999. The decrease in the cost of products sold percentage for 2001 was primarily due to reduced warranty expense and favorable manufacturing variances resulting from higher manufacturing activity. Included in cost of products sold in 2000 was approximately $1,300,000 of costs associated with the closing of the manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Cost of products sold in 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues. Also included in cost of products sold for 2001, 2000 and 1999 was $5,248,000, $5,038,000 and $4,856,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for 2001 were $42,095,000 or 14.5% of net sales compared with $50,161,000 or 17.9% of net sales in 2000 and $53,631,000 or 16.8% of net sales in 1999. Included in the amount for 2001 was $750,000 of losses on disposals of fixed assets. Also, due to a reduction in new orders, the Company has reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. As a result, restructuring charges of $899,000, $2,689,000 and $1,212,000 were included in the amounts for 2001, 2000 and 1999, respectively. These charges primarily related to severance payments and related matters. Included in engineering and field service, selling, administrative and miscellaneous expenses in 1999 was a fixed asset impairment charge of $4,372,000 related primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined. The charge represents the difference between book value and estimated fair value based on expected proceeds. In 2000, the Company closed its manufacturing facility in Boonville, Indiana.

   Interest Expense

   Interest expense for 2001 was $20,885,000 compared with $22,094,000 for 2000 and $19,698,000 for 1999. The decrease in interest expense in 2001 was primarily due to reduced interest rates on borrowings under the Revolving Credit Facility. The increase in interest expense in 2000 compared to 1999 was primarily due to increased borrowings and higher interest rates under the Revolving Credit Facility. Included in interest expense for 2001, 2000 and 1999 was $14,625,000 related to the Senior Notes. The interest expense in 2001 and 2000 on the Senior Notes includes $7,374,000 and $5,859,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement (and previously the Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

   Net Loss

   The net loss for 2001 was $10,463,000 compared with net losses of $32,797,000 for 2000 and $22,575,000 for 1999. The improvement in 2001 was due to the $8,704,000 of income from the sale of shares of The Principal Financial Group and improvements in margin as a result of increased volume and cost reduction efforts. The incremental loss for 2000 was primarily attributable to lower volumes. Non-cash depreciation and amortization charges were $16,654,000 in 2001 compared with $17,214,000 in 2000 and $16,848,000 in
1999.

   New Orders and Backlog

   New orders for 2001 were $355,920,000, which was an increase of 38.2% from 2000. New machine orders for 2001 were $74,255,000, which was an increase of 46.3% from 2000. The increase was in electric mining shovels. New repair parts and service orders for 2001 were $281,665,000, which was an increase of 36.2% from 2000. The increase for 2001 was primarily due to orders received related to two long-term maintenance and repair contracts, a machine move and a long-term mining contract. Revenues related to these contracts will be recognized over multiple years. While copper prices remain at low levels compared to the mid 1990's, coal has maintained a higher price compared with recent years.

   The Company's consolidated backlog at December 31, 2001 was $229,752,000 compared with $164,408,000 at December 31, 2000 and $187,278,000 at
December 31, 1999. Machine backlog at December 31, 2001 was $32,538,000, which is an increase of 42.5% from December 31, 2000. Repair parts and service backlog at December 31, 2001 was $197,214,000, which is an increase of 39.3% from December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Revolving Credit Facility and Loan and Security Agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. The Company also has certain other prime rate based borrowings. The Company's Senior Notes are at a fixed interest rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

   At December 31, 2001, a sensitivity analysis was performed for the debt obligations that have interest rate risk. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 2001 would have the effect of changing the Company's interest expense on an annual basis by approximately $400,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   Based on the Company's derivative instruments outstanding at December 31, 2001, a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

   New Accounting Pronouncement

   On June 30, 2001 the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets.
With the adoption of SFAS 142, goodwill will no longer be subject to amortization, but instead will be subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives will also no longer be amortized but will be subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives will continue to be amortized. The Company adopted SFAS 142 on January 1, 2002. For goodwill, the Company must complete Step 1 of the goodwill transition impairment test by June 30, 2002; if the fair value of the Company's reporting units is below the carrying amounts, Step 2 of the goodwill transition impairment test must be completed, and an impairment loss recognized, by December 31, 2002. The adoption of SFAS 142 is expected to decrease goodwill amortization expense in 2002 by $2,162,000. The Company is in the process of completing an impairment analysis of its recorded intangible assets in accordance with the provisions of SFAS 142. Intangible asset amortization expense in 2002 will decrease by approximately $483,000.

   Critical Accounting Policies

   The Company's accounting policies are more fully described in Note A of the Notes to Consolidated Financial Statements. As disclosed in Note A, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their affects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

   The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates as to the recovery of receivables, anticipated repayment dates of intercompany advances to foreign subsidiaries, realizability of inventories, property, plant and equipment and intangible assets, as well as those used in the estimation of margin on the Company's contracts accounted for using the percentage-of-completion method. Significant assumptions are also used in the determination of liabilities related to product liability, warranty obligations and pension and postretirement benefits. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Bucyrus International, Inc. and Subsidiaries
             (Dollars in Thousands, Except Per Share Amounts)


                                    Years Ended December 31,
                              2001           2000           1999
REVENUES:
 Net sales                  $290,576       $280,443       $318,635
 Other income                  9,142          1,214          1,821
                            ________       ________       ________

                             299,718        281,657        320,456
                            ________       ________       ________
COSTS AND EXPENSES:
 Cost of products sold       243,791        239,134        267,323
 Engineering and field
  service, selling,
  administrative and
  miscellaneous expenses      42,095         50,161         53,631
 Interest expense             20,885         22,094         19,698
                            ________       ________       ________

                             306,771        311,389        340,652
                            ________       ________       ________

Loss before income taxes      (7,053)       (29,732)       (20,196)

Income taxes                   3,410          3,065          2,379
                            ________       ________       ________

Net loss                    $(10,463)      $(32,797)      $(22,575)

Net loss per share
 of common stock:

  Basic                       $(7.29)       $(22.76)       $(15.65)

  Diluted                     $(7.29)       $(22.76)       $(15.65)



              See notes to consolidated financial statements.


               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               Bucyrus International, Inc. and Subsidiaries
                          (Dollars in Thousands)


                                    Years Ended December 31,
                              2001           2000           1999


Net loss                    $(10,463)      $(32,797)      $(22,575)
                            ________       ________       ________

Other comprehensive
 loss:
  Foreign currency
   translation
   adjustments                (6,300)        (6,147)        (3,223)
  Minimum pension
   liability adjustment      (15,245)             -              -
                            ________       ________       ________

Other comprehensive loss     (21,545)        (6,147)        (3,223)
                            ________       ________       ________

Comprehensive loss          $(32,008)      $(38,944)      $(25,798)



              See notes to consolidated financial statements.



                                        CONSOLIDATED BALANCE SHEETS
                               Bucyrus International, Inc. and Subsidiaries
                             (Dollars in Thousands, Except Per Share Amounts)
                                 December 31,                                       December 31,
                              2001       2000                                     2001       2000

                                                    LIABILITIES AND COMMON
ASSETS                                              SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                     CURRENT LIABILITIES:
 Cash and cash equivalents  $  7,218   $  6,948      Accounts payable and
 Receivables                  55,554     58,797       accrued expenses          $ 47,760   $ 57,528
 Inventories                 102,008    101,126      Liabilities to customers on
 Prepaid expenses and                                 uncompleted contracts and
  other current assets         5,827      5,993       warranties                   6,008      5,459
                            ________   ________      Income taxes                  1,205      1,677
                                                     Short-term obligations          566        295
    Total Current Assets     170,607    172,864      Current maturities of long-
                                                      term debt                      732      6,563
OTHER ASSETS:                                                                   ________   ________
 Restricted funds on
  deposit                        582        550        Total Current Liabilities  56,271     71,522
 Goodwill - net               55,660     57,821
 Intangible assets - net      39,601     38,180     LONG-TERM LIABILITIES:
 Other assets                 12,092     11,798      Liabilities to customers
                            ________   ________       on uncompleted contracts
                                                      and warranties               2,000      2,412
                             107,935    108,349      Postretirement benefits      13,277     13,869
                                                     Deferred expenses,
PROPERTY, PLANT AND EQUIPMENT:                        pension and other           33,775     10,375
 Land                          2,294      3,206      Interest payable to
 Buildings and improvements   11,755     11,654       Holdings                    11,062      5,859
 Machinery and equipment     101,681    100,356                                 ________   ________
 Less accumulated
  depreciation               (38,527)   (28,663)                                  60,114     32,515
                            ________   ________
                                                    LONG-TERM DEBT, less
                              77,203     86,553      current maturities          222,188    217,813

                                                    COMMON SHAREHOLDERS'
                                                     INVESTMENT:
                                                      Common stock - par
                                                       value $.01 per share,
                                                       authorized 1,700,000
                                                       shares, issued
                                                       1,444,650 shares               14         14
                                                      Additional paid-in
                                                       capital                   147,715    144,451
                                                      Treasury stock, at cost -
                                                       9,050 shares                 (851)      (851)
                                                      Accumulated deficit        (90,416)   (79,953)
                                                      Accumulated other
                                                       comprehensive loss        (39,290)   (17,745)
                                                                                ________   ________

                                                                                  17,172     45,916
                            ________   ________                                 ________   ________

                            $355,745   $367,766                                 $355,745   $367,766

                               See notes to consolidated financial statements.



                         CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT
                                Bucyrus International, Inc. and Subsidiaries
                                           (Dollars in Thousands)
                                                                     Notes                       Accumulated
                                         Additional                Receivable                        Other
                               Common     Paid-In      Treasury       From        Accumulated    Comprehensive
                               Stock      Capital       Stock      Shareholders     Deficit          Loss

Balance at January 1, 1999     $   14     $144,296     $      -      $   (400)      $(15,422)      $ (8,375)

 Issuance of common
  stock (1,550 shares)              -          155            -          (124)             -              -
 Purchase of treasury
  stock (2,500 shares)              -            -         (196)            -              -              -
 Net loss                           -            -            -             -        (22,575)             -
 Translation adjustments            -            -            -             -              -         (3,223)
                               ______     ________     ________      ________       ________       ________

Balance at December 31, 1999       14      144,451         (196)         (524)       (37,997)       (11,598)

 Purchase of treasury
  stock (6,550 shares)              -            -         (655)          524              -              -
 Net loss                           -            -            -             -        (32,797)             -
 Utilization of net operating
  loss carryforwards by
  Bucyrus Holdings, LLC             -            -            -             -         (9,159)             -
 Translation adjustments            -            -            -             -              -         (6,147)
                               ______     ________     ________      ________       ________       ________

Balance at December 31, 2000       14      144,451         (851)            -        (79,953)       (17,745)

 Capital contributions from
  Bucyrus Holdings, LLC             -        3,264            -             -              -              -
 Net loss                           -            -            -             -        (10,463)             -
 Translation adjustments            -            -            -             -              -         (6,300)
 Minimum pension liability
  adjustment                        -            -            -             -              -        (15,245)
                               ______     ________     ________      ________       ________       ________

Balance at December 31, 2001   $   14     $147,715     $   (851)     $      -       $(90,416)      $(39,290)


                              See notes to consolidated financial statements.



                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               Bucyrus International, Inc. and Subsidiaries
                          (Dollars in Thousands)

                                           Years Ended December 31,
                                      2001          2000           1999

Cash Flows From Operating Activities

Net loss                            $(10,463)     $(32,797)      $(22,575)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation                        11,240        11,393         11,200
  Amortization                         5,414         5,821          5,648
  Loss on sale of
   property, plant and
   equipment                             750             7             20
  Gain on sale of The
   Principal Financial
   Group shares                       (8,704)            -              -
  Loss on fixed asset
   impairment                              -             -          4,372
  Changes in assets and
   liabilities, net of
   effects of acquisitions:
    Receivables                        3,860           (75)           134
    Inventories                       (5,843)       19,972        (11,539)
    Other current assets                 (12)         (953)           551
    Other assets                      (1,431)       (1,650)          (817)
    Current liabilities other
     than income taxes, short-
     term obligations and
     current maturities of
     long-term debt                      157        (4,920)        11,801
    Income taxes                        (546)        1,007            213
    Long-term liabilities
     other than deferred
     income taxes                      4,269         1,596         (3,762)
                                    ________      ________       ________

Net cash used in
 operating activities                 (1,309)         (599)        (4,754)
                                    ________      ________       ________

Cash Flows From Investing Activities

(Increase) decrease in restricted
 funds on deposit                        (32)         (461)           387
Proceeds from sale of The Principal
 Financial Group shares                5,730             -              -
Purchases of property, plant
 and equipment                        (4,127)       (3,501)        (6,792)
Proceeds from sale of property,
 plant and equipment                     536         1,449            215
Purchase of Bennett & Emmott
 (1986) Ltd.                               -             -         (7,050)
                                    ________      ________       ________

Net cash provided by (used
 in) investing activities              2,107        (2,513)       (13,240)
                                    ________      ________       ________

Cash Flows From Financing Activities

Net proceeds from (repayments of)
 revolving credit facilities          (1,052)        5,100          9,400
Net increase (decrease)
 in other bank borrowings                271          (150)           (69)
Proceeds from issuance of
 long-term debt                        1,237             -          9,986
Payment of long-term debt             (1,641)       (2,251)        (1,172)
Capital contribution from
 Bucyrus Holdings, LLC                 1,093             -              -
Proceeds from issuance of
 common stock                              -             -             31
Purchase of treasury stock                 -          (131)          (196)
                                    ________      ________       ________

Net cash provided by (used in)
 financing activities                    (92)        2,568         17,980
                                    ________      ________       ________

Effect of exchange rate
 changes on cash                        (436)         (877)          (438)
                                    ________      ________       ________
Net increase (decrease) in
 cash and cash equivalents               270        (1,421)          (452)

Cash and cash equivalents at
 beginning of year                     6,948         8,369          8,821
                                    ________      ________       ________

Cash and cash equivalents at
 end of year                        $  7,218      $  6,948       $  8,369


Supplemental Disclosures of
Cash Flow Information

Cash paid during the period for:
 Interest                           $ 14,297      $ 18,367       $ 19,727
 Income taxes - net of refunds         1,522         1,551          2,624

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bucyrus International, Inc. and Subsidiaries


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Nature of Operations

         Bucyrus International, Inc. (the "Company") is a Delaware corporation and a leading manufacturer of surface mining equipment, principally walking draglines, electric mining shovels and blasthole drills. Major markets for the surface mining industry are coal, copper, oil sands and iron ore. The Company also has a comprehensive aftermarket business that includes replacement parts, maintenance and other services.

         Basis of Presentation and Use of Estimates

         The consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred, in connection with the acquisition of the Company by Bucyrus Holdings, LLC ("Holdings") in 1997.

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

         Goodwill and Intangible Assets

         Through 2001, goodwill was being amortized on a straight-line basis over 30 years. During 2000, goodwill was reduced by $9,159,000 to reflect the utilization of previously unrecognized federal net operating loss carryforwards which existed at the date the Company was acquired by Holdings (see Note H). Accumulated amortization was $10,191,000 and $8,029,000 at December 31, 2001 and 2000,
         respectively.

         Intangible assets consist of engineering drawings, bill-of-material listings, software, trademarks and trade names and are being amortized on a straight-line basis over 10 to 30 years. Accumulated amortization was $9,094,000 and $6,964,000 at December 31, 2001 and 2000, respectively. At December 31, 2001, intangible assets also include $3,551,000 related to an adjustment to record an additional minimum pension liability (see Note I).

         On June 30, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill will no longer be subject to amortization, but instead will be subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives will also no longer be amortized but will be subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives will continue to be amortized. The Company adopted SFAS 142 on January 1, 2002. For goodwill, the Company must complete Step 1 of the goodwill transition impairment test by June 30, 2002; if the fair value of the Company's reporting units is below the carrying amounts, Step 2 of the goodwill transition impairment test must be completed, and an impairment loss recognized, by December 31, 2002. The adoption of SFAS 142 is expected to decrease goodwill amortization expense in 2002 by $2,162,000. The Company has completed an impairment analysis of its recorded intangible assets in accordance with the provisions of SFAS 142 and has concluded that an impairment charge related to intangible assets with indefinite lives is not required. The Company is in the process of completing an impairment analysis of its recorded intangible assets in accordance with the provisions of SFAS 142. Intangible asset amortization expense in 2002 will decrease by approximately $483,000.

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

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of property, plant and equipment may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and recorded an impairment of fixed asset charge of $4,372,000 in the fourth quarter of 1999. The impairment related primarily to the manufacturing facility in Boonville, Indiana, which saw declining operating results in the second half of 1999 as volume declined. The charge represented the difference between book value and estimated fair value based on expected proceeds. The Company closed its manufacturing facility in Boonville, Indiana during the second quarter of 2000.

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

         Revenue Recognition

         Revenue from long-term sales contracts is recognized using the percentage-of-completion method. Revenue on service contracts is recognized pursuant to the contract as the services are provided. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales is recognized as products are shipped or services are rendered. Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $3,249,000 and $3,321,000 at December 31, 2001 and 2000, respectively.

         Derivative Financial Instruments

         The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transactions and commitment exposures, and may utilize forward contracts in certain situations.

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


NOTE C - RECEIVABLES

         Receivables at December 31, 2001 and 2000 include $959,000 and $9,039,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

         Current receivables are reduced by an allowance for losses of $1,134,000 and $1,159,000 at December 31, 2001 and 2000,
         respectively.

NOTE D - INVENTORIES

         Inventories consist of the following:

                                        2001              2000
                                        (Dollars in Thousands)

         Raw materials and parts      $ 13,646          $ 12,287
         Costs relating to
          uncompleted contracts              -             1,181
         Customers' advances offset
          against costs incurred on
          uncompleted contracts              -            (1,207)
         Work in process                12,837            12,941
         Finished products (primarily
          replacement parts)            75,525            75,924
                                      ________          ________

                                      $102,008          $101,126


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                        2001             2000
                                        (Dollars in Thousands)

         Trade accounts payable       $ 27,538          $ 30,349
         Wages and salaries              4,918             5,670
         Interest                        2,335             3,095
         Other                          12,969            18,414
                                      ________          ________

                                      $ 47,760          $ 57,528


         Other accrued expenses at December 31, 2000 include $2,914,000 payable to an affiliate related to a management services agreement. (See Note N for classification at December 31, 2001.)

NOTE F - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt consists of the following:

                                        2001             2000
                                        (Dollars in Thousands)

         9-3/4% Senior Notes due 2007 $150,000          $150,000
         Revolving credit facility      63,100            64,450
         Revolving term loan at
          Bucyrus Canada Limited         5,732             5,434
         Non-revolving term loan at
          Bucyrus Canada Limited         2,488             2,936
         Other                           1,600             1,556
                                      ________          ________

                                       222,920           224,376
         Less current maturities of
          long-term debt                  (732)           (6,563)
                                      ________          ________

                                      $222,188          $217,813


         The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture dated as of September 24, 1997 among the Company, certain of its domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007. Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as a part of the Loan and Security Agreement (and previously the Credit Agreement (see below)) to defer the receipt of interest on these Senior Notes during the life of the agreement. At December 31, 2001 and 2000, $11,062,000 and $5,859,000, respectively, of interest was accrued and payable to Holdings. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

         The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock;
         (iii) make certain investments; (iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates;
         (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. At December 31, 2001, the Company was in compliance with these covenants.

         On March 7, 2002, the Company entered into a Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") which provides the Company with an $85,000,000 senior secured revolving credit facility. The Loan and Security Agreement expires on January 2, 2003. Outstanding borrowings bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. The Company must maintain at all times a minimum availability of $5,000,000. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. The Loan and Security Agreement contains covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of EBITDA, as defined. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Revolving Credit Facility and Bucyrus Canada Limited revolving term loan (see below).

         The Company previously had a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provided the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility were at variable interest rates and were subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2001 and 2000 were $63,100,000 and $64,450,000, respectively, at a weighted average interest rate of 5.3% and 10.0%, respectively. At December 31, 2001 and 2000, there were $1,200,000 and $12,391,000, respectively, of standby letters of credit outstanding under all Company bank facilities. The Credit Agreement contained covenants which, among other things, required the Company to maintain certain financial ratios and a minimum net worth. At December 31, 2001, the Company was in compliance with these covenants. The average borrowing under the Revolving Credit Facility during 2001 was $68,642,000 at a weighted average interest rate of 7.7%, and the maximum borrowing outstanding was $73,375,000. The average borrowing under the Revolving Credit Facility during 2000 was $64,512,000 at a weighted average rate of 9.9%, and the maximum borrowing outstanding was $71,200,000. The average borrowing under the Revolving Credit Facility during 1999 was $52,407,000 at a weighted average interest rate of 8.3%, and the maximum borrowing outstanding was $65,350,000. The amount available for direct borrowings under the Revolving Credit Facility at December 31, 2001 was $8,444,000, which is net of $2,900,000 that was used for the March 15, 2002 interest payment on the Senior Notes.

         A failure to comply with the obligations contained in the Loan and Security Agreement or the Senior Notes Indenture could result in an Event of Default (as defined) under the Loan and Security Agreement or an Event of Default (as defined) under the Senior Notes Indenture that, if not cured or waived, would permit acceleration of the relevant debt and acceleration of debt under other instruments that may contain cross-acceleration or cross-default provisions. While the Company believes that current levels of cash and liquidity, together with funds generated by operations, funds available from the Loan and Security Agreement and funds received from the sale of shares in The Principal Financial Group (see Note Q) and sale and leaseback of the South Milwaukee land and buildings (see Note R), will be sufficient to permit the Company to satisfy its debt service requirements for the foreseeable future, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Loan and Security Agreement and satisfy its debt service obligations under all circumstances. The Company is currently exploring additional financing alternatives to extend or replace the Loan and Security Agreement.

         In 1999, Bucyrus Canada Limited entered into a C$15,000,000 credit facility with The Bank of Nova Scotia which was used to acquire certain assets of Bennett & Emmott. The C$10,000,000 revolving term loan portion of this facility incurred interest at the bank's prime lending rate plus 1.50%. The amount outstanding under the revolving term loan portion was C$9,124,693 and C$8,145,000 at December 31, 2001 and 2000, respectively. On March 7, 2002, proceeds from the Loan and Security Agreement were used to repay The Bank of Nova Scotia revolving term loan in full and this portion of the facility was terminated. As a result, borrowings under the revolving term loan were classified as long-term at December 31, 2001. The C$5,000,000 non-revolving term loan portion is payable in monthly installments to 2004 and bears interest at the bank's prime lending rate plus 2%. The amount outstanding under the non-revolving term loan portion was C$3,960,000 and C$4,400,000 at December 31, 2001 and 2000, respectively. This credit facility contains covenants which, among other things, requires Bucyrus Canada Limited to maintain a minimum current ratio and tangible net worth. At December 31, 2001, Bucyrus Canada Limited was in compliance with these covenants.

         Maturities of long-term debt after giving effect to the new Loan and Security Agreement are as follows for each of the next five years:

                                       (Dollars in Thousands)

                      2002                    $    732
                      2003                      69,453
                      2004                       2,079
                      2005                         195
                      2006                         149

         At December 31, 2001, the Senior Notes were bid at 30%. Based on this information, management believes the fair value of the Senior Notes is approximately $45,000,000.

NOTE G - COMMON SHAREHOLDERS' INVESTMENT

         In 2001, Holdings made capital contributions to the Company in the amount of $1,093,000 of cash and $2,171,000 of accrued interest on Senior Notes owned by Holdings (see Note F).

         In 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan (the "1998 Option Plan") which authorizes the granting of stock options to key employees for up to a total of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Other than the options granted on August 1, 2001, all other options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attains specified EBITDA goals. In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four (4) years subsequent to the date of the grant. Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria, and expire and terminate no later than ten years after the date of grant.

         The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1998 Option Plan:

                                              Options    Available For
                                            Outstanding  Future Grants

         Balances at January 1, 1999          176,067        23,933

         Granted on June 23, 1999
          ($100 per share)                      3,750        (3,750)
         Granted on September 1, 1999
          ($100 per share)                      4,927        (4,927)
         Options forfeited
          ($100 per share)                   (106,444)      106,444
                                             ________      ________

         Balances at December 31, 1999         78,300       121,700

         Options forfeited ($100 per share)   (19,950)       19,950
                                             ________      ________

         Balances at December 31, 2000         58,350       141,650

         Options forfeited                     (1,750)        1,750
          ($100 per share)
         Granted on August 1, 2001
          ($1 per share)                      143,400      (143,400)
                                             ________      ________

         Balances at December 31, 2001        200,000             0


         At December 31, 2001, none of the options outstanding were vested. The options had a weighted average remaining contractual life of
         8.6 years.

         The Company accounted for the 1998 Option Plan in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for this plan been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:

                                      Years Ended December 31,
                                 2001            2000          1999
                                         (Dollars in Thousands,
                                        Except Per Share Amounts)
         Net loss:
             As reported       $(10,463)       $(32,797)     $(22,575)
             Pro forma          (10,721)        (32,957)      (22,753)

         Net loss per share
          of common stock
          (basic and diluted):
             As reported          (7.29)         (22.76)       (15.65)
             Pro forma            (7.47)         (22.87)       (15.77)

         The weighted average grant date fair value of stock options granted in 2001 and 1999 under the 1998 Option Plan was $.80 and $75 per option, respectively. No options were granted in 2000. The fair value of grants was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

                                          1998 Option Plan
                                         2001         1999

         Risk-free interest rate           4.7%         5.8%
         Expected dividend yield             0%           0%
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

         Loss before income taxes consists of the following:

                                      Years Ended December 31,
                                 2001           2000        1999
                                        (Dollars in Thousands)

         United States         $(12,719)      $(34,193)   $(23,730)
         Foreign                  5,666          4,461       3,534
                               ________       ________    ________

         Total                 $ (7,053)      $(29,732)   $(20,196)


         The provision for income tax expense consists of the following:

                                      Years Ended December 31,
                                 2001           2000          1999
                                        (Dollars in Thousands)

         Foreign income taxes:
          Current              $  2,581       $  2,433      $  2,369
          Deferred                  737             33          (113)
                               ________       ________      ________

          Total                   3,318          2,466         2,256
                               ________       ________      ________
         Federal income taxes:
          Current                     -            424             -
          Deferred                    -              -             -
                               ________       ________      ________

          Total                       -            424             -
                               ________       ________      ________
         Other (state and
          local taxes):
           Current                   92            175           123
           Deferred                   -              -             -
                               ________       ________      ________

          Total                      92            175           123
                               ________       ________      ________
         Total income
          tax expense          $  3,410       $  3,065      $  2,379


         Total income tax expense differs from amounts expected by applying the federal statutory income tax rate to loss before income taxes as set forth in the following table:




                                                          Years Ended December 31,
                                              2001                    2000                    1999
                                         Tax                     Tax                     Tax
                                       Expense                 Expense                 Expense
                                      (Benefit)  Percent      (Benefit)  Percent      (Benefit)  Percent
                                                               (Dollars in Thousands)
Tax expense (benefit) at federal
 statutory rate                       $ (2,469)   (35.0)%     $(10,406)   (35.0)%     $ (7,069)   (35.0)%
Valuation allowance adjustments          2,750     39.0          9,828     33.0          5,450     27.0
Impact of foreign subsidiary income,
 tax rates and tax credits               2,902     41.1          2,201      7.4          2,865     14.2
State income taxes net of federal
 income tax benefit                         60       .9            114       .4            256      1.3
Nondeductible goodwill amortization        757     10.7            824      2.8            875      4.3
Extraterritorial income exclusion         (560)    (7.9)             -        -              -        -
Other items                                (30)     (.5)           504      1.7              2        -
                                      ________   ______       ________   ______       ________   ______

Total income tax expense              $  3,410     48.3       $  3,065     10.3%      $  2,379     11.8%



       Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                                 December 31,
                                             2001           2000
                                              (Dollars in Thousands)
         Deferred tax assets:
          Postretirement benefits          $  5,785       $  6,004
          Inventory valuation
           provisions                         6,181          6,844
          Accrued and other
           liabilities                        4,500          5,960
          Research and development
           expenditures                       3,413          4,591
          Tax loss carryforward              27,176         27,765
          Tax credit carryforward               900            903
          Other items                           727            780
                                           ________       ________

          Total deferred tax assets          48,682         52,847

         Deferred tax liabilities:
          Excess of book basis over
           tax basis of property,
           plant and equipment and
           intangible assets                (33,460)       (36,639)

         Valuation allowance                (13,599)       (13,848)
                                           ________       ________

         Net deferred tax asset            $  1,623       $  2,360


         The classification of the net deferred tax assets and liabilities is as follows:

                                                 December 31,
                                             2001           2000
                                             (Dollars in Thousands)

         Current deferred tax asset        $  1,429       $  1,346
         Long-term deferred tax asset           863          1,371
         Current deferred tax liability        (279)          (121)
         Long-term deferred tax
          liability                            (390)          (236)
                                           ________       ________

         Net deferred tax asset            $  1,623       $  2,360


         Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In 2001, the valuation allowance decreased by $249,000 to offset a decrease in net deferred tax assets for which no tax benefit was previously recognized.

         During 2000, Holdings elected to be treated as a corporation for income tax purposes. As a result, the Company, along with its domestic subsidiaries, and Holdings began filing consolidated federal income tax returns. The consolidated tax liability of the affiliated group was allocated based on each company's positive contribution to consolidated federal taxable income.

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

         As of December 31, 2001, the Company has available approximately $66,300,000 of federal NOL's from the years 1990 through 1999 and 2001, expiring in the years 2005 through 2019 and 2021, respectively, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by Holdings and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of
         Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 2002 is approximately $40,900,000.

         As of December 31, 2001, the Company also has a total federal AMT credit carryforward of $900,000 of which $479,000 arose prior to the effective date of the Amended Plan and will not be usable until the year 2010.

         The Company also has a significant amount of state NOL's (which expire in the years 2002 through 2014 and 2016) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL's will be limited to approximately $69,000,000.

         Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $12,900,000 at December 31, 2001. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

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

         The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 2001 and 2000:

                                          Years Ended December 31,
                                           2001              2000
                                            (Dollars in Thousands)
         Change in projected benefit
          obligation:
           Projected benefit obligation
            at beginning of year         $ 71,912          $ 69,573
           Service cost                     1,439             1,590
           Interest cost                    5,270             5,274
           Amendments                       3,551               (70)
           Actuarial loss                   2,020               828
           Benefits paid                   (6,230)           (5,283)
                                         ________          ________
           Projected benefit obligation
            at end of year                 77,962            71,912
                                         ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year           69,896            78,174
           Actual loss on
            plan assets                    (4,993)           (4,101)
           Employer contributions           1,178             1,106
           Benefits paid                   (6,230)           (5,283)
                                         ________          ________
           Fair value of plan assets
            at end of year                 59,851            69,896
                                         ________          ________

         Net amount recognized:
           Funded status                  (18,111)           (2,016)
           Unrecognized prior
            service cost                    2,571            (1,131)
           Unrecognized net
            actuarial loss                 17,413             4,178
                                         ________          ________

           Net amount recognized         $  1,873          $  1,031


         Amounts recognized in
          consolidated balance
          sheets:
            Long-term prepaid benefit
             costs                       $  5,289       $  4,960
            Accrued benefit
             liabilities                  (22,212)        (3,929)
            Intangible asset                3,551              -
            Accumulated other
             comprehensive loss            15,245              -
                                         ________       ________

           Net amount recognized         $  1,873       $  1,031


         Weighted-average assumptions
          at end of year:
            Discount rate                    7.25%          7.75%
            Expected return on
             plan assets                        9%             9%
            Rate of compensation
             increase                         4.5%           4.5%


                                         Years Ended December 31,
                                   2001           2000          1999
                                          (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
           Service cost          $  1,439       $  1,590      $  2,112
           Interest cost            5,270          5,274         5,120
           Expected return
            on plan assets         (6,090)        (6,847)       (6,127)
           Amortization of
            prior service cost        (86)           (91)            -
           Recognized net
            actuarial
            loss                        -             24           100
                                 ________       ________      ________
           Total benefit
            cost (credit)        $    533       $    (50)     $  1,205


         The Company was required to record an additional minimum pension liability of $18,796,000 at December 31, 2001. This liability represented the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability was offset by an intangible asset of $3,551,000, which was equal to the previously unrecognized prior service cost. The remaining amount of $15,245,000 was recorded as a component of Accumulated Other Comprehensive Loss in Common Shareholders' Investment. At December 31, 2001, a long-term pension liability of $21,520,000, including the minimum liability, was included in Deferred Expenses and Other in the Consolidated Balance Sheet.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $77,962,000, $76,773,000 and $59,851,000, respectively, at December 31, 2001.
         These amounts were $27,132,000, $25,383,000 and $21,914,000, respectively, at December 31, 2000.

         The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $743,000, $848,000, and $939,000 in 2001, 2000 and 1999, respectively.

NOTE J - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company.

         The following tables set forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 2001 and 2000:

                                          Years Ended December 31,
                                           2001              2000
                                            (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year            $ 13,031          $ 14,410
           Service cost                       409               420
           Interest cost                      929               970
           Plan participants'
            contributions                      95                74
           Net actuarial (gain) loss        3,368            (1,486)
           Benefits paid                   (1,805)           (1,357)
                                         ________          ________
           Benefit obligation
            at end of year                 16,027            13,031
                                         ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year                -                 -
           Employer contributions           1,710             1,283
          Plan participants'
            contributions                      95                74
           Benefits paid                   (1,805)           (1,357)
                                         ________          ________
           Fair value of plan assets
            at end of year                      -                 -
                                         ________          ________
         Net amount recognized:
           Funded status                  (16,027)          (13,031)
           Unrecognized net
            actuarial (gain) loss           3,359                (9)
           Unrecognized prior
            service cost                   (2,219)           (2,440)
                                         ________          ________

           Net amount recognized         $(14,887)         $(15,480)

         Amounts recognized in
          consolidated balance
          sheets:
           Accrued benefit liability     $  1,610          $  1,611
           Long-term benefit liability     13,277            13,869
                                         ________          ________

           Net amount recognized         $ 14,887          $ 15,480

         Weighted-average assumptions
          at end of year:
           Discount rate                  7.25%              7.75%
           Expected return on
            plan assets                    N/A                N/A
           Rate of compensation
            increase                       N/A                N/A

         For measurement purposes, a 10% gross health care trend rate was used for benefits for 2002. Trend rates were assumed to decrease gradually to 5% in 2007 and remain at that level thereafter.

                                      Years Ended December 31,
                                 2001           2000          1999
                                        (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
            Service cost       $    409       $    420      $    457
            Interest cost           929            970         1,049
            Recognized net
             actuarial
             loss                     -              -            71
            Amortization
             of prior
             service cost          (221)          (221)         (203)
                               ________       ________      ________
            Net periodic
             benefit cost      $  1,117       $  1,169      $  1,374


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                          One Percentage One Percentage
                                          Point Increase Point Decrease
                                              (Dollars in Thousands)

         Effect on total of service
          and interest cost components        $  114         $  (99)

         Effect on postretirement
          benefit obligation                   1,180         (1,042)

NOTE K - RESEARCH AND DEVELOPMENT

         Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5,900,000 in 2001, $7,299,000 in 2000 and
         $7,646,000 in 1999. All engineering and product development costs are charged to engineering and field service expense as incurred.

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

                                        Years Ended December 31,
                                  2001           2000          1999
                                        (Dollars in Thousands,
                                       Except Per Share Amounts)
         Basic and Diluted

          Net loss             $  (10,463)    $  (32,797)   $  (22,575)


          Weighted
           average shares
           outstanding          1,435,600      1,441,158     1,442,466


          Net loss
           per share           $    (7.29)    $   (22.76)   $   (15.65)


NOTE M - SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company designs, manufactures and markets large excavation machinery used for surface mining and supplies replacement parts and services for such machines. The Company manufactures its machines and replacement parts primarily at one location. There is no significant difference in the production process for machines and replacement parts. The Company's products are sold primarily to large companies and quasi-governmental entities engaged in the mining of coal, iron ore, oil sands and copper throughout the world. New equipment and replacement parts and services are sold in North America primarily by Company personnel and through independent distributors and its domestic subsidiaries, and overseas by Company personnel and through independent distributors and the Company's foreign subsidiaries and offices.

         Due to the relatively low number of new machines sold each year, the profitability of each machine sale is evaluated on an order by order basis with specific margin goals being established prior to the sale of the machine. Historically, there has been very little variance between the estimated margin on a machine sale and the actual margin achieved. The sales of replacement parts and services occur on a consistent basis throughout the year. The gross margins on replacement parts and service sales are regularly reviewed by the Company's chief operating decision maker to assess performance. Over the past several years, the sale of replacement parts and services has accounted for approximately 70% of the Company's annual net sales. Operating expenses and assets are managed on a macro basis and are not allocated to machines or replacement parts and services as part of performance assessment.

         Based on the above, the Company's operations are classified as one operating segment.

         The following table summarizes the Company's net sales:

                                       Years Ended December 31,
                                  2001          2000           1999
                                         (Dollars in Thousands)

         Machines               $ 64,552      $ 68,925       $114,207
         Parts and services      226,024       211,518        204,428
                                ________      ________       ________

                                $290,576      $280,443       $318,635


         Financial information by geographical area is set forth in the following table. Each geographic area represents the origin of the financial information.

                                       Sales to
                                       External      Long-Lived
                                       Customers       Assets
                                           (Dollars in Thousands)
         2001

          United States                $153,805       $ 66,075
          Australia                      35,870            269
          South America                  49,132          5,334
          Canada                         30,910          4,719
          Other Foreign                  20,859            806
                                       ________       ________

                                       $290,576       $ 77,203


         2000

          United States                $151,841       $ 73,390
          Australia                      33,598            342
          South America                  44,257          5,780
          Canada                         26,459          5,245
          Other Foreign                  24,288          1,796
                                       ________       ________

                                       $280,443       $ 86,553


         1999

          United States                $166,585     $   81,099
          Australia                      66,496          1,122
          South America                  35,837          6,177
          Canada                         16,055          5,554
          Other Foreign                  33,662          1,853
                                       ________       ________

                                       $318,635       $ 95,805


         The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2001, 2000 and 1999, one customer accounted for approximately 11%, 11% and 16%, respectively, of the Company's consolidated net sales.

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

         Asbestos Liability

         The Company has been named as a co-defendant in 275 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

         Other Litigation

         The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

         Commitments

         The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $3,616,000 in 2001, $4,170,000 in 2000 and $6,244,000 in 1999.
         Future minimum annual payments under noncancellable agreements, including the sale and leaseback agreement (see Note R), are as follows:

                                   (Dollars in Thousands)

                 2002                     $  6,193
                 2003                        5,542
                 2004                        4,399
                 2005                        3,122
                 2006                        1,641
                 After 2006                 18,527
                                          ________

                                          $ 39,424


         Management Services Agreement

         American Industrial Partners ("AIP") provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company for an annual fee of $1,450,000 and is reimbursed for out-of-pocket expenses. Payment of the annual fee is currently being deferred and is subordinated in right of payment to the Loan and Security Agreement. At December 31, 2001, $4,364,000 of fees was payable to AIP under this agreement and is included in Deferred Expenses and Other in the Consolidated Balance Sheet.

         AIP has agreed to waive its right to receive interest on unpaid management fees as defined in the current Management Services Agreement through December 31, 2001. If the lenders under the Loan and Security Agreement were to permit retroactive accretion of interest, there may be a retroactive amount due to AIP of $552,000 as of December 31, 2001.

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

NOTE O - QUARTERLY RESULTS - UNAUDITED

         Quarterly results are as follows:

                                 Quarters Ended at End of
                         March       June      September   December
                                    (Dollars in Thousands,
                                   Except Per Share Amounts)
Net sales:
 2001                  $ 64,702    $ 67,646    $ 82,219    $ 76,009
 2000                    65,992      67,481      69,260      77,710
 1999                    74,610      90,549      75,977      77,499

Gross profit:
 2001                  $ 12,003    $  9,571    $ 13,540    $ 11,671
 2000                     8,009       5,913      14,880      12,507
 1999                    14,251      16,986      14,077       5,998

Net earnings (loss):
 2001(1)               $ (4,605)   $ (6,021)   $ (3,438)   $  3,601
 2000(2)                (11,496)    (11,849)     (3,585)     (5,867)
 1999(3)                 (2,096)       (756)     (2,798)    (16,925)

Basic and diluted
 net earnings (loss)
 per common share:
 2001                  $  (3.21)   $  (4.19)   $  (2.39)   $   2.50
 2000                     (7.97)      (8.22)      (2.49)      (4.07)
 1999                     (1.45)       (.52)      (1.94)     (11.74)

Weighted average shares
 outstanding - basic and
 diluted (in thousands):
 2001                     1,436       1,436       1,436       1,436
 2000                     1,442       1,442       1,442       1,442
 1999                     1,442       1,442       1,442       1,443

       (1) Included in net earnings for the fourth quarter of 2001 was $8,704,000 as a result of the sale of shares in The Principal Financial Group (see Note Q).

       (2) Included in the net loss for the first quarter of 2000 was $2,695,000 of restructuring charges. The net loss for the third quarter of 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues.

       (3) Included in the net loss for the fourth quarter of 1999 was a fixed asset impairment charge of $4,372,000 at the manufacturing facility in Boonville, Indiana.

NOTE P - RESTRUCTURING

         Due to a reduction in new orders, the Company has reduced a portion of its manufacturing production workforce through layoffs and also reduced the number of its salaried employees. These activities resulted in restructuring charges of $899,000, $2,689,000 and $1,212,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Statement of Operations. Substantially all of these restructuring charges were paid as of December 31, 2001.

NOTE Q - OTHER INCOME

         The Company, as a policyholder, received an allocation of 369,918 shares as a result of the demutualization of The Principal Financial Group. Net proceeds from the sale of these shares by the Company were $8,704,000 and is recognized as Other Income in the Consolidated Statement of Operations for the year ended December 31, 2001. Of the net proceeds $2,974,000 was received on January 2, 2002 for shares sold in 2001 and is included in Receivables in the Consolidated Balance Sheet at December 31, 2001.

NOTE R - SUBSEQUENT EVENT - SALE AND LEASEBACK

         On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of its land and buildings in South Milwaukee, Wisconsin. The term of this operating lease is twenty years with options for renewals. Net proceeds received from this transaction were $7,157,000 less $500,000 required as a security deposit.

NOTE S - SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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



                              Bucyrus International, Inc. and Subsidiaries
                            Consolidating Condensed Statements of Operations
                                  For the Year Ended December 31, 2001
                                         (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total

Revenues:
  Net sales                 $151,036     $ 51,080       $144,616      $(56,156)     $290,576
  Other income                12,757           51            851        (4,517)        9,142
                            ________     ________       ________      ________      ________

                             163,793       51,131        145,467       (60,673)      299,718
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold      130,495       49,354        120,023       (56,081)      243,791
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                  24,511          937         16,647             -        42,095
  Interest expense            20,697        1,679          3,026        (4,517)       20,885
                            ________     ________       ________      ________      ________

                             175,703       51,970        139,696       (60,598)      306,771
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries  (11,910)        (839)         5,771           (75)       (7,053)
Income taxes                     511           23          2,876             -         3,410
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries  (12,421)        (862)         2,895           (75)      (10,463)

Equity in net earnings of
  consolidated subsidiaries    2,033            -              -        (2,033)            -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $(10,388)    $   (862)      $  2,895      $ (2,108)     $(10,463)



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



                                 Bucyrus International, Inc. and Subsidiaries
                                   Consolidating Condensed Balance Sheets
                                             December 31, 2001
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     28       $  7,190      $       -     $  7,218
  Receivables                   24,407        7,146         24,001              -       55,554
  Intercompany receivables      79,336        1,127         12,529        (92,992)           -
  Inventories                   53,365        9,025         43,237         (3,619)     102,008
  Prepaid expenses and
    other current assets           542          282          5,003              -        5,827
                              ________     ________       ________      _________     ________

    Total Current Assets       157,650       17,608         91,960        (96,611)     170,607

OTHER ASSETS:
  Restricted funds on deposit       42            -            540              -          582
  Goodwill                      55,660            -              -              -       55,660
  Intangible assets - net       39,601            -              -              -       39,601
  Other assets                  10,203            -          1,889              -       12,092
  Investment in subsidiaries     7,103            -              -         (7,103)           -
                              ________     ________       ________      _________     ________

                               112,609            -          2,429         (7,103)     107,935

PROPERTY, PLANT AND
 EQUIPMENT - net                60,172        5,904         11,127              -       77,203
                              ________     ________       ________      _________     ________

                              $330,431     $ 23,512       $105,516      $(103,714)    $355,745


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 30,732     $  2,533       $ 14,730      $    (235)    $ 47,760
  Intercompany payables             44       27,771         60,532        (88,347)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,800          522          2,686              -        6,008
  Income taxes                     234           29            942              -        1,205
  Short-term obligations             -            -            566              -          566
  Current maturities of
    long-term debt                 237            8            487              -          732
                              ________     ________       ________      _________     ________

  Total Current Liabilities     34,047       30,863         79,943        (88,582)      56,271

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,863            -            414              -       13,277
  Deferred expenses,
    pension and other           32,032          249          1,494              -       33,775
  Interest payable to
    Holdings                    11,062            -              -              -       11,062
                              ________     ________       ________      _________     ________

                                57,957          249          1,908              -       60,114

LONG-TERM DEBT, less
  current maturities           213,226          352          8,610              -      222,188

COMMON SHAREHOLDERS'
  INVESTMENT                    25,201       (7,952)        15,055        (15,132)      17,172
                              ________     ________       ________      _________     ________

                              $330,431     $ 23,512       $105,516      $(103,714)    $355,745




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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses        $ 38,011     $  2,430       $ 17,343      $    (256)    $ 57,528
  Intercompany payables        1,456       25,665         58,370        (85,491)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties             3,483          623          1,353              -        5,459
  Income taxes                   158          128          1,391              -        1,677
  Short-term obligations          52            -            243              -          295
  Current maturities of
    long-term debt               317            -          6,246              -        6,563
                            ________     ________       ________      _________     ________

  Total Current Liabilities   43,477       28,846         84,946        (85,747)      71,522

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties             2,412            -              -              -        2,412
  Postretirement benefits     13,409            -            460              -       13,869
  Deferred expenses,
    pension and other          9,563          253            559              -       10,375
  Interest payable to
    Holdings                   5,859            -              -              -        5,859
                            ________     ________       ________      _________     ________

                              31,243          253          1,019              -       32,515

LONG-TERM DEBT, less
  current maturities         214,832            -          2,981              -      217,813

COMMON SHAREHOLDERS'
  INVESTMENT                  53,532       (7,090)        19,825        (20,351)      45,916
                            ________     ________       ________      _________     ________

                            $343,084     $ 22,009       $108,771      $(106,098)    $367,766




                               Bucyrus International, Inc. and Subsidiaries
                            Consolidating Condensed Statements of Cash Flows
                                  For the Year Ended December 31, 2001
                                         (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities    $ (3,626)    $    600       $  1,717      $      -      $ (1,309)
                            ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease (increase)in
  restricted funds on deposit    308            -           (340)            -           (32)
Proceeds from sale of
  The Principal Financial
  Group shares                 5,730            -              -             -         5,730
Purchases of property,
  plant and equipment         (1,990)        (968)        (1,169)            -        (4,127)
Proceeds from sale of
  property, plant and
  equipment                       23            -            513             -           536
Dividends paid to parent         200            -           (200)            -             -
                            ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities     4,271         (968)        (1,196)            -         2,107
                            ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Proceeds from (repayments
  of) revolving credit
  facilities                  (1,350)           -            298             -        (1,052)
Net (increase) decrease
  in other bank borrowings       (52)           -            323             -           271
Proceeds from issuance of
  long-term debt                   -          360            877             -         1,237
Payment of long-term debt       (336)           -         (1,305)            -        (1,641)
Capital contribution from
  Holdings                     1,093            -              -             -         1,093
                            ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities      (645)         360            193             -           (92)
                            ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                  -            -           (436)            -          (436)
                            ________     ________       ________      ________      ________
Net increase (decrease) in
  cash and cash equivalents        -           (8)           278             -           270
Cash and cash equivalents
  at beginning of year             -           36          6,912             -         6,948
                            ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year            $      -     $     28       $  7,190      $      -      $  7,218





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

Cash Flows From Financing
Activities
Net proceeds from revolving
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

Cash Flows From Financing
Activities
Net proceeds from revolving
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




                                                  ANDERSEN



Report of Independent Public Accountants



To the Board of Directors and Shareholders of Bucyrus International, Inc.:

We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. (Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive loss, common shareholders' investment and cash flows for the three years ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule for the three years ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/Arthur Andersen LLP
ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 8, 2002 (except with respect to the matter discussed in Note F, as to which the date is March 7, 2002.)




                             Bucyrus International, Inc. and Subsidiaries
                     Schedule II - Valuation and Qualifying Accounts and Reserves
                         For the Years Ended December 31, 2001, 2000 and 1999
                                        (Dollars in Thousands)
                                                          Charges
                                           Balance At    (Credits)       (Charges)    Balance At
                                           Beginning      To Costs        Credits        End
                                           Of Period    And Expenses  To Reserves(1)  Of Period
Allowance for possible losses:

Year ended December 31, 2001:
  Notes and accounts receivable - current   $1,159         $   14         $  (39)      $1,134

Year ended December 31, 2000:
  Notes and accounts receivable - current   $1,090         $    3         $   66       $1,159

Year ended December 31, 1999:
  Notes and accounts receivable - current   $  918         $   95         $   77       $1,090


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

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    66        Mr. Bingham is a director, the
                                President, Treasurer and Assistant
                                Secretary of American Industrial
                                Partners Corporation.  He co-founded
                                American Industrial Partners and has
                                been a director and officer of the firm
                                since 1989.  Mr. Bingham is also a
                                director of Great Lakes Carbon
                                Corporation, Stanadyne Automotive and
                                Sweetheart Holdings.  He formerly
                                served on the boards of Avis, Inc., ITT
                                Life Insurance Corporation and Valero
                                Energy Corporation.  Mr. Bingham has
                                been a director of the Company since
                                September 1997.

Wayne T. Ewing        68        Mr. Ewing is a coal industry management
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

Willard R. Hildebrand 62        Mr. Hildebrand was President and Chief
                                Executive Officer of the Company from
                                March 11, 1996 to December 14, 1998
                                upon which he became a non-executive
                                vice chairman of the Company's Board
                                until March 11, 2000.  Mr. Hildebrand
                                was President and Chief Executive
                                Officer of Great Dane Trailers, Inc. (a
                                privately held manufacturer of a
                                variety of truck trailers) from 1991 to
                                1996.  Prior to 1991, Mr. Hildebrand
                                held a variety of sales and marketing
                                positions with Fiat-Allis North
                                America, Inc. and was President and
                                Chief Operating Officer from 1985 to
                                1991.  Mr. Hildebrand is currently a
                                director of Qualitor, Inc.
                                Mr. Hildebrand has been a director of
                                the Company since March 1996.

Kim A. Marvin         40        Mr. Marvin is a Managing Director of
                                American Industrial Partners
                                Corporation.  Mr. Marvin joined
                                American Industrial Partners in 1997
                                from the Mergers & Acquisitions
                                Department of Goldman, Sachs & Co.
                                where he had been employed since 1994.
                                Mr. Marvin is also a director of
                                Consoltex Group, Great Lakes Carbon
                                Corporation, Stanadyne Corporation and
                                Sweetheart Holdings. Mr. Marvin has
                                been a director of the Company since
                                September 1997.

Robert L. Purdum      66        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Berlitz International, Inc.  Mr. Purdum
                                has been a director of the Company
                                since November 1997.

Theodore C. Rogers    67        Mr. Rogers has served as Chief
                                Executive Officer of the Company since
                                December 23, 1999.  Mr. Rogers also
                                served as President of the Company from
                                December 1999 to August 2000. Mr.Rogers
                                is a director, the Chairman of the
                                Board and the Secretary of American
                                Industrial Partners Corporation.  He
                                co-founded American Industrial Partners
                                and has been a director and officer of
                                the firm since 1989.  He is also a
                                director of  Great Lakes Carbon
                                Corporation and Stanadyne Automotive.
                                Mr. Rogers has been a director of the
                                Company since November 1997.

Timothy W. Sullivan   48        Mr. Sullivan has served as President
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

   Name                      Age, Position and Background

Theodore C. Rogers    Mr. Rogers, age 67, has served as Chief Executive
                      Officer since December 23, 1999. Mr. Rogers also served as President from December 1999 to August
                      2000.  Mr. Rogers co-founded American Industrial
                      Partners and has been an officer and director of the firm since 1989. Mr. Rogers was President, Chairman, Chief Executive Officer and Chief
                      Operating Officer of NL Industries. Mr. Rogers has been a director of the Company since November 1997.

John F. Bosbous       Mr. Bosbous, age 49, has served as Treasurer since
                      March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1998.

Frank P. Bruno        Mr. Bruno, age 65, has served as Vice President -
                      Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human
                      Resources and Administration with Eagle Industries,
                      Inc.

Craig R. Mackus       Mr. Mackus, age 50, has served as Secretary since
                      May 1996 and as Controller since February 1988.
                      Mr. Mackus was Division Controller and Assistant
                      Corporate Controller from 1985 to 1988, Manager of
                      Corporate Accounting from 1981 to 1982 and 1984 to
                      1985, and Assistant Corporate Controller of Western
                      Gear Corporation from 1982 to 1984.

Thomas B. Phillips    Mr. Phillips, age 56, has served as Executive Vice
                      President since August 2000. Mr. Phillips rejoined the Company on January 10, 2000 as Vice President-
                      Operations.  From September, 1999 through January,
                      2000 Mr. Phillips served as a Consultant and Assistant to the President at United Container
                      Machinery, Inc.  From 1983 through 1999 Mr.
                      Phillips held various positions with the Company;
                      Executive Vice President - Operations from June
                      1998 through April 1999, Vice President - Materials from March 1996 to June 1998, Director of Materials from 1986 to 1996, Manufacturing Manager from June
                      1986 to October 1986 and Materials Manager from
                      1983 to 1986.

Timothy W. Sullivan   Mr. Sullivan, age 48, has served as President and
                      Chief Operating Officer of the Company since August
                      2000.  Mr. Sullivan rejoined the Company on January
                      17, 2000 as Executive Vice President.  From January
                      1999 through December 1999 Mr. Sullivan served as
                      President and Chief Executive Officer of United
                      Container Machinery, Inc.  From 1986 through 1998
                      Mr. Sullivan held various positions with the Company; Executive Vice President - Marketing from
                      June 1998 through December 1998, Vice President
                      Marketing and Sales from April 1995 through May
                      1998, Director of Business Development in 1994,
                      Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric
                      Mining Shovels and International Sales from 1986 to
                      1990. Mr. Sullivan has been a director of the Company since August 2000.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

   Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held, and Mr. Ewing who is paid an annual fee of $25,000. Directors are reimbursed for out-of-pocket expenses.

Summary Compensation Table

   The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 2001 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 2001. The persons named in the table are sometimes referred to herein as the "named executive officers".




                                                                Long-Term
                                             Annual            Compensation
                                        Compensation(1)           Awards
                                                                Securities       All Other
      Name and                                                  Underlying      Compensation
 Principal Position          Year    Salary($)     Bonus($)     Options(#)         ($)(2)
Theodore C. Rogers (3)       2001            -            -            -                 -
 Chief Executive Officer     2000            -            -            -                 -
                             1999            -            -            -                 -

Frank P. Bruno               2001    $ 138,150     $ 39,690       11,974         $   5,721
 Vice President-             2000      133,602       26,578            -             4,651
 Human Resources             1999      128,694            -            -             5,015

Craig R. Mackus              2001      154,728       44,580       13,408             5,666
 Secretary and               2000      148,902       29,768            -             4,905
 Controller                  1999      145,011            -            -             5,440

Thomas B. Phillips(4)        2001      207,004       85,862       35,850             6,546
 Executive Vice              2000      185,001       56,250            -            94,653
 President                   1999       80,770            -            -            98,001

Timothy W. Sullivan(5)       2001      329,169      240,000       71,700             6,060
 President and Chief         2000      259,126      200,000            -           120,234
 Operating Officer           1999       13,522            -            -                78

_______________
(1)  Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
(2)  "All Other Compensation" includes the following:  (i) the employer match under the Company's 401(k) savings plan for 2001, 2000 and 1999, respectively:  Mr. Bruno ($4,575, $3,990 and $4,219), Mr. Mackus ($5,250,
     $4,467 and $4,866), Mr. Phillips ($5,250, $5,250 and $5,000), and Mr. Sullivan ($5,250, $5,250 and $0); (ii)
     imputed income from life insurance for 2001, 2000 and 1999, respectively:  Mr. Bruno ($1,146, $661 and
     $796), Mr. Mackus ($416, $438 and $574), Mr. Phillips ($1,296, $1,374 and $1,126) and Mr. Sullivan ($810,
     $742 and $78); (iii) relocation allowance paid to Mr. Sullivan for 2000 ($114,242); (iv) supplemental pension payment to Mr. Phillips for 2000 ($85,000) and severance of $3,029 paid before his return to the
     Company in January 2000; severance payment to Mr. Phillips in 1999 ($91,875).
(3)  Mr. Rogers became the Chief Executive Officer on December 23, 1999.  No compensation has been paid to
     Mr. Rogers during his tenure as Chief Executive Officer.
(4)  Mr. Phillips was Executive Vice President - Operations during a portion of 1999.  He rejoined the Company in
     January 2000.
(5)  Mr. Sullivan was Executive Vice President - Marketing and had resigned from the Company in 1999.  He rejoined the Company in January 2000.




1998 Management Stock Option Plan

   On March 17, 1998, the Board adopted the 1998 Management Stock Option
Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Other than options granted on August 1, 2001, all other options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year. In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the 1998 Option Plan. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four (4) years subsequent to the date of the grang. None of the options granted under the 1998 Option Plan have vested as of the date of this report.

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




Option Grants Table

   The following table sets forth information concerning the grant of stock options under the Company's
1998 Option Plan during 2001 to the named executive officers.

                                                                    Potential Realizable
                                                                      Value at Assumed
                Number of   Percent of                              Annual Rates of Stock
               Securities      Total                                 Price Appreciation
               Underlying     Options                                for Ten Year Option
                 Options    Granted to    Exercise or                      Term(3)
                 Granted   Employees in   Base Price   Expiration
Name              (#)         2001(1)    ($/share)(2)     Date          5%        10%

F. P. Bruno      11,974         8.4          $1.00      08/01/11    $  7,531   $ 19,084

C. R. Mackus     13,408         9.4           1.00      08/01/11       8,432     21,369

T. B. Phillips   35,850        25.0           1.00      08/01/11      22,546     57,136

T. W. Sullivan   71,700        50.0           1.00      08/01/11      45,093    114,272

(1)  A total of 143,400 options were granted to employees under the 1998 Option Plan during 2001.
(2)  The exercise price of each option granted was equal to 100% of the fair value of the Company's common stock on the date of grant.  The fair value was established by the Company's Board of Directors as the price for which the Company will buy or sell its common stock.
(3)  The option values presented were calculated based on a per share price of $1.00 on the date of grant at assumed 5% and 10% annualized rates of appreciation for the term of the grant.  The actual value, if any, that an optionee could realize upon exercise depends on the excess of the market price of the common stock over the option exercise price on the date the option is exercised.  There was no assurance at the time of grant that the actual value which may be realized by an optionee upon the exercise of an option will be at or near the value estimated under the model described above.




Aggregate Option Exercises in 2001 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 2001 and the fiscal year-end value of the unexercised stock options held by such officers.
                                                                        Value of Unexercised
                                            Number of Securities            In-The-Money
                     Shares                Underlying Unexercised         Options at End of
                    Acquired                 Options at End of          Fiscal Year 2001 (1)
                       On      Value        Fiscal Year 2001 (#)                ($)
                    Exercise  Realized
Name                  (#)       ($)     Exercisable   Unexercisable  Exercisable    Unexercisable
T. C. Rogers           0        N/A          0                 0          0                0

F. P. Bruno            0        N/A          0            18,074          0                0

C. R. Mackus           0        N/A          0            20,908          0                0

T. B. Phillips         0        N/A          0            35,850          0                0

T. W. Sullivan         0        N/A          0            71,700          0                0

(1)     Substantially all of the Company's common stock is owned by Holdings and there is no established public trading market therefor.  Under the 1998 Option Plan, the fair value of a share of common stock is established by the board of directors as the price at which the Company will buy or sell its common stock.  The fair value as of December 31, 2001, as so established, was $1 per share, which is equal to or less than the stock option exercise price for all of the options listed in the above table.
        Accordingly, none of the options listed in the above table was "in-the-money" on December 31, 2001.





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

   The years of credited service under the pension plan for each of the named executive officers are as follows: Mr. Bruno (4), Mr. Mackus (22), Mr. Sullivan (22), and Mr. Phillips (25). Mr. Rogers is not a member of the plan.

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

   Executive officers and other Company employees participated in the 2001 Management Incentive Plan. Under the 2001 Management Incentive Plan, the Board established a management incentive budget based on achievement in several critical areas that combine to determine the overall Company performance and in consultation with the CEO, established target incentive bonus percentages of between 10% and 50% of base salary for executive officers (other than the CEO, who is not a participant) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual achievement was less than 80% of budgeted goals, and a maximum bonus of two times the target incentive bonus percentage would be paid if actual achievement was 120% or more of budgeted goals. In 2001, the Company's actual achievement in certain categories did meet or exceed budgeted goals, and bonuses were awarded under this plan.

Chief Executive Officer Compensation

   Mr. Rogers does not receive any compensation directly from the Company.

Internal Revenue Code Section 162(m)

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

                         BOARD OF DIRECTORS OF
                         BUCYRUS INTERNATIONAL, INC.

                         W. Richard Bingham
                         Wayne T. Ewing
                         Willard R. Hildebrand
                         Kim A. Marvin
                         Robert L. Purdum
                         Theodore C. Rogers
                         Timothy W. Sullivan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 26, 2002:

                              Amount and Nature
Name and Address of        of Beneficial Ownership    Percent of Class
 Beneficial Owner               (# of Shares)               Class

Bucyrus Holdings, LLC             1,430,300                 99.6%
One Maritime Plaza
Suite 2525
San Francisco, CA  94111

   The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 26, 2002:

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

(1) Amounts indicated reflect shares as to which the beneficial owner possesses sole voting and dispositive powers.
(2) Asterisk denotes less than 1%.
(3) Messrs. Bingham and Rogers are members of Holdings which is the beneficial owner of 1,430,300 shares of common stock of the Company. Messrs. Marvin and Purdum are managing directors of American Industrial Partners Corporation, Holdings' general partner. Messrs. Bingham, Marvin, Purdum and Rogers each disclaim beneficial ownership of all such shares.


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

   Mr. Hildebrand

   Mr. Hildebrand served as President and Chief Executive Officer of the Company until December 9, 1998 under an employment agreement with the Company dated March 11, 1996, as amended March 5, 1998. Pursuant to Mr. Hildebrand's employment agreement, he remained employed as the Vice Chairman of the Company until the end of the initial term of his employment agreement, which expired on March 11, 2000. The amendment dated March 5, 1998 also required that
Mr. Hildebrand serve as a director of the Company for the duration of his employment under the agreement. Mr. Hildebrand was advised that the Company elected not to renew his employment agreement after the initial term expired on March 11, 2000. Commencing on March 11, 2000, Mr. Hildebrand received severance in the amount of $10,000 per month for a period of one year following a two month notice requirement. In addition, Mr. Hildebrand was entitled to participate in the Company's medical and retirement programs during this period. Under the retirement programs, Mr. Hildebrand is entitled to receive a retirement amount equal to the non-vested accrued portion of the benefit from the Company's salaried employee retirement benefit plan and supplemental retirement benefit plan. In 2001, Mr. Hildebrand received payments totalling $8,315 under these retirement programs.

   As Vice Chairman, Mr. Hildebrand's base salary was $120,000 per year. In addition, pursuant to his employment agreement, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and
(ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the Option Plan.

   Mr. Sullivan

   In August 2000, the Company entered into an agreement with Mr. Sullivan to serve as President of the Company. Simultaneous with that agreement, Mr. Sullivan was elected to the Board of Directors and assumed the additional position as Chief Operating Officer. The agreement provides for a base salary which is subject to increase at the discretion of the Board. Mr. Sullivan is eligible to participate in the 2001 Management Incentive Plan and is the only named executive officer to participate in the Company's Incentive Program for Sales and Marketing Personnel, pursuant to which in Mr. Sullivan's case he will be entitled to receive a bonus based on the outcome of sales of machines and parts. In addition, Mr. Sullivan is entitled to participate in employee and fringe benefit plans that the Company provides to similarly situated management employees.

   Others

   Messrs. Bruno and Mackus each serve under one-year employment agreements with the Company dated December 1, 1997 and May 21, 1997, respectively. Each of these agreements provides for the executive's position and base salary, which is subject to merit increases in accordance with the Company's normal salary merit increase review policy. In addition, the executive is entitled to participate in such employee and fringe benefits plans as the Company provides to other similarly situated management employees. On March 5, 2002, the Company entered into a Termination Benefit Agreement with Mr. Phillips which is intended to provide benefits to the executive only in the event of a change of control or ownership of the Company or any of its subsidiaries prior to December 31, 2005.

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

Management Services Agreement

   American Industrial Partners ("AIP") provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company for an annual fee of $1,450,000 and is reimbursed for out-of-pocket expenses. Payment of the annual fee is currently being deferred and is subordinated in right of payment to the Loan and Security Agreement (and previously the Credit Agreement). At December 31, 2001, $4,364,000 of fees was payable to AIP under this agreement.





                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               Page No.

 (a)  1. FINANCIAL STATEMENTS

         Consolidated Statements of Operations for                  26
         the years ended December 31, 2001, 2000
         and 1999.

         Consolidated Statements of Comprehensive Loss              27
         for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Balance Sheets as of December 31,          28-29
         2001 and 2000.

         Consolidated Statements of Common Shareholders'            30
         Investment for the years ended December 31, 2001
         2000 and 1999.

         Consolidated Statements of Cash Flows for the           31-32
         years ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements              33-66
         for the years ended December 31, 2001, 2000 and 1999.

         Report of Arthur Andersen LLP                              67

      2. FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying                     68
                        Accounts and Reserves

         All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

      3. EXHIBITS

         The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.



                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BUCYRUS INTERNATIONAL, INC.
   (Registrant)

   By   /s/ T. C. Rogers                            March 27, 2002
       Theodore C. Rogers,
       Chief Executive Officer

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

   Signature and Title                                   Date

   /s/ W. Richard Bingham                           March 25, 2002
   W. Richard Bingham, Director

   /s/ Wayne T. Ewing                               March 25, 2002
   Wayne T. Ewing, Director

   /s/ W. R. Hildebrand                             March 25, 2002
   Willard R. Hildebrand, Director

   /s/ Kim A. Marvin                                March 25, 2002
   Kim A. Marvin, Director

   /s/ Robert L. Purdum                             March 25, 2002
   Robert L. Purdum, Director

   /s/ T. C. Rogers                                 March 27, 2002
   Theodore C. Rogers, Director

   /s/ T. W. Sullivan                               March 25, 2002
   Timothy W. Sullivan, Director

   /s/ Craig R. Mackus                              March 25, 2002
   Craig R. Mackus, Secretary
   and Controller
   (Principal Accounting and
   Financial Officer)




               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


   The Registrant does not furnish an annual report or proxy soliciting material to its security holders.





                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      2001 ANNUAL REPORT ON FORM 10-K

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

      (f) Sixth amendment dated        Exhibit 10.1(f)
      September 8, 2000 to Credit      to Registrant's
      Agreement.                       Quarterly Report
                                       on Form 10-Q
                                       filed with the
                                       Commission on
                                       November 6, 2000.

      (g) Seventh amendment dated      Exhibit 10.1(g)
      March 20, 2001 to Credit         to Registrant's
      Agreement.                       Annual Report on
                                       Form 10-K for
                                       the year ended
                                       December 31, 2000.

      (h) Eighth amendment dated                                  X
      January 4, 2002 to Credit
      Agreement.

      (i) Ninth amendment dated                                   X
      January 22, 2002 to Credit
      Agreement.

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

10.4  Employment Agreement             Exhibit 10.27 to
      between Registrant and           Registrant's
      W. R. Hildebrand dated           Annual Report on
      as of March 11, 1996.            Form 10-K for
                                       the year ended
                                       December 31, 1995.

10.5  Employment Agreement             Exhibit 10.17 to
      between Registrant and           Registrant's
      C. R. Mackus dated as of         Quarterly Report
      May 21, 1997.                    on Form 10-Q for
                                       the quarter ended
                                       June 30, 1997.

10.6  Annual Management Incentive      Exhibit 10.14 to
      Plan for 1997, adopted by        Registrant's
      Board of Directors               Annual Report on
      February 5, 1997.                Form 10-K for
                                       the year ended
                                       December 31, 1997.

10.7  Amendment No. 1 dated            Exhibit 10.15 to
      March 5, 1998 to Employment      Registrant's
      Agreement dated March 11,        Annual Report on
      1996 between Registrant          Form 10-K for
      and W. R. Hildebrand.            the year ended
                                       December 31, 1997.

10.8  1998 Management Stock Option     Exhibit 10.17 to
      Plan.                            Registrant's
                                       Annual Report on
                                       Form 10-K for
                                       the year ended
                                       December 31, 1997.

10.9  Employment Agreement             Exhibit 10.18 to
      between Registrant and           Registrant's
      F. P. Bruno dated as of          Annual Report on
      December 1, 1997.                Form 10-K for
                                       the year ended
                                       December 31, 1998.

10.10 Separation Agreement             Exhibit 10.2
      between Registrant               to Registrant's
      and D. J. Smoke dated            Quarterly Report
      July 22, 1999.                   on Form 10-Q
                                       filed with the
                                       Commission on
                                       August 12, 1999.

10.11 Employment Agreement             Exhibit 10.16 to
      between Registrant and           Registrant's
      M. W. Salsieder dated            Annual Report on
      June 23, 1999.                   Form 10-K for
                                       the year ended
                                       December 31, 1999.

10.12 Secured Promissory Note          Exhibit 10.17 to
      between Registrant and           Registrant's
      M. W. Salsieder dated            Annual Report on
      June 23, 1999.                   Form 10-K for
                                       the year ended
                                       December 31, 1999.

10.13 Pledge Agreement                 Exhibit 10.18 to
      between Registrant and           Registrant's
      M. W. Salsieder dated            Annual Report on
      June 23, 1999.                   Form 10-K for
                                       the year ended
                                       December 31, 1999.

10.14 Consulting Agreement             Exhibit 10.19
      between Registrant and           to Registrant's
      Wayne T. Ewing dated             Annual Report on
      February 1, 2000.                Form 10-K for
                                       the year ended
                                       December 31, 1999.

10.15 Letter Agreement                 Exhibit 10.7
      between Registrant and           to Registrant's
      T. W. Sullivan                   Quarterly Report
      dated August 8, 2000.            on Form 10-Q
                                       filed with the
                                       Commission on
                                       August 14, 2000.

10.16 Agreement of Debt                Exhibit 10.21
      Conversion between               to Registrant's
      Registrant and                   Annual Report on
      Bucyrus Holdings, LLC            Form 10-K for
      dated March 22, 2001.            the year ended
                                       December 31, 2000.

10.17 Consulting Agreement             Exhibit 10.8
      between Registrant and           to Registrant's
      Willard R. Hildebrand            Quarterly Report
      dated July 25, 2001.             on Form 10-Q
                                       filed with the
                                       Commission on
                                       November 14, 2001.

10.18 Agreement to Purchase and                                   X
      Sell Industrial Property
      between Registrant and
      InSite Real Estate
      Development, L.L.C.
      dated October 25, 2001.

10.19 Industrial Lease Agreement                                  X
      between Registrant and
      InSite South Milwaukee, L.L.C.
      dated January 4, 2002.

10.20 Termination Benefits Agreement                              X
      between Registrant and
      John F. Bosbous dated
      March 5, 2002.

10.21 Termination Benefits Agreement                              X
      between Registrant and
      Thomas B. Phillips dated
      March 5, 2002.

10.22 Loan and Security Agreement                                 X
      by and among Registrant,
      Minserco, Inc., Boonville
      Mining Services, Inc. and
      GMAC Business Credit, LLC,
      and Bank One, Wisconsin dated
      March 7, 2002.

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

24.1  Powers of Attorney                                          X*

99.1  Letter from Registrant                                      X
      to Securities and
      Exchange Commission
      dated March 27, 2002
      with respect to
      representations
      received from Arthur
      Andersen LLP.



*Included as part of the signature pages to this Annual Report on Form 10-K.