Form 10-Q
period 2002-03-31
BUCYRUS INTERNATIONAL INC
filed 2002-05-15
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

               Class                            Outstanding May 10, 2002

     Common Stock, $.01 par value                      1,435,600




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters ended March 31, 2002 and 2001                        3

           Consolidated Condensed Statements of
           Comprehensive Loss - Quarters ended
           March 31, 2002 and 2001                                       4

           Consolidated Condensed Balance Sheets -
           March 31, 2002 and December 31, 2001                        5-6

           Consolidated Condensed Statements of Cash Flows -
           Quarters ended March 31, 2002 and 2001                        7

           Notes to Consolidated Condensed Financial
           Statements                                                 8-17

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      18-24

PART II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                      25

         Signature Page                                                 26



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarter Ended March 31,
                                        2002            2001
Revenues:
  Net sales                          $   64,430      $   64,702
  Other income                               54             105
                                     __________      __________

                                         64,484          64,807
                                     __________      __________
Costs and Expenses:
  Cost of products sold                  52,171          52,699
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses                9,692          11,192
  Interest expense                        4,599           5,421
                                     __________      __________

                                         66,462          69,312
                                     __________      __________

Loss before income taxes                 (1,978)         (4,505)

Income taxes                                606             100
                                     __________      __________

Net loss                             $   (2,584)     $   (4,605)


Net loss per share
 of common stock:

   Basic                             $    (1.80)     $    (3.21)


   Diluted                           $    (1.80)     $    (3.21)




         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                            COMPREHENSIVE LOSS
                          (Dollars in Thousands)

                                         Quarter Ended March 31,
                                         2002            2001

Net loss                               $ (2,584)       $ (4,605)

Other comprehensive loss -
  foreign currency translation
  adjustments                              (324)         (3,448)
                                       ________        ________

Comprehensive loss                     $ (2,908)       $ (8,053)




         See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,     December 31,                                     March 31,     December 31,
                                  2002            2001                                           2002            2001
                                                              LIABILITIES AND COMMON
ASSETS                                                          SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
 Cash and cash                                                   Accounts payable and
  equivalents                   $  5,331        $  7,218          accrued expenses             $ 52,383        $ 47,760
 Receivables                      49,433          55,554         Liabilities to customers
 Inventories                     110,535         102,008          on uncompleted contracts
 Prepaid expenses and                                             and warranties                  3,679           6,008
  other current assets             8,657           5,827         Income taxes                     1,696           1,205
                                ________        ________         Borrowings under revolving
                                                                  credit facility and
 Total Current Assets            173,956         170,607          other short-term
                                                                  obligations                    66,691             566
OTHER ASSETS:                                                    Current maturities of
 Restricted funds                                                 long-term debt                    669             732
  on deposit                       1,331             582                                       ________        ________
 Goodwill - net                   55,660          55,660
 Intangible assets - net          39,189          39,601         Total Current Liabilities      125,118          56,271
 Other assets                     13,234          12,092
                                ________        ________        LONG-TERM LIABILITIES:
                                                                 Liabilities to customers on
                                 109,414         107,935          uncompleted contracts
                                                                  and warranties                  2,000           2,000
PROPERTY, PLANT AND EQUIPMENT:                                   Postretirement benefits         13,060          13,277
 Cost                            105,057         115,730         Deferred expenses,
 Less accumulated                                                 pension and other              30,037          33,775
  depreciation                   (37,783)        (38,527)        Interest payable to
                                ________        ________          Holdings                       12,905          11,062
                                                                                               ________        ________
                                  67,274          77,203
                                                                                                 58,002          60,114
                                                                LONG-TERM DEBT, less
                                                                 current maturities             153,260         222,188

                                                                COMMON SHAREHOLDERS' INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  shares 1,444,650                   14              14
                                                                 Additional paid-in capital     147,715         147,715
                                                                 Treasury stock -
                                                                  9,050 shares, at cost            (851)           (851)
                                                                 Accumulated deficit            (93,000)        (90,416)
                                                                 Accumulated other
                                                                  comprehensive loss            (39,614)        (39,290)
                                                                                               ________        ________

                                                                                                 14,264          17,172
                              ________          ________                                       ________        ________

                              $350,644          $355,745                                       $350,644        $355,745


                         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                            Quarter Ended March 31,
                                            2002                2001

Net Cash Used In Operating Activities     $ (5,612)           $ (5,536)
                                          ________            ________
Cash Flows From Investing Activities
Increase in restricted funds
  on deposit                                  (749)               (421)
Proceeds from sale of The Principal
  Financial Group shares                     2,974                   -
Purchases of property, plant
  and equipment                             (1,036)               (779)
Net proceeds from sale and leaseback
  transaction                                6,657                   -
Proceeds from sale of property, plant
  and equipment                                 67                 474
                                          ________            ________

Net cash provided by (used in)
  investing activities                       7,913                (726)
                                          ________            ________
Cash Flows From Financing Activities
Net proceeds from (repayments of)
  revolving credit facilities               (2,779)              4,056
Net decrease in long-term debt
  and other bank borrowings                    (87)               (144)
Payment of refinancing expenses             (1,451)                  -
                                          ________            ________

Net cash provided by (used in)
  financing activities                      (4,317)              3,912
                                          ________            ________

Effect of exchange rate changes on cash        129                (406)
                                          ________            ________
Net decrease in cash
  and cash equivalents                      (1,887)             (2,756)
Cash and cash equivalents at
  beginning of period                        7,218               6,948
                                          ________            ________
Cash and cash equivalents at
  end of period                           $  5,331            $  4,192



Supplemental Disclosures of Cash Flow Information

                                            2002                2001
Cash paid (received) during the
 period for:
  Interest                                $  4,429            $  5,486
  Income taxes - net of refunds                254                (279)


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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

3. Inventories consist of the following:

                                      March 31,      December 31,
                                        2002             2001
                                         (Dollars in Thousands)

   Raw materials and parts            $ 16,279         $ 13,646
   Costs relating to
     uncompleted contracts                 252                -
   Work in process                      11,300           12,837
   Finished products (primarily
     replacement parts)                 82,704           75,525
                                      ________         ________

                                      $110,535         $102,008


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

                                              Quarter Ended March 31,
                                              2002              2001
                                           (Dollars in Thousands, Except
                                                Per Share Amounts)
   Basic and Diluted

     Net loss                              $   (2,584)       $   (4,605)


     Weighted average shares outstanding    1,435,600         1,435,600


     Net loss per share                    $    (1.80)       $    (3.21)


5. On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill is no longer subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also no longer amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives continue to be amortized. The Company adopted SFAS 142 on January 1, 2002. For goodwill, the Company must complete Step 1 of the goodwill transition impairment test by June 30, 2002; if the fair value of the Company's reporting units is below the carrying amounts, Step 2 of the goodwill transition impairment test must be completed, and an impairment loss recognized, by December 31, 2002. The adoption of SFAS 142 decreased goodwill amortization expense in the first quarter of 2002 by $540,000 or $.38 per share. The Company has completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and has determined that an impairment charge is not required. Intangible asset amortization expense in the first quarter of 2002 decreased by approximately $121,000 or $.08 per share.

6. On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of its land and buildings in South Milwaukee, Wisconsin. The Company is leasing back the property under an operating lease over a period of twenty years with options for renewals. Net proceeds received from this transaction were $7,157,000 less $500,000 required as a security deposit. No gain or loss was recognized on this transaction.

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



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended March 31, 2002
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                    $ 34,376     $ 12,080       $ 31,777      $(13,803)     $ 64,430
  Other income                    1,569            -            177        (1,692)           54
                               ________     ________       ________      ________      ________

                                 35,945       12,080         31,954       (15,495)       64,484
                               ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold          28,933       11,453         25,588       (13,803)       52,171
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        5,463          465          3,764             -         9,692
  Interest expense                4,610          317          1,364        (1,692)        4,599
                               ________     ________       ________      ________      ________

                                 39,006       12,235         30,716       (15,495)       66,462
                               ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net loss of
  consolidated subsidiaries      (3,061)        (155)         1,238             -        (1,978)
Income taxes (benefit)              184           (1)           423             -           606
                               ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries      (3,245)        (154)           815             -        (2,584)

Equity in net earnings of
  consolidated subsidiaries         661            -              -          (661)            -
                               ________     ________       ________      ________      ________

Net earnings (loss)            $ (2,584)    $   (154)      $    815      $   (661)     $ (2,584)




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



                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           March 31, 2002
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents    $      -     $     28       $  5,303      $       -     $  5,331
  Receivables                    20,188        8,067         21,178              -       49,433
  Intercompany receivables       85,477        1,168         10,689        (97,334)           -
  Inventories                    58,460        9,408         44,045         (1,378)     110,535
  Prepaid expenses and
    other current assets          2,438          811          5,408              -        8,657
                               ________     ________       ________      _________     ________

  Total Current Assets          166,563       19,482         86,623        (98,712)     173,956

OTHER ASSETS:
  Restricted funds on deposit       767            -            564              -        1,331
  Goodwill - net                 55,660            -              -              -       55,660
  Intangible assets - net        39,189            -              -              -       39,189
  Other assets                   11,119            -          2,115              -       13,234
  Investment in subsidiaries      7,122            -              -         (7,122)           -
                               ________     ________       ________      _________     ________

                                113,857            -          2,679         (7,122)     109,414

PROPERTY, PLANT AND
 EQUIPMENT - net                 50,194        6,188         10,892              -       67,274
                               ________     ________       ________      _________     ________

                               $330,614     $ 25,670       $100,194      $(105,834)    $350,644


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 36,024     $  2,779       $ 13,731      $    (151)    $ 52,383
  Intercompany payables               -       30,262         60,828        (91,090)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                1,052            7          2,620              -        3,679
  Income taxes                      263           24          1,409              -        1,696
  Borrowings under revolving
    credit facility and other
    short-term obligations       66,054            -            637              -       66,691
  Current maturities of
    long-term debt                  221            8            440              -          669
                               ________     ________       ________      _________     ________

  Total Current Liabilities     103,614       33,080         79,665        (91,241)     125,118

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                2,000            -              -              -        2,000
  Postretirement benefits        12,655            -            405              -       13,060
  Deferred expenses,
    pension and other            28,021          347          1,669              -       30,037
  Interest payable
    to Holdings                  12,905            -              -              -       12,905
                               ________     ________       ________      _________     ________

                                 55,581          347          2,074              -       58,002

LONG-TERM DEBT, less
  current maturities            150,084          349          2,827              -      153,260

COMMON SHAREHOLDERS'
  INVESTMENT                     21,335       (8,106)        15,628        (14,593)      14,264
                               ________     ________       ________      _________     ________

                               $330,614     $ 25,670       $100,194      $(105,834)    $350,644



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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           $ 30,732     $  2,533       $ 14,730      $    (235)    $ 47,760
  Intercompany payables              44       27,771         60,532        (88,347)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                2,800          522          2,686              -        6,008
  Income taxes                      234           29            942              -        1,205
  Short-term obligations              -            -            566              -          566
  Current maturities of
    long-term debt                  237            8            487              -          732
                               ________     ________       ________      _________     ________

  Total Current Liabilities      34,047       30,863         79,943        (88,582)      56,271

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                2,000            -              -              -        2,000
  Postretirement benefits        12,863            -            414              -       13,277
  Deferred expenses,
    pension and other            32,032          249          1,494              -       33,775
  Interest payable to
    Holdings                     11,062            -              -              -       11,062
                               ________     ________       ________      _________     ________

                                 57,957          249          1,908              -       60,114

LONG-TERM DEBT, less
  current maturities            213,226          352          8,610              -      222,188

COMMON SHAREHOLDERS'
  INVESTMENT                     25,201       (7,952)        15,055        (15,132)      17,172
                               ________     ________       ________      _________     ________

                               $330,431     $ 23,512       $105,516      $(103,714)    $355,745



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 2002
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities       $ (9,869)    $    234       $  4,023      $      -      $ (5,612)
                               ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                 (725)           -            (24)            -          (749)
Proceeds from sale of
  The Principal Financial
  Group shares                    2,974            -              -             -         2,974
Purchases of property,
  plant and equipment              (507)        (231)          (298)            -        (1,036)
Net proceeds from sale and
  leaseback transaction           6,657            -              -             -         6,657
Proceeds from sale of
  property, plant and
  equipment                          25            -             42             -            67
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in)investing activities         8,424         (231)          (280)            -         7,913
                               ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net proceeds from
  (repayments of) revolving
  credit facilities               2,953            -         (5,732)            -        (2,779)
Net decrease in long-term
  debt and other bank
  borrowings                        (57)          (3)           (27)            -           (87)
Payment of refinancing
  expenses                       (1,451)           -              -             -        (1,451)
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities        1,445           (3)       (5,759)             -        (4,317)
                               ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                     -            -            129             -           129
                               ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents                -            -         (1,887)            -        (1,887)
Cash and cash equivalents
  at beginning of period              -           28          7,190             -         7,218
                               ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period             $      -     $     28       $  5,303      $      -      $  5,331



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                    Quarter Ended March 31, 2001
                                       (Dollars in Thousands)
                                Parent     Guarantor        Other                    Consolidated
                               Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities       $ (3,316)    $     38       $ (2,258)     $      -      $ (5,536)
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
                               ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities               4,425            -              -             -         4,425
Net decrease in long-term
  debt and other bank
  borrowings                        (97)           -           (416)            -          (513)
                               ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities        4,328            -           (416)            -         3,912
                               ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                     -            -           (406)            -          (406)
                               ________     ________       ________      ________      ________
Net increase (decrease) in
  cash and cash equivalents           -            1         (2,757)            -        (2,756)
Cash and cash equivalents
  at beginning of period              -           36          6,912             -         6,948
                               ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period             $      -     $     37       $  4,155      $      -      $  4,192



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 2002 and 2001.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 2002 and December 31, 2001 were as follows:

                                   March 31,         December 31,
                                     2002                2001
                                      (Dollars in Thousands)

   Working capital                 $ 48,838            $114,336
   Current ratio                   1.4 to 1            3.0 to 1

   The decrease in working capital and current ratio in 2002 was primarily due to the classification of borrowings under the Company's new Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") at March 31, 2002 as a current liability since these borrowings are due January 2, 2003. At December 31, 2001, borrowings under a previous credit agreement were classified as long-term debt. Also, fees payable to American Industrial Partners of $4,727,000 under a management services agreement are included in current liabilities at March 31, 2002. At
December 31, 2001, these accrued fees totalled $4,364,000 and were classified as long-term. Payment of these fees is subject to certain restrictions in the Loan and Security Agreement

   The Company is presenting below a calculation of loss before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). The Company is required to maintain certain minimum EBITDA levels under its revolving credit facility agreement and EBITDA as defined under this agreement does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:
                                          Quarter Ended March 31,
                                          2002              2001
                                           (Dollars in Thousands)

Loss before income taxes                $ (1,978)         $ (4,505)
Non-cash expenses:
 Depreciation                              2,631             2,803
 Amortization                                833             1,319
 (Gain) loss on sale of fixed assets          (8)              659
Interest expense                           4,599             5,421
                                        ________          ________

Adjusted EBITDA                         $  6,077          $  5,697


   On March 7, 2002, the Company entered into the Loan and Security
Agreement which provides the Company with an $85,000,000 senior secured revolving credit facility. The Loan and Security Agreement expires on January 2, 2003. Outstanding borrowings bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings under the Loan and Security Agreement at March 31, 2002 were $66,054,000 at a weighted average interest rate of 5.9% and were classified as a current liability. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Bucyrus Canada Limited revolving term loan (see below) and to pay $3,625,000 of interest due March 15 on the Senior Notes (see below). Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement.
In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At March 31, 2002, the amount available for borrowings under the Loan and Security Agreement was $7,938,000. This amount has been reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company previously had a credit agreement with Bank One, Wisconsin
(the "Credit Agreement").  Borrowings under the Credit Agreement at
December 31, 2001 were $63,100,000 at a weighted average interest rate of 5.3% and were classified as long-term debt. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Credit Agreement.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and
September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings has agreed as part of the Loan and Security Agreement (and previously the Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement. At March 31, 2002 and December 31, 2001, $12,905,000 and $11,062,000, respectively, of interest was accrued and payable to Holdings. An amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). At March 31, 2002, the Company was in compliance with all covenants.

   Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, had a C$15,000,000 credit facility with The Bank of Nova Scotia. On March 7, 2002, the outstanding balance of C$9,083,000 under the C$10,000,000 revolving term loan portion of this facility was paid in full with proceeds from the Loan and Security Agreement and this portion of the facility was terminated. The amount outstanding under the C$5,000,000 non-revolving term loan portion was C$3,880,000 and C$3,960,000 at March 31, 2002 and December 31, 2001,
respectively. On April 30, 2002, Bucyrus Canada Limited paid the non-revolving term loan portion in full with proceeds from a new C$3,510,000 mortgage loan on its facility. The term of the mortgage loan is 15 years at an initial interest rate of 7.55% which is fixed for the first five years.

   In December 2001, the Company, as a policyholder, received an allocation of 369,918 shares as a result of the demutualization of The Principal Financial Group. Net proceeds from the sale of these shares by the Company were $8,704,000. Of the net proceeds, $2,974,000 was received on January 2, 2002 for shares sold in 2001 and is included in Receivables in the Consolidated Condensed Balance Sheet at December 31, 2001.

   On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of its land and buildings in South Milwaukee, Wisconsin. The term of the lease is twenty years with options for renewals. Net proceeds received from this transaction were $7,157,000 less $500,000 required as a security deposit.

   Operating Losses

   The Company is highly leveraged and low sales volumes in recent years have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Loan and Security Agreement, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, there can be no assurances to this effect and the Company continues to closely monitor its operations. The Company is currently exploring additional financing alternatives to extend or replace the Loan and Security Agreement.

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

   Capital Resources

   At March 31, 2002, the Company had approximately $1,801,000 of open capital appropriations. The Company's capital expenditures for the quarter ended March 31, 2002 were $1,036,000 compared with $779,000 for the quarter ended March 31, 2001. In the near term, the Company anticipates spending close to current levels.

Capitalization

   The long-term debt to equity ratio at March 31, 2002 and December 31, 2001 was 10.7 to 1 and 12.9 to 1, respectively. The long-term debt to total capitalization ratio at March 31, 2002 and December 31, 2001 was .7 to 1 and ..9 to 1, respectively. If borrowings under the Loan and Security Agreement at March 31, 2002 were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at March 31, 2002 would have been 15.4 to 1 and .9 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and other short-term borrowings and obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 2002 were $64,430,000 compared with $64,702,000 for the first quarter of 2001. Net sales of repair parts and services for the first quarter of 2002 were $51,400,000, which was an increase of 4.2% from $49,310,000 in the first quarter of 2001. Machine sales for the first quarter of 2002 were $13,030,000, which was a decrease of 15.3% from $15,392,000 in the first quarter of 2001. The changes between years were primarily due to fluctuations in volume.

   Cost of Products Sold

   Cost of products sold for the first quarter of 2002 was $52,171,000 or 81.0% of net sales compared with $52,699,000 or 81.4% of net sales for the first quarter of 2001. Included in cost of products sold for 2002 and 2001 was $1,292,000 and $1,301,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 2002 were $9,692,000 or 15.0% of net sales compared with $11,192,000 or 17.3% of net sales for the first quarter of 2001. Included in the amount for the first quarter of 2001 was $659,000 of losses on disposals of fixed assets. Also, as the result of the adoption of SFAS 142, goodwill and intangible asset amortization expense decreased by $661,000 in the first quarter of 2002. Excluding the effect of these items, engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 2001 were 15.3% of net sales.

   Interest Expense

   Interest expense for the first quarter of 2002 was $4,599,000 compared with $5,421,000 for the first quarter of 2001. The decrease in interest expense in 2002 was primarily due to reduced interest rates on revolver borrowings. Included in interest expense for 2002 and 2001 was $3,656,000 related to the Senior Notes. The interest expense in 2002 and 2001 on the Senior Notes includes $1,844,000 related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement (and previously the Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the first quarter of 2002 was $2,584,000 compared with net loss of $4,605,000 for the first quarter of 2001. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 2002 and 2001 were $3,464,000 and $4,122,000, respectively.

   New Orders and Backlog

   New orders for the first quarter of 2002 were $56,918,000 compared with $49,277,000 for the first quarter of 2001. There were no new machine orders in the first quarter of 2002 compared with new machine orders of $2,822,000 in the first quarter of 2001. New repair parts and service orders for the first quarter of 2002 increased 22.3% from the first quarter of 2001. The increase was primarily at foreign locations. While copper prices remain at low levels compared to the mid 1990's, coal has maintained a higher price compared with recent years.

   The Company's consolidated backlog at March 31, 2002 was $222,240,000 compared with $229,752,000 at December 31, 2001 and $148,983,000 at March 31,
2001. Machine backlog at March 31, 2002 was $19,628,000, which is a decrease of 39.7% from December 31, 2001 and an increase of 91.2% from March 31, 2001. Repair parts and service backlog at March 31, 2002 was $202,612,000, which is an increase of 2.7% from December 31, 2001 and an increase of 46.1% from March 31, 2001. The increase from March 31, 2001 was primarily due to orders received related to two long-term maintenance and repair contracts, a machine move and a long-term mining contract. Revenues related to these contracts will be recognized over multiple years.

Quantitative and Qualitative Disclosures About Market Risk

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. The Company also has certain other prime rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at March 31, 2002 would have the effect of changing the Company's interest expense on an annual basis by approximately $400,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at March 31, 2002, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the first quarter of 2002.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 10, 2002                /s/Craig R. Mackus
                                     Craig R. Mackus
                                     Secretary and Controller
                                     Principal Accounting Officer


Date     May 10, 2002                /s/Theodore C. Rogers
                                     Theodore C. Rogers
                                     Chief Executive Officer




                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2002


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

        (h) Eighth amendment dated         Exhibit 10.1(h)
        January 4, 2002 to Credit          to Registrant's
        Agreement.                         Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 2001.

        (i) Ninth amendment dated          Exhibit 10.1(i)
        January 22, 2002 to Credit         to Registrant's
        Agreement.                         Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 2001.

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

10.8    Consulting Agreement               Exhibit 10.8
        between Registrant and             to Registrant's
        Willard R. Hildebrand              Quarterly Report
        dated July 25, 2001.               on Form 10-Q
                                           filed with the
                                           Commission on
                                           November 14, 2001.

10.9    Agreement to Purchase and          Exhibit 10.18
        Sell Industrial Property           to Registrant's
        between Registrant and             Annual Report on
        InSite Real Estate                 Form 10-K for
        Development, L.L.C.                the year ended
        dated October 25, 2001.            December 31, 2001.

10.10   Industrial Lease Agreement         Exhibit 10.19
        between Registrant and             to Registrant's
        InSite South Milwaukee, L.L.C.     Annual Report on
        dated January 4, 2002.             Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.11   Termination Benefits Agreement     Exhibit 10.20
        between Registrant and             to Registrant's
        John F. Bosbous dated              Annual Report on
        March 5, 2002.                     Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.12   Termination Benefits Agreement     Exhibit 10.21
        between Registrant and             to Registrant's
        Thomas B. Phillips dated           Annual Report on
        March 5, 2002.                     Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.13   Loan and Security Agreement        Exhibit 10.22
        by and among Registrant,           to Registrant's
        Minserco, Inc., Boonville          Annual Report on
        Mining Services, Inc. and          Form 10-K for
        GMAC Business Credit, LLC,         the year ended
        and Bank One, Wisconsin            December 31, 2001.
        dated March 7, 2002.