Form 10-Q
period 2002-06-30
BUCYRUS INTERNATIONAL INC
filed 2002-08-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

          Class                                 Outstanding August 9, 2002

Common Stock, $.01 par value                             1,435,600




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 2002
           and 2001                                                  3

           Consolidated Condensed Statements of Comprehensive
           Loss - Quarters and six months ended June 30, 2002
           and 2001                                                  4

           Consolidated Condensed Balance Sheets -
           June 30, 2002 and December 31, 2001                     5-6

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2002 and 2001                   7

           Notes to Consolidated Condensed Financial
           Statements                                             8-20

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  21-26

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                              27-28

Part II. OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K                  29

         Signature Page                                             30



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (Dollars In Thousands, Except Per Share Amounts)
                                Quarters Ended June 30,         Six Months Ended June 30,
                                 2002              2001           2002            2001
Revenues:
  Net sales                   $   75,627        $   67,646     $  140,057      $  132,348
  Other income                        87               115            141             220
                              __________        __________     __________      __________

                                  75,714            67,761        140,198         132,568
                              __________        __________     __________      __________
Costs and Expenses:
  Cost of products sold           61,685            58,075        113,856         110,774
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        10,573             9,893         20,265          21,085
  Interest expense                 4,676             5,321          9,275          10,742
                              __________        __________     __________      __________

                                  76,934            73,289        143,396         142,601
                              __________        __________     __________      __________

Loss before income taxes          (1,220)           (5,528)        (3,198)        (10,033)

Income taxes                       1,039               493          1,645             593
                              __________        __________     __________      __________

Net loss                      $   (2,259)       $   (6,021)    $   (4,843)     $  (10,626)


Net loss per share
  of common stock:

    Basic                     $    (1.57)       $    (4.19)    $    (3.37)     $    (7.40)


    Diluted                   $    (1.57)       $    (4.19)    $    (3.37)     $    (7.40)

                     See notes to consolidated condensed financial statements.



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                       (Dollars in Thousands)
                                Quarters Ended June 30,         Six Months Ended June 30,
                                 2002              2001           2002            2001

Net loss                      $   (2,259)       $   (6,021)    $   (4,843)     $  (10,626)

Other comprehensive loss -
   foreign currency translation
   adjustments                    (1,050)             (272)        (1,374)         (3,720)
                              __________        __________     __________      __________

Comprehensive loss            $   (3,309)       $   (6,293)    $   (6,217)     $  (14,346)


                     See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars In Thousands, Except Per Share Amounts)
                                June 30,       December 31,                                      June 30,      December 31,
                                  2002             2001                                            2002            2001
ASSETS                                                           LIABILITIES AND COMMON
CURRENT ASSETS:                                                   SHAREHOLDERS' INVESTMENT
 Cash and cash                                                   CURRENT LIABILITIES:
  equivalents                   $  5,732         $  7,218         Accounts payable and
 Receivables                      57,380           55,554          accrued expenses              $ 57,361        $ 47,760
 Inventories                     112,055          102,008         Liabilities to customers
 Prepaid expenses and                                              on uncompleted contracts
  other current assets             8,527            5,827          and warranties                   5,908           6,008
                                ________         ________         Income taxes                      2,187           1,205
                                                                  Borrowings under revolving
 Total Current Assets            183,694          170,607          credit facilities and other
                                                                   short-term obligations          68,938             566
OTHER ASSETS:                                                     Current maturities of
 Restricted funds                                                  long-term debt                     428             732
  on deposit                       1,618              582                                        ________        ________
 Goodwill - net                   55,660           55,660         Total Current
 Intangible assets - net          38,777           39,601          Liabilities                    134,822          56,271
 Other assets                     12,262           12,092
                                ________         ________        LONG-TERM LIABILITIES:
                                                                  Liabilities to customers on
                                 108,317          107,935          uncompleted contracts
                                                                   and warranties                   2,000           2,000
PROPERTY, PLANT AND EQUIPMENT:                                    Postretirement benefits          13,077          13,277
 Cost                            106,961          115,730         Deferred expenses, pension
 Less accumulated                                                  and other                       28,780          33,775
  depreciation                   (40,512)         (38,527)        Interest payable to Holdings     14,749          11,062
                                ________         ________                                        ________        ________

                                  66,449           77,203                                          58,606          60,114

                                                                 LONG-TERM DEBT, less
                                                                  current maturities              154,077         222,188

                                                                 COMMON SHAREHOLDERS' INVESTMENT:
                                                                  Common stock - par value
                                                                   $.01 per share, authorized
                                                                   1,700,000 shares, issued
                                                                   1,444,650 shares                    14              14
                                                                  Additional paid-in capital      147,715         147,715
                                                                  Treasury stock - 9,050
                                                                   shares, at cost                   (851)           (851)
                                                                  Accumulated deficit             (95,259)        (90,416)
                                                                  Accumulated other
                                                                   comprehensive loss             (40,664)        (39,290)
                                                                                                 ________        ________

                                                                                                   10,955          17,172
                                ________         ________                                        ________        ________

                                $358,460         $355,745                                        $358,460        $355,745


                         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)

                                             Six Months Ended June 30,
                                             2002                 2001

Net Cash Used In Operating Activities     $   (6,009)          $   (9,771)
                                          __________           __________
Cash Flows From Investing Activities
Increase in restricted funds
  on deposit                                  (1,036)                (166)
Proceeds from sale of The Principal
  Financial Group shares                       2,974                    -
Purchases of property, plant
  and equipment                               (2,898)              (1,448)
Net proceeds from sale and
  leaseback transaction                        6,657                    -
Proceeds from sale of property, plant
  and equipment                                   80                  519
                                          __________           __________

Net cash provided by (used in)
  investing activities                         5,777               (1,095)
                                          __________           __________
Cash Flows From Financing Activities
Net proceeds from (repayments of)
  revolving credit facilities                   (437)               8,502
Net increase (decrease) in long-term
  debt and other bank borrowings                 394                 (633)
Payment of refinancing expenses               (1,627)                   -
Capital contribution from Bucyrus
  Holdings, LLC                                    -                1,093
                                          __________           __________
Net cash provided by (used in)
  financing activities                        (1,670)               8,962
                                          __________           __________
Effect of exchange rate
  changes on cash                                416                 (334)
                                          __________           __________
Net decrease in cash
  and cash equivalents                        (1,486)              (2,238)
Cash and cash equivalents at
  beginning of period                          7,218                6,948
                                          __________           __________
Cash and cash equivalents at
  end of period                           $    5,732           $    4,710



Supplemental Disclosures of Cash Flow Information

                                             2002                 2001
Cash paid during the period for:
  Interest                                $    5,527           $    7,214
  Income taxes - net of refunds                1,274                 (159)


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

3. Inventories consist of the following:

                                     June 30,          December 31,
                                       2002                2001
                                         (Dollars in Thousands)

   Raw materials and parts           $ 17,836            $ 13,646
   Work in process                     12,594              12,837
   Finished products (primarily
     replacement parts)                81,625              75,525
                                     ________            ________

                                     $112,055            $102,008


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

                       Quarters Ended June 30,    Six Months Ended June 30,
                         2002         2001           2002         2001
                                  (Dollars in Thousands, Except
                                       Per Share Amounts)
Basic and Diluted

 Net loss             $   (2,259)   $   (6,021)   $   (4,843)   $  (10,626)


 Weighted average
  shares outstanding   1,435,600     1,435,600     1,435,600     1,435,600


 Net loss per share   $    (1.57)   $    (4.19)   $    (3.37)   $    (7.40)


5. On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill is no longer subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also no longer amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives continue to be amortized. The Company adopted SFAS 142 on January 1, 2002. For goodwill, the Company has completed Step 1 of the goodwill transition impairment test as required. The fair value of the Company's reporting units exceeds the carrying amounts and an impairment charge is not required. The Company has also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and has determined that an impairment charge is not required. The following table summarizes the effects of SFAS 142 on the Company's net loss and loss per share for the prior periods presented:

                              Quarters Ended            Six Months Ended
                                 June 30,                   June 30,
                             2002        2001           2002        2001
                          (Dollars In Thousands, Except Per Share Amounts)

Reported net loss          $ (2,259)   $ (6,021)      $ (4,843)   $(10,626)
Goodwill amortization             -         540              -       1,081
Trademarks/Trade Names
 amortization                     -         121              -         242
                           ________    ________       ________    ________

Adjusted net loss          $ (2,259)   $ (5,360)      $ (4,843)   $ (9,303)


Basic and diluted loss
 per share:
   Reported net loss       $  (1.57)   $  (4.19)      $  (3.37)   $  (7.40)
   Goodwill amortization          -         .38              -         .75
   Trademarks/Trade Names
    amortization                  -         .08              -         .17
                           ________    ________       ________    ________
   Adjusted net loss
    per share              $  (1.57)   $  (3.73)      $  (3.37)   $  (6.48)


     Intangible assets consist of the following:

                                June 30, 2002            December 31, 2001
                            Gross                      Gross
                           Carrying   Accumulated     Carrying   Accumulated
                            Amount    Amortization     Amount    Amortization
                                        (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500    $ (6,081)      $ 25,500    $ (5,443)
   Bill of material
    listings                  2,856        (681)         2,856        (610)
   Software                   2,288      (1,092)         2,288        (977)
                           ________    ________       ________    ________

                           $ 30,644    $ (7,854)      $ 30,644    $ (7,030)


Unamortized intangible
 assets:
   Trademarks/Trade Names  $ 12,436                   $ 12,436
   Intangible pension
    asset                     3,551                      3,551
                           ________                   ________

                           $ 15,987                   $ 15,987


   The aggregate amortization expense for the quarter and six months ended June 30, 2002 was $412,000 and $824,000, respectively, compared with $532,000 and $1,065,000 for the quarter and six months ended June 30, 2001, respectively. The estimated annual amortization expense in each of the next five years is $1,647,000.

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



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                    Quarter Ended June 30, 2002
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 39,033     $ 13,377       $ 38,563      $(15,346)     $ 75,627
  Other income                    478            1            241          (633)           87
                             ________     ________       ________      ________      ________

                               39,511       13,378         38,804       (15,979)       75,714
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        31,989       12,790         31,430       (14,524)       61,685
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    5,783          510          4,280             -        10,573
  Interest expense              4,755          333            221          (633)        4,676
                             ________     ________       ________      ________      ________

                               42,527       13,633         35,931       (15,157)       76,934
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net loss of
  consolidated subsidiaries    (3,016)        (255)         2,873          (822)       (1,220)
Income taxes                       77            -            962             -         1,039
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (3,093)        (255)        1,911           (822)       (2,259)

Equity in net earnings of
  consolidated subsidiaries     1,656            -             -         (1,656)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (1,437)    $   (255)      $  1,911      $ (2,478)     $ (2,259)





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
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (6,785)        (368)         1,595            30        (5,528)
Income taxes (benefit)            242         (132)           383             -           493
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (7,027)        (236)         1,212            30        (6,021)

Equity in net earnings of
  consolidated subsidiaries       976            -              -          (976)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (6,051)    $   (236)      $  1,212      $   (946)     $ (6,021)





                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Operations
                                   Six Months Ended June 30, 2002
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 73,409     $ 25,457       $ 70,340      $(29,149)     $140,057
  Other income                  2,047            1            418        (2,325)          141
                             ________     ________       ________      ________      ________

                               75,456       25,458         70,758       (31,474)      140,198
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        60,922       24,243         57,018       (28,327)      113,856
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   11,246          975          8,044             -        20,265
  Interest expense              9,365          650          1,585        (2,325)        9,275
                             ________     ________       ________      ________      ________

                               81,533       25,868         66,647       (30,652)      143,396
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (6,077)        (410)         4,111          (822)       (3,198)
Income taxes (benefit)            261           (1)         1,385             -         1,645
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (6,338)        (409)         2,726          (822)       (4,843)

Equity in net earnings of
  consolidated subsidiaries     2,317            -              -        (2,317)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (4,021)    $   (409)      $  2,726      $ (3,139)     $ (4,843)





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

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (11,046)           5            898           110       (10,033)
Income taxes                      354           18            221             -           593
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
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





                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                           June 30, 2002
                                       (Dollars in Thousands)

                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     27       $  5,705      $       -     $  5,732
  Receivables                  20,176       10,231         26,973              -       57,380
  Intercompany receivables     91,735        1,813         18,192       (111,740)           -
  Inventories                  60,927        9,416         45,247         (3,535)     112,055
  Prepaid expenses and
    other current assets        1,706          497          6,324              -        8,527
                             ________     ________       ________      _________     ________

  Total Current Assets        174,544       21,984        102,441       (115,275)     183,694

OTHER ASSETS:
  Restricted funds on deposit     769            -            849              -        1,618
  Goodwill - net               55,660            -              -              -       55,660
  Intangible assets - net      38,777            -              -              -       38,777
  Other assets                 10,711            -          1,551              -       12,262
  Investment in subsidiaries    8,404            -              -         (8,404)           -
                             ________     ________       ________      _________     ________

                              114,321            -          2,400         (8,404)     108,317

PROPERTY, PLANT AND
 EQUIPMENT - net               48,778        6,962         10,709              -       66,449
                             ________     ________       ________      _________     ________

                              337,643       28,946        115,550       (123,679)     358,460


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           39,919        3,004         14,791           (353)      57,361
  Intercompany payables           264       32,734         73,073       (106,071)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              1,944            -          3,964              -        5,908
  Income taxes                    270            3          1,914              -        2,187
  Borrowings under revolving
    credit facilities and
    other short-term
    obligations                68,395            -            543              -       68,938
  Current maturities of
    long-term debt                247            8            173              -          428
                             ________     ________       ________      _________     ________

  Total Current Liabilities   111,039       35,749         94,458       (106,424)     134,822

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,681            -            396              -       13,077
  Deferred expenses, pension
    and other                  27,368          363          1,049              -       28,780
  Interest payable to
    Holdings                   14,749            -              -              -       14,749
                             ________     ________       ________      _________     ________

                               56,798          363          1,445              -       58,606

LONG-TERM DEBT, less
  current maturities          150,000        1,195          2,882              -      154,077

COMMON SHAREHOLDERS'
  INVESTMENT                   19,806       (8,361)        16,765        (17,255)      10,955
                             ________     ________       ________      _________     ________

                             $337,643     $ 28,946       $115,550      $(123,679)    $358,460





                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheets
                                         December 31, 2001
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     28       $  7,190      $       -     $  7,218
  Receivables                  24,407        7,146         24,001              -       55,554
  Intercompany receivables     79,336        1,127         12,529        (92,992)           -
  Inventories                  53,365        9,025         43,237         (3,619)     102,008
  Prepaid expenses and
    other current assets          542          282          5,003              -        5,827
                             ________     ________       ________      _________     ________

    Total Current Assets      157,650       17,608         91,960        (96,611)     170,607

OTHER ASSETS:
  Restricted funds on deposit      42            -            540              -          582
  Goodwill - net               55,660            -              -              -       55,660
  Intangible assets - net      39,601            -              -              -       39,601
  Other assets                 10,203            -          1,889              -       12,092
  Investment in subsidiaries    7,103            -              -         (7,103)           -
                             ________     ________       ________      _________     ________

                              112,609            -          2,429         (7,103)     107,935

PROPERTY, PLANT AND
 EQUIPMENT - net               60,172        5,904         11,127              -       77,203
                             ________     ________       ________      _________     ________

                              330,431       23,512        105,516       (103,714)     355,745


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses           30,732        2,533         14,730           (235)      47,760
  Intercompany payables            44       27,771         60,532        (88,347)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,800          522          2,686              -        6,008
  Income taxes                    234           29            942              -        1,205
  Short-term obligations            -            -            566              -          566
  Current maturities of
    long-term debt                237            8            487              -          732
                             ________     ________       ________      _________     ________

  Total Current Liabilities    34,047       30,863         79,943        (88,582)      56,271

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,863            -            414              -       13,277
  Deferred expenses,
    pension and other          32,032          249          1,494              -       33,775
  Interest payable to
    Holdings                   11,062            -              -              -       11,062
                             ________     ________       ________      _________     ________

                               57,957          249          1,908              -       60,114

LONG-TERM DEBT, less
  current maturities          213,226          352          8,610              -      222,188

COMMON SHAREHOLDERS'
  INVESTMENT                   25,201       (7,952)        15,055        (15,132)      17,172
                             ________     ________       ________      _________     ________

                             $330,431     $ 23,512       $105,516      $(103,714)    $355,745





                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 2002
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities     $(11,409)    $    387       $  5,013      $      -      $ (6,009)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit               (727)           -           (309)            -        (1,036)
Proceeds from sale of
  The Principal Financial
  Group shares                  2,974            -              -             -         2,974
Purchases of property,
  plant and equipment          (1,170)      (1,231)          (497)            -        (2,898)
Proceeds from sale of
  property, plant and
  equipment                        25            -             55             -            80
Net proceeds from sale and
  leaseback transaction         6,657            -              -             -         6,657
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in)investing activities       7,759       (1,231)          (751)            -         5,777
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net proceeds from (repayments
  of) revolving credit
  facilities                    5,295            -         (5,732)            -          (437)
Net increase (decrease)
  in long-term debt and
  other bank borrowings          (116)         843           (333)            -           394
Payment of refinancing
  expenses                     (1,529)           -            (98)            -        (1,627)
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities      3,650          843         (6,163)            -        (1,670)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -            416             -           416
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -           (1)        (1,485)            -        (1,486)
Cash and cash equivalents
  at beginning of period            -           28          7,190             -         7,218
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     27       $  5,705      $      -      $  5,732





                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statements of Cash Flows
                                   Six Months Ended June 30, 2001
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total

Net Cash Provided By (Used
In) Operating Activities     $ (8,669)    $     42       $ (1,144)     $      -      $ (9,771)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
(Increase) decrease in
  restricted funds on
  deposit                          72            -           (238)            -          (166)
Purchases of property,
  plant and equipment            (797)         (44)          (607)            -        (1,448)
Proceeds from sale of
  property, plant and
  equipment                        55            -            464             -           519
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities           (670)         (44)          (381)            -        (1,095)
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities             8,475            -             27             -         8,502
Net decrease in long-term
  debt and other bank
  borrowings                     (229)           -           (404)            -          (633)
Capital contribution
  from Holdings                 1,093            -              -             -         1,093
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities      9,339            -           (377)            -         8,962
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (334)            -          (334)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -           (2)        (2,236)            -        (2,238)
Cash and cash equivalents
  at beginning of period            -           36          6,912             -         6,948
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     34       $  4,676      $      -      $  4,710





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and six months ended June 30, 2002 and 2001.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 2002 and December 31, 2001 were as follows:
                          June 30,      December 31,
                            2002            2001
                            (Dollars in Thousands)

   Working capital        $ 48,872        $114,336
   Current ratio          1.4 to 1        3.0 to 1

   The decrease in working capital and current ratio in 2002 was primarily due to the classification of borrowings under the Company's new Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") at June 30, 2002 as a current liability since these borrowings are due January 2, 2003. At December 31, 2001, borrowings under the Company's previous credit agreement were classified as long-term debt. Also, fees payable to American Industrial Partners of $5,089,000 under a management services agreement are included in current liabilities at June 30, 2002. At December 31, 2001, these accrued fees totalled $4,364,000 and were classified as long-term. Payment of these fees is subject to certain restrictions in the Loan and Security Agreement

   The Company is presenting below a calculation of earnings before interest expense, income taxes, depreciation, amortization and (gain) loss on sale of fixed assets ("Adjusted EBITDA"). The Company is required to maintain certain minimum EBITDA levels under its Loan and Security Agreement. EBITDA as defined under this agreement does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                   Quarters Ended June 30,       Six Months Ended June 30,
                     2002           2001           2002             2001
                                   (Dollars in Thousands)
Loss before
 income taxes      $ (1,220)      $ (5,528)      $ (3,198)        $(10,033)
Non-cash expenses:
 Depreciation         2,708          2,823          5,339            5,626
 Amortization         1,173          1,433          2,006            2,752
 (Gain) loss
  on sale of
  fixed assets            -             72             (8)             731
Interest expense      4,676          5,321          9,275           10,742
                   ________       ________       ________         ________

Adjusted
 EBITDA            $  7,337       $  4,121       $ 13,414         $  9,818


   On March 7, 2002, the Company entered into the Loan and Security
Agreement which provides the Company with an $85,000,000 senior secured revolving credit facility. The Loan and Security Agreement expires on January 2, 2003. Outstanding borrowings bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings under the Loan and Security Agreement at June 30, 2002 were $68,395,000 at a weighted average interest rate of 6.0% and were classified as a current liability. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Company's previous credit agreement with Bank One, Wisconsin (the "Credit Agreement") and under the Bucyrus Canada Limited revolving term loan (see below), and were used to pay $3,625,000 of interest due March 15 on the Senior Notes (see below). Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At June 30, 2002, the amount available for borrowings under the Loan and Security Agreement was $5,461,000. This amount has been reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and
September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings has agreed as part of the Loan and Security Agreement (and previously the Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement. At June 30, 2002 and December 31, 2001, $14,749,000 and $11,062,000, respectively, of interest was accrued and payable to Holdings. An amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). At June 30, 2002, the Company was in compliance with all covenants.

   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a new C$3,510,000 mortgage loan on its facility.
The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The balance outstanding at June 30, 2002 was C$3,489,000. Previously, Bucyrus Canada Limited had a C$15,000,000 credit facility with The Bank of Nova Scotia. On March 7, 2002, the outstanding balance of C$9,083,000 under the C$10,000,000 revolving term loan portion of this facility was paid in full with proceeds from the Loan and Security Agreement. On April 30, 2002, Bucyrus Canada Limited paid the remaining non-revolving term loan portion in full with proceeds from the new mortgage loan. The mortgage loan contains a number of financial covenants which, among other items, require the Company to maintain certain financial ratios on an annual basis. At June 30, 2002, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   Capital Resources

   At June 30, 2002, the Company had approximately $750,000 of open capital appropriations. The Company's capital expenditures for the six months ended June 30, 2002 were $2,898,000 compared with $1,448,000 for the six months ended June 30, 2001. Included in capital expenditures for the first six months of 2002 was approximately $800,000 related to the contruction of a new facility in Gillette, Wyoming. During the second six months of 2002, the Company expects to spend closer to the levels of recent years.

Capitalization

   The long-term debt to equity ratio at June 30, 2002 and December 31, 2001 was 14.1 to 1 and 12.9 to 1, respectively. The long-term debt to total capitalization ratio at June 30, 2002 and December 31, 2001 was .7 to 1 and ..9 to 1, respectively. If borrowings under the Revolving Credit Facility at June 30, 2002 were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at June 30, 2002 would have been 20.3 to 1 and .9 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and other short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and six months ended June 30, 2002 were $75,627,000 and $140,057,000, respectively, compared with $67,646,000 and
$132,348,000 for the quarter and six months ended June 30, 2001, respectively. Net sales of repair parts and services for the quarter and six months ended June 30, 2002 were $63,216,000 and $114,616,000, respectively, which was an increase of 19.9% and 12.4% from the quarter and six months ended June 30, 2001, respectively. Net machine sales for the quarter and six months ended June 30, 2002 were $12,411,000 and $25,441,000, respectively, which was a decrease of 16.9% and 16.1% from the quarter and six months ended June 30, 2001, respectively. The changes between periods were primarily due to fluctuations in volume.

   Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 2002 was $61,685,000 or 81.6% of net sales compared with $58,075,000 or 85.9% of net sales for the quarter ended June 30, 2001. For the six months ended June 30, 2002, cost of products sold was $113,856,000 or 81.3% of net sales compared with $110,774,000 or 83.7% of net sales for the six months ended June 30, 2001.
The reduction in cost of products sold as a percentage of net sales for 2002 was primarily due to the improved mix of aftermarket sales. Also included in cost of products sold for the six months ended June 30, 2002 and 2001 was $2,631,000 and $2,606,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended June 30, 2002 were $10,573,000 or 14.0% of net sales compared with $9,893,000 or 14.6% of net sales for the quarter ended June 30, 2001. The amounts for the six months ended June 30, 2002 and 2001 were $20,265,000 or 14.5% of net sales and $21,085,000 or 15.9% of net sales, respectively. Included in the amounts for the quarter and six months ended June 30, 2001 was $72,000 and $731,000, respectively, of losses on disposals of fixed assets. Also, as a result of the adoption of SFAS 142, goodwill and intangible asset amortization expense decreased by $661,000 and $1,323,000 for the quarter and six months ended June 30, 2002, respectively. Excluding the effects of these items, engineering and field service, selling, administrative and miscellaneous expenses for the quarter and six months ended June 30, 2001 were 13.5% and 14.4%, respectively.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 2002 was $4,676,000 and $9,275,000, respectively, compared with $5,321,000 and
$10,742,000 for the quarter and six months ended June 30, 2001, respectively. The decrease in interest expense in 2002 was primarily due to reduced interest rates on revolver borrowings. Included in interest expense for the quarters and six months ended June 30, 2002 and 2001 was $3,657,000 and $7,313,000, respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarter and six months ended June 30, 2002 and 2001 includes $1,844,000 and $3,687,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement (and previously Credit Agreement) to defer the receipt of interest on these Senior Notes during the life of the agreement.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, there were losses for which no income tax benefit was recorded.

   Net Loss

   Net loss for the quarter and six months ended June 30, 2002 was $2,259,000 and $4,843,000, respectively, compared with a net loss of $6,021,000 and $10,626,000 for the quarter and six months ended June 30, 2001, respectively. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 2002 were $3,881,000 and $7,345,000, respectively, compared with $4,256,000 and $8,378,000 for the quarter and six months ended June 30, 2001, respectively.

   New Orders and Backlog

   New orders for the quarter and six months ended June 30, 2002 were $75,629,000 and $132,547,000, respectively, compared with $168,127,000 and
$217,404,000 for the quarter and six months ended June 30, 2001, respectively. New machine orders for the quarter and six months ended June 30, 2002 were $24,049,000 and $24,169,000, respectively, compared with $8,503,000 and
$11,325,000 for the quarter and six months ended June 30, 2001, respectively. During the second quarter of 2002, the Company received an order for a walking dragline to be used in coal mining in North Dakota. Copper prices remain at low levels compared to the mid 1990's which has negatively impacted demand for the Company's machines. New repair parts and service orders for the quarter and six months ended June 30, 2002 were $51,580,000 and $108,378,000, respectively, compared with $159,624,000 and $206,079,000 for the quarter and six months ended June 30, 2001, respectively. The amounts for the quarter and six months ended June 30, 2001 include orders received related to two maintenance and repair contracts, a machine move and a mining contract.

   The Company's consolidated backlog on June 30, 2002 was $222,242,000 compared with $229,752,000 at December 31, 2001 and $249,464,000 at June 30,
2001. Machine backlog at June 30, 2002 was $31,266,000 compared with $32,538,000 at December 31, 2001 and $3,825,000 at June 30, 2001. Repair
parts and service backlog at June 30, 2002 was $190,976,000 compared with $197,214,000 at December 31, 2001 and $245,639,000 at June 30, 2001. A
portion of this backlog is related to multi-year contracts which will generate revenue in future years.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at June 30, 2002 would have the effect of changing the Company's interest expense on an annual basis by approximately $400,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at June 30, 2002, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

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

          (b)  Reports on Form 8-K:

               Form 8-K dated June 18, 2002, filed June 24, 2002:

               Item 4.   Changes In Registrant's Certifying Accountant

               Item 7.   Financial Statements and Exhibits




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BUCYRUS INTERNATIONAL, INC.
                                 (Registrant)



Date    August 12, 2002          /s/Craig R. Mackus
                                 Craig R. Mackus
                                 Secretary and Controller
                                 Principal Accounting Officer


Date    August 12, 2002          /s/Theodore C. Rogers
                                 Theodore C. Rogers
                                 Chief Executive Officer




                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2002

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

99.1    Certification of Chief                                    X
        Executive Officer pursuant
        to 18 U.S.C. Section 1350,
        as adopted pursuant to
        Section 906 of the
        Sarbanes-Oxley Act of 2002.

99.2    Certification of Secretary                                X
        and Controller pursuant to
        18 U.S.C. Section 1350, as
        adopted pursuant to Section
        906 of the Sarbanes-Oxley
        Act of 2002.