Form 10-Q
period 2002-09-30
BUCYRUS INTERNATIONAL INC
filed 2002-11-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

          Class                                 Outstanding November 8, 2002

Common Stock, $.01 par value                             1,435,600




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 2002
           and 2001                                                  3

           Consolidated Condensed Statements of Comprehensive
           Loss - Quarters and nine months ended
           September 30, 2002 and 2001                               4

           Consolidated Condensed Balance Sheets -
           September 30, 2002 and December 31, 2001                5-6

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 2002 and 2001             7

           Notes to Consolidated Condensed Financial
           Statements                                             8-21

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  22-27

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                 28

         Item 4 - Disclosure Controls and Procedures                29

         Forward-Looking Statements                                 30


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                 31

         Item 2 - Changes in Securities and Use of Proceeds         31

         Item 3 - Defaults Upon Senior Securities                   31

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                  31

         Item 5 - Other Matters                                     31

         Item 6 - Exhibits and Reports on Form 8-K                  31

         Signature Page                                             32



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                          (Dollars In Thousands, Except Per Share Amounts)
                              Quarters Ended September 30,  Nine Months Ended September 30,
                                 2002           2001            2002           2001
Revenues:
  Net sales                   $   75,897     $   82,219      $  215,954     $  214,567
  Other income                        77             82             218            302
                              __________     __________      __________     __________

                                  75,974         82,301         216,172        214,869
                              __________     __________      __________     __________
Costs and Expenses:
  Cost of products sold           61,198         68,679         175,054        179,453
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        10,417         10,108          30,682         31,193
  Interest expense                 4,753          5,220          14,028         15,962
                              __________     __________      __________     __________

                                  76,368         84,007         219,764        226,608
                              __________     __________      __________     __________

Loss before income taxes            (394)        (1,706)         (3,592)       (11,739)

Income taxes                       1,632          1,732           3,277          2,325
                              __________     __________      __________     __________

Net loss                      $   (2,026)    $   (3,438)     $   (6,869)    $  (14,064)


Net loss per share
  of common stock:

    Basic                     $    (1.41)    $    (2.39)     $    (4.78)    $    (9.80)


    Diluted                   $    (1.41)    $    (2.39)     $    (4.78)    $    (9.80)

                     See notes to consolidated condensed financial statements.



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
                                       (Dollars in Thousands)
                              Quarters Ended September 30,  Nine Months Ended September 30,
                                 2002           2001            2002           2001

Net loss                      $   (2,026)    $   (3,438)     $   (6,869)    $  (14,064)

Other comprehensive loss -
  foreign currency translation
  adjustments                     (1,721)        (3,380)         (3,095)        (7,100)
                              __________     __________      __________     __________

Comprehensive loss            $   (3,747)    $   (6,818)     $   (9,964)    $  (21,164)


                     See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                  September 30,    December 31,
                                  2002              2001                                          2002             2001
ASSETS                                                          LIABILITIES AND COMMON
CURRENT ASSETS:                                                  SHAREHOLDERS' INVESTMENT
 Cash and cash                                                  CURRENT LIABILITIES:
  equivalents                   $  7,364          $  7,218       Accounts payable and
 Receivables                      51,754            55,554        accrued expenses              $ 59,123         $ 47,760
 Inventories                     111,565           102,008       Liabilities to customers
 Prepaid expenses and                                             on uncompleted contracts
  other current assets             9,627             5,827        and warranties                   5,962            6,008
                                ________          ________       Income taxes                      2,996            1,205
                                                                 Borrowings under revolving
 Total Current Assets            180,310           170,607        credit facilities and other
                                                                  short-term obligations          63,672              566
OTHER ASSETS:                                                    Current maturities of
 Restricted funds                                                 long-term debt                     475              732
  on deposit                       1,506               582                                      ________         ________
 Goodwill - net                   55,660            55,660       Total Current
 Intangible assets - net          38,366            39,601        Liabilities                    132,228           56,271
 Other assets                     11,819            12,092
                                ________          ________      LONG-TERM LIABILITIES:
                                                                 Liabilities to customers on
                                 107,351           107,935        uncompleted contracts
                                                                  and warranties                   2,000            2,000
PROPERTY, PLANT AND EQUIPMENT:                                   Postretirement benefits          12,958           13,277
 Cost                            107,210           115,730       Deferred expenses, pension
 Less accumulated                                                 and other                       27,403           33,775
  depreciation                   (42,677)          (38,527)      Interest payable to
                                ________          ________        Holdings                        16,593           11,062
                                                                                                ________         ________
                                  64,533            77,203
                                                                                                  58,954           60,114
                                                                LONG-TERM DEBT, less
                                                                 current maturities              153,804          222,188

                                                                COMMON SHAREHOLDERS' INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,444,650 shares                    14               14
                                                                 Additional paid-in capital      147,715          147,715
                                                                 Treasury stock - 9,050
                                                                  shares, at cost                   (851)            (851)
                                                                 Accumulated deficit             (97,285)         (90,416)
                                                                 Accumulated other
                                                                  comprehensive loss             (42,385)         (39,290)
                                                                                                ________         ________

                                                                                                   7,208           17,172
                                ________          ________                                      ________         ________

                                $352,194          $355,745                                      $352,194         $355,745


                         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars In Thousands)

                                        Nine Months Ended September 30,
                                           2002                 2001

Net Cash Provided By (Used In)
Operating Activities                    $    2,679           $  (10,519)
                                        __________           __________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                            (924)                  38
Proceeds from sale of The Principal
  Financial Group shares                     2,974                    -
Purchases of property, plant
  and equipment                             (4,067)              (2,410)
Proceeds from sale of property, plant
  and equipment                                168                  547
Net proceeds from sale and
  leaseback transaction                      6,657                    -
                                        __________           __________
Net cash provided by (used in)
  investing activities                       4,808               (1,825)
                                        __________           __________
Cash Flows From Financing Activities
Net proceeds from (repayments of)
  revolving credit facilities               (5,160)              10,254
Net decrease in long-term debt and
  other bank borrowings                       (375)                (316)
Payment of refinancing expenses             (1,939)                   -
Capital contribution from Bucyrus
  Holdings, LLC                                  -                1,093
                                        __________           __________
Net cash provided by (used in)
  financing activities                      (7,474)              11,031
                                        __________           __________
Effect of exchange rate changes
  on cash                                      133                 (559)
                                        __________           __________
Net increase (decrease) in cash
  and cash equivalents                         146               (1,872)
Cash and cash equivalents at
  beginning of period                        7,218                6,948
                                        __________           __________
Cash and cash equivalents at
  end of period                         $    7,364           $    5,076


Supplemental Disclosures of Cash Flow Information

                                           2002                 2001
Cash paid during the period for:
  Interest                              $   10,131           $   12,441
  Income taxes - net of refunds              1,684                  779

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


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

3. Inventories consist of the following:

                                     September 30,     December 31,
                                          2002             2001
                                         (Dollars in Thousands)

   Raw materials and parts             $ 17,580          $ 13,646
   Work in process                       18,528            12,837
   Finished products (primarily
     replacement parts)                  75,457            75,525
                                       --------          --------

                                       $111,565          $102,008


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. Stock options outstanding were not included in the diluted net loss per share calculations because they did not have a dilutive effect. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                            Quarters Ended            Nine Months Ended
                            September 30,               September 30,
                          2002          2001          2002          2001
                                   (Dollars in Thousands, Except
                                        Per Share Amounts)
Basic and Diluted

 Net loss              $   (2,026)   $   (3,438)   $   (6,869)   $  (14,064)


 Weighted average
  shares outstanding    1,435,600     1,435,600     1,435,600     1,435,600


 Net loss per share    $    (1.41)   $    (2.39)   $    (4.78)   $    (9.80)


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

                               Quarters Ended            Nine Months Ended
                                September 30,              September 30,
                              2002        2001           2002        2001
                           (Dollars In Thousands, Except Per Share Amounts)

Reported net loss           $ (2,026)   $ (3,438)      $ (6,869)   $(14,064)
Goodwill amortization              -         540              -       1,621
Trademarks/Trade Names
 amortization                      -         121              -         363
                            ________    ________       ________    ________

Adjusted net loss           $ (2,026)   $ (2,777)      $ (6,869)   $(12,080)


Basic and diluted loss
 per share:
   Reported net loss        $  (1.41)   $  (2.39)      $  (4.78)   $  (9.80)
   Goodwill amortization           -         .38              -        1.13
   Trademarks/Trade Names
    amortization                   -         .08              -         .25
                            ________    ________       ________    ________
   Adjusted net loss
    per share               $  (1.41)   $  (1.93)      $  (4.78)   $  (8.42)


   Intangible assets consist of the following:

                              September 30, 2002         December 31, 2001
                            Gross                      Gross
                           Carrying   Accumulated     Carrying   Accumulated
                            Amount    Amortization     Amount    Amortization
                                        (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500    $ (6,400)      $ 25,500    $ (5,443)
   Bill of material
    listings                  2,856        (717)         2,856        (610)
   Software                   2,288      (1,148)         2,288        (977)
                           ________    ________       ________    ________

                           $ 30,644    $ (8,265)      $ 30,644    $ (7,030)


Unamortized intangible
 assets:
   Trademarks/Trade Names  $ 12,436                   $ 12,436
   Intangible pension
    asset                     3,551                      3,551
                           ________                   ________

                           $ 15,987                   $ 15,987


   The aggregate amortization expense for the quarter and nine months ended September 30, 2002 was $412,000 and $1,235,000, respectively. The estimated annual amortization expense in each of the next five years is $1,647,000.

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

7. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated condensed basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. The Company has determined that it is not practicable to allocate goodwill, intangible assets and deferred income taxes to the Guarantor Subsidiaries and Other Subsidiaries. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.



                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                     Quarter Ended September 30, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $ 36,201     $ 12,743       $ 42,412      $(15,459)     $ 75,897
  Other income                    490            1            249          (663)           77
                             ________     ________       ________      ________      ________

                               36,691       12,744         42,661       (16,122)       75,974
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        29,426       12,629         33,670       (14,527)       61,198
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    5,877          487          4,053             -        10,417
  Interest expense              4,880          368            168          (663)        4,753
                             ________     ________       ________      ________      ________

                               40,183       13,484         37,891       (15,190)       76,368
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (3,492)        (740)         4,770          (932)         (394)
Income taxes (benefit)           (345)          19          1,958             -         1,632
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (3,147)        (759)         2,812          (932)       (2,026)

Equity in net earnings of
  consolidated subsidiaries     2,053            -              -        (2,053)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (1,094)    $   (759)      $  2,812      $ (2,985)     $ (2,026)




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



                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                   Nine Months Ended September 30, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $109,610     $ 38,200       $112,752      $(44,608)     $215,954
  Other income                  2,537            2            667        (2,988)          218
                             ________     ________       ________      ________      ________

                              112,147       38,202        113,419       (47,596)      216,172
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold        90,348       36,872         90,688       (42,854)      175,054
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   17,123        1,462         12,097             -        30,682
  Interest expense             14,245        1,018          1,753        (2,988)       14,028
                             ________     ________       ________      ________      ________

                              121,716       39,352        104,538       (45,842)      219,764
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries    (9,569)      (1,150)         8,881        (1,754)       (3,592)
Income taxes (benefit)            (84)          18          3,343             -         3,277
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries    (9,485)      (1,168)         5,538        (1,754)       (6,869)

Equity in net earnings of
  consolidated subsidiaries     4,370            -              -        (4,370)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (5,115)    $ (1,168)      $  5,538      $ (6,124)     $ (6,869)



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



                                Bucyrus International, Inc. and Subsidiaries
                                  Consolidating Condensed Balance Sheets
                                            September 30, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $  1,225       $  6,139      $       -     $  7,364
  Receivables                  14,886        8,234         28,634              -       51,754
  Intercompany receivables     90,324          270         20,985       (111,579)           -
  Inventories                  65,166        8,553         43,370         (5,524)     111,565
  Prepaid expenses and
    other current assets        2,653          839          6,135              -        9,627
                             ________     ________       ________      _________     ________

  Total Current Assets        173,029       19,121        105,263       (117,103)     180,310

OTHER ASSETS:
  Restricted funds on deposit     772            -            734              -        1,506
  Goodwill - net               55,660            -              -              -       55,660
  Intangible assets - net      38,366            -              -              -       38,366
  Other assets                 10,419            -          1,400              -       11,819
  Investment in subsidiaries    8,759            -              -         (8,759)           -
                             ________     ________       ________      _________     ________

                              113,976            -          2,134         (8,759)     107,351

PROPERTY, PLANT AND
 EQUIPMENT - net               47,281        7,040         10,212              -       64,533
                             ________     ________       ________      _________     ________

                             $334,286     $ 26,161       $117,609      $(125,862)    $352,194


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 42,634     $  2,557       $ 14,592      $    (660)    $ 59,123
  Intercompany payables           409       31,205         75,046       (106,660)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,796            -          3,166              -        5,962
  Income taxes                    264           17          2,715              -        2,996
  Borrowings under revolving
    credit facilities
    and other short-term
    obligations                63,672            -              -              -       63,672
  Current maturities of
    long-term debt                187           44            244              -          475
                             ________     ________       ________      _________     ________

  Total Current Liabilities   109,962       33,823         95,763       (107,320)     132,228

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,576            -            382              -       12,958
  Deferred expenses, pension
    and other                  26,164          244            995              -       27,403
  Interest payable to Holdings 16,593            -              -              -       16,593
                             ________     ________       ________      _________     ________

                               57,333          244          1,377              -       58,954

LONG-TERM DEBT, less
  current maturities          150,000        1,214          2,590              -      153,804

COMMON SHAREHOLDERS'
  INVESTMENT                   16,991       (9,120)        17,879        (18,542)       7,208
                             ________     ________       ________      _________     ________

                             $334,286     $ 26,161       $117,609      $(125,862)    $352,194



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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 30,732     $  2,533       $ 14,730      $    (235)    $ 47,760
  Intercompany payables            44       27,771         60,532        (88,347)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,800          522          2,686              -        6,008
  Income taxes                    234           29            942              -        1,205
  Borrowings under revolving
    credit facilities and
    other short-term
    obligations                     -            -            566              -          566
  Current maturities of
    long-term debt                237            8            487              -          732
                             ________     ________       ________      _________     ________

  Total Current Liabilities    34,047       30,863         79,943        (88,582)      56,271

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,863            -            414              -       13,277
  Deferred expenses,
    pension and other          32,032          249          1,494              -       33,775
  Interest payable to
    Holdings                   11,062            -              -              -       11,062
                             ________     ________       ________      _________     ________

                               57,957          249          1,908              -       60,114

LONG-TERM DEBT, less
  current maturities          213,226          352          8,610              -      222,188

COMMON SHAREHOLDERS'
  INVESTMENT                   25,201       (7,952)        15,055        (15,132)      17,172
                             ________     ________       ________      _________     ________

                             $330,431     $ 23,512       $105,516      $(103,714)    $355,745



                                Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   Nine Months Ended September 30, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (5,859)    $  1,843       $  6,695      $      -      $  2,679
                             ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
(Increase) decrease
  in restricted funds
  on deposit                     (730)           -           (194)            -          (924)
Proceeds from sale of
  The Principal Financial
  Group shares                  2,974            -              -             -         2,974
Purchases of property,
  plant and equipment          (1,627)      (1,544)          (896)            -        (4,067)
Proceeds from sale of
  property, plant and
  equipment                        27            -            141             -           168
Net proceeds from sale and
  leaseback transaction         6,657            -              -             -         6,657
                             ________     ________       ________      ________      ________

Net cash provided by (used
  in) investing activities      7,301       (1,544)          (949)            -         4,808
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net proceeds from (repayments
  of) revolving credit
  facilities                      572            -         (5,732)            -        (5,160)
Net increase (decrease)
  in long-term debt and
  other bank borrowings          (176)         898         (1,097)            -          (375)
Payment of refinancing
  expenses                     (1,838)           -           (101)            -        (1,939)
                             ________     ________       ________      ________      ________

Net cash provided by
  (used in) financing
  activities                    (1,442)         898         (6,930)            -        (7,474)
                              ________     ________       ________      ________      ________

Effect of exchange rate
  changes on cash                    -            -            133             -           133
                              ________     ________       ________      ________      ________
Net increase (decrease) in
  cash and cash equivalents          -        1,197         (1,051)            -           146
Cash and cash equivalents
  at beginning of period             -           28          7,190             -         7,218
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $  1,225       $  6,139      $      -      $  7,364



                                Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   Nine Months Ended September 30, 2001
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $(10,461)    $    183       $   (241)     $      -      $(10,519)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease (increase)
  in restricted funds
  on deposit                      350            -           (312)            -            38
Purchases of property,
  plant and equipment          (1,342)        (192)          (876)            -        (2,410)
Proceeds from sale of
  property, plant and
  equipment                        17            -            530             -           547
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities           (975)        (192)          (658)            -        (1,825)
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities            10,675            -           (421)            -        10,254
Net increase (decrease)
  in long-term debt and
  other bank borrowings          (332)           -             16             -          (316)
Capital contribution from
  Bucyrus Holdings, LLC         1,093            -              -             -         1,093
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) financing
  activities                   11,436            -           (405)            -        11,031
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (559)            -          (559)
                             ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents              -           (9)        (1,863)            -        (1,872)
Cash and cash equivalents
  at beginning of period            -           36          6,912             -         6,948
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     27       $  5,049      $      -      $  5,076



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and nine months ended September 30, 2002 and 2001.

   In connection with acquisitions involving the Company in 1997, assets and liabilities have been adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 2002 and December 31, 2001 were as follows:
                               September 30,     December 31,
                                   2002              2001
                                   (Dollars in Thousands)

   Working capital               $ 48,082          $114,336
   Current ratio                 1.4 to 1          3.0 to 1

   The decrease in working capital and current ratio in 2002 was primarily due to the classification of borrowings under the Company's Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") at September 30, 2002 as a current liability since these borrowings are due January 2, 2003. At December 31, 2001, borrowings under the Company's previous credit agreement were classified as long-term debt. Also, fees payable to American Industrial Partners of $5,452,000 under a management services agreement are included in current liabilities at September 30, 2002. At December 31, 2001, these accrued fees totalled $4,364,000 and were classified as long-term. Payment of these fees is subject to certain restrictions in the Loan and Security Agreement.

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

                         Quarters Ended              Nine Months Ended
                         September 30,                 September 30,
                      2002           2001           2002           2001
                                   (Dollars in Thousands)
Loss before
 income taxes      $   (394)      $ (1,706)      $ (3,592)        $(11,739)
Non-cash expenses:
 Depreciation         2,585          2,773          7,924            8,399
 Amortization         1,308          1,331          3,314            4,083
 (Gain) loss on
  sale of fixed
  assets                  3             14             (5)             745
Interest expense      4,753          5,220         14,028           15,962
                   --------       --------       --------         --------

Adjusted EBITDA    $  8,255       $  7,632       $ 21,669         $ 17,450


   On March 7, 2002, the Company entered into the Loan and Security
Agreement which provided the Company with an $85,000,000 senior secured revolving credit facility. Provisions in the Loan and Security Agreement have reduced the maximum availability to $82,000,000 at September 30, 2002. The Loan and Security Agreement expires on January 2, 2003. Outstanding borrowings bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings under the Loan and Security Agreement at September 30, 2002 were $63,672,000 at a weighted average interest rate of 5.7% and were classified as a current liability. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the Company's previous credit agreement with Bank One, Wisconsin (the "Credit Agreement") and under the Bucyrus Canada Limited revolving term loan (see below). Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At September 30, 2002, the amount available for borrowings under the Loan and Security Agreement was $10,198,000. This amount must be reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and
September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings agreed as part of the Loan and Security Agreement, and previously the Credit Agreement, to defer the receipt of interest on these Senior Notes during the life of the two agreements. At September 30, 2002 and December 31, 2001, $16,593,000 and $11,062,000, respectively, of interest was accrued and payable to Holdings. An amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings. In addition, during the second quarter of 2001, Holdings made a cash capital contribution to the Company in the amount of $1,093,000.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). At September 30, 2002, the Company was in compliance with all covenants.

   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a new C$3,510,000 mortgage loan on its facility.
The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The balance outstanding at September 30, 2002 was C$3,457,000. Previously, Bucyrus Canada Limited had a C$15,000,000 credit facility with The Bank of Nova Scotia. On March 7, 2002, the outstanding balance of C$9,083,000 under the C$10,000,000 revolving term loan portion of this facility was paid in full with proceeds from the Loan and Security Agreement. On April 30, 2002, Bucyrus Canada Limited paid the remaining non-revolving term loan portion in full with proceeds from the new mortgage loan. The mortgage loan contains a number of financial covenants which, among other items, require the Company to maintain certain financial ratios on an annual basis. At September 30, 2002, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   Operating Losses

   The Company is highly leveraged and low sales volumes in recent years have had an adverse effect on the Company's liquidity. While the Company believes that current levels of cash and liquidity, together with funds generated by operations and funds available from the Loan and Security Agreement, will be sufficient to permit the Company to satisfy its debt service requirements and fund operating activities for the foreseeable future, there can be no assurances to this effect and the Company continues to closely monitor its operations. The Company is currently in discussions with various existing parties to the Loan and Security Agreement as well as several other financial institutions. The Company's current plan is to finalize these discussions and sign a new multi-year credit facility in mid December of 2002.

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

   Capital Resources

   At September 30, 2002, the Company had approximately $1,073,000 of open capital appropriations. The Company's capital expenditures for the nine months ended September 30, 2002 were $4,067,000 compared with $2,410,000 for the nine months ended September 30, 2001. Included in capital expenditures for the first nine months of 2002 are amounts related to the construction of a new facility in Gillette, Wyoming. In the near term, the Company anticipates reducing the level of its capital expenditures to the 2001 level.

Capitalization

   The long-term debt to equity ratio at September 30, 2002 and December 31, 2001 was 21.3 to 1 and 12.9 to 1, respectively. The long-term debt to total capitalization ratio at September 30, 2002 and December 31, 2001 was .7 to 1 and .9 to 1, respectively. If borrowings under the Loan and Security Agreement were classified as long-term, the long-term debt to equity ratio and long-term debt to total capitalization ratio at September 30, 2002 would have been 30.2 to 1 and 1.0 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and nine months ended September 30, 2002 were $75,897,000 and $215,954,000, respectively, compared with $82,219,000 and
$214,567,000 for the quarter and nine months ended September 30, 2001, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 2002 were $66,884,000 and $181,500,000, respectively, which is an increase of .5% and 7.7% from the quarter and nine months ended September 30, 2001, respectively. Net machine sales for the quarter and nine months ended September 30, 2002 were $9,013,000 and $34,454,000, respectively, which is a decrease of 42.6% and 25.2% from the quarter and nine months ended September 30, 2001, respectively. The changes between periods were primarily due to fluctuations in volume.

   Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 2002 was $61,198,000 or 80.6% of net sales compared with $68,679,000 or 83.5% of net sales for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, cost of products sold was $175,054,000 or 81.1% of net sales compared with $179,453,000 or 83.6% of net sales for the nine months ended September 30, 2001. The reduction in cost of products sold as a percentage of net sales for 2002 was primarily due to the improved mix of aftermarket sales. Also included in cost of products sold for the nine months ended September 30, 2002 and 2001 was $3,823,000 and $3,932,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company in 1997.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended September 30, 2002 were $10,417,000 or 13.7% of net sales compared with $10,108,000 or 12.3% of net sales for the quarter ended September 30, 2001. The amounts for the nine months ended September 30, 2002 and 2001 were $30,682,000 or 14.2% of net sales and $31,193,000 or 14.5%
of net sales, respectively. Included in the amount for the nine months ended September 30, 2001 was $745,000 of losses on disposals of fixed assets. Also, as a result of the adoption of SFAS 142, goodwill and intangible asset amortization expense decreased by $661,000 and $1,984,000 for the quarter and nine months ending September 30, 2002, respectively.

   Interest Expense

   Interest expense for the quarter and nine months ended September 30, 2002 was $4,753,000 and $14,028,000, respectively, compared with $5,220,000 and $15,962,000 for the quarter and nine months ended September 30, 2001, respectively. The decrease in interest expense in 2002 was primarily due to reduced interest rates on revolver borrowings. Included in interest expense for the quarters and nine months ended September 30, 2002 and 2001 was $3,656,000 and $10,969,000, respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarters and nine months ended September 30, 2002 and 2001 includes $1,844,000 and $5,531,000, respectively, related to the Senior Notes acquired by Holdings. Holdings agreed as part of the Loan and Security Agreement, and previously the Credit Agreement, to defer the receipt of interest on these Senior Notes during the life of the two agreements.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, the Company recorded a federal income tax benefit of $421,000 in the third quarter of 2002 related to the carryback of a portion of the 2001 alternative tax net operating loss to obtain a refund of the entire alternative minimum tax paid for 2000.

   Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 2002 was $2,026,000 and $6,869,000, respectively, compared with a net loss of $3,438,000 and $14,064,000 for the quarter and nine months ended September 30, 2001, respectively. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 2002 were $3,893,000 and $11,238,000, respectively, compared with $4,104,000 and $12,482,000, respectively, for the quarter and nine months ended September 30, 2001.

   New Orders and Backlog

   New orders for the quarter and nine months ended September 30, 2002 were $143,553,000 and $276,100,000, respectively, compared with $92,170,000 and
$309,574,000 for the quarter and nine months ended September 30, 2001, respectively. New machine orders for the quarter and nine months ended September 30, 2002 were $15,842,000 and $40,011,000, respectively, compared with $48,738,000 and $60,063,000 for the quarter and nine months ended September 30, 2001, respectively. Copper prices remain at low levels compared to the mid 1990's which has negatively impacted demand for the Company's machines. During the third quarter of 2001, the Company received orders for electric mining shovels to be used in the oil sands area of Western Canada and in coal mining. New repair parts and service orders for the quarter and nine months ended September 30, 2002 were $127,711,000 and $236,089,000, respectively, compared with $43,432,000 and $249,511,000 for the quarter and nine months ended September 30, 2001, respectively. The increase for the quarter ended September 30, 2002 was primarily due to orders received related to two maintenance and repair contracts.

   The Company's consolidated backlog on September 30, 2002 was $289,898,000 compared with $229,752,000 at December 31, 2001 and $259,415,000 at
September 30, 2001. Machine backlog at September 30, 2002 was $38,095,000, compared with $32,538,000 at December 31, 2001 and $36,864,000 at
September 30, 2001. Repair parts and service backlog at September 30, 2002 was $251,803,000, compared with $197,214,000 at December 31, 2001 and
$222,551,000 at September 30, 2001. A portion of this backlog is related to multi-year contracts which will generate revenue in future years.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in its weighted average interest rate at September 30, 2002 would have the effect of changing the Company's interest expense on an annual basis by approximately $400,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at September 30, 2002, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.



                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

   Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President-Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Vice President-Finance and Secretary concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

   Changes in Internal Controls

   There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.



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



                                  PART II
                             OTHER INFORMATION


  Item 1. Legal Proceedings.

          Not applicable.

  Item 2. Changes in Securities and Use of Proceeds.

          Not applicable.

  Item 3. Defaults Upon Senior Securities.

          Not applicable.

  Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the quarter covered by this Report.

  Item 5. Other Matters.

          Not applicable.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the third quarter of 2002.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 11, 2002          /s/Craig R. Mackus
                                   Craig R. Mackus
                                   Vice President-Finance and Secretary
                                   Principal Accounting Officer


Date    November 13, 2002          /s/Theodore C. Rogers
                                   Theodore C. Rogers
                                   Chief Executive Officer




I, Theodore C. Rogers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bucyrus
   International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/Theodore C. Rogers
Theodore C. Rogers
Chief Executive Officer




I, Craig R. Mackus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bucyrus
   International, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


/s/Craig R. Mackus
Craig R. Mackus
Vice President-Finance and Secretary



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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