Form 10-K
period 2002-12-31
BUCYRUS INTERNATIONAL INC
filed 2003-03-31
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

   (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

   As of June 30, 2002 and March 26, 2003, 1,435,600 shares of common stock of the Registrant were outstanding. Of the total outstanding shares of common stock on June 30, 2002 and March 26, 2003, 1,430,300 were held of record by Bucyrus Holdings, LLC, which is controlled by American Industrial Partners Capital Fund II, L.P. and may be deemed an affiliate of Bucyrus International, Inc., and 4,800 shares were held by directors and officers of the Company. There is no established public trading market for such stock.

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

Industry Overview

   The large-scale surface mining equipment manufactured and serviced by the Company is used primarily in coal, copper, oil sands and iron ore mines throughout the world. Growth in demand for these commodities is a function of, among other things, population growth and continuing improvements in standards of living in many areas of the world. The market for new surface mining equipment is cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is more stable because these expensive, complex machines are typically kept in continuous operation for 15 to 30 years and require regular maintenance and repair throughout their productive lives.

   The largest markets for this mining equipment have been in Australia, Canada, China, India, South Africa, South America and the United States. Together, these markets typically account for approximately 90% of all new machines sold, although in any given year markets in other regions may assume greater importance.

Markets Served

   The Company's products are used in a variety of different types of mining operations, including coal, copper, iron ore, gold, phosphate, bauxite, diamonds and oil sands, as well as for land reclamation. The Company manufactures surface mining equipment primarily for large companies and certain governmental entities engaged in mining throughout the world. Until the late 1980's, coal mining accounted for the largest percentage of industry demand for the Company's machines, and it continues to be one of the largest users of replacement parts and services. Since then, however, copper and more recently oil sands mining operations have accounted for an increasing share of new machine sales.

        Copper. The copper industry has seen a consolidation of large producers in recent years. A number of the smaller North American high-cost producers closed their facilities as new mines in South America started producing copper at lower costs. The price of copper dropped to an eleven-year low in early 1999 but increased later in 1999 and during 2000 due to increasing world demand. In 2001, the price of copper dropped again due to reduced demand and increased inventory levels. Copper prices have recovered in recent months and are forecasted to increase in 2003.

        Oil Sands. A unique geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Although these sands were discovered many years ago, oil companies did not actively pursue exploiting these potential oil reserves in earnest until the Arab oil embargo of 1973. Various methods to mine the sands, separate the oil from the sands and process the resultant bitumen into crude oil were tried between 1973 and 1993 with varying degrees of success. The commercial viability of mining these reserves remained in question until two pioneering companies began employing electric mining shovels to exploit these reserves. Since the implementation of these new extraction methods, the cost to produce a barrel of oil has dropped to less than $10. This has made the exploitation of these reserves very economical. Since 1993, both companies have engaged in major expansions of their previous operations. There is further expansion planned and numerous additional entities are in the permitting stage or considering future development. The Company expects that the Athabasca oil sands will evolve into a major market for electric mining shovels in years to come.

        Coal.   There are two types of coal: steam coal used to generate
   electricity and coking coal used in the process of producing steel. The largest producers are China, the United States, India, Australia, Russia and South Africa. In the United States, environmental legislation has caused demand for high sulfur coal to be reduced, particularly in the eastern United States. The result has been the idling of numerous mines. Demand for low sulfur coal mined in the western United States, primarily the Powder River Basin area in Wyoming, has increased significantly. Draglines and mining shovels are used to extract coal in the western United States, increasing potential demand for the Company's parts and service. In addition, demand for coal has improved due to increases in the price of oil and natural gas in recent years.

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

        Rotary Blasthole Drills. Many surface mines require breakage or blasting of rock, overburden, or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The average life of a blasthole drill is approximately 15 years.

        The Company offers a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $600,000 to $2,800,000 per drill, depending on machine size and variable features.

        Electric Mining Shovels. Mining shovels are primarily used to load coal, copper ore, iron ore, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels, electric and hydraulic. Electric mining shovels are able to handle larger shovels or "dippers", allowing them to load greater volumes of rock and minerals, while hydraulic shovels are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined as compared to hydraulic shovels. Its use is determined by size of operation, the availability of electricity and expected mine life. The Company manufactures only electric mining shovels. The average life of an electric mining shovel is approximately 20 years.

        Electric mining shovels are characterized in terms of hoisting capability and dipper capacity. The Company offers a full line of electric mining shovels, with available hoisting capability of up to 120 tons for the 495 model shovel. Dipper capacities range from 12 to 80 or more cubic yards. Prices range from approximately $3,000,000 to approximately $10,000,000 per shovel.

        Draglines. Draglines are primarily used to remove overburden, which is the earth located over a coal or mineral deposit, by dragging a large bucket through the overburden, carrying it away and depositing it in a "spoil pile". The Company's draglines weigh from 500 to 7,500 tons, and are typically described in terms of their "bucket size", which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $10,000,000 to over $70,000,000 per dragline. The average life of a dragline is 20 to 30 years.

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

   To meet the increasing aftermarket demands of large mining customers, the Company offers comprehensive MARCs. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. MARCs are highly beneficial to the Company's mining customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. MARCs typically have terms of three to five years with standard termination and renewal provisions, although some contracts allow termination by the customer for any cause. New mines in areas such as Argentina, Australia, Canada, Chile and Peru are the Company's primary targets for MARCs because it is difficult and expensive for mining companies to establish the necessary infrastructures for ongoing maintenance and repair in remote locations.

Acquisition

   On April 30, 1999, the Company's wholly-owned subsidiary, Bucyrus Canada Limited, consummated the acquisition of certain assets of Bennett & Emmott
(1986) Ltd. ("Bennett & Emmott"), a privately owned Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. In addition to the surface mining industry, Bennett & Emmott serviced a large number of customers in the pulp and paper, sawmill, oil and natural gas industries in Western Canada, the Northwest Territories and the Yukon. The company provides design and manufacturing services, as well as in-house and field repair and testing of electrical and mechanical equipment. Bennett & Emmott also distributes compressors, generators and related products. This acquisition strengthened the Company's position in the oil sands area of Western Canada.

Customers

   The Company does not consider itself dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2002, 2001 and 2000, one customer accounted for approximately 12%, 11% and 11%, respectively, of the Company's consolidated net sales.

Marketing, Distribution and Sales

   In the United States, new mining machinery is primarily sold directly by Company personnel. Outside of the United States, new equipment is sold by Company personnel, through independent sales representatives and through the Company's subsidiaries and offices located in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. Aftermarket parts and services are primarily sold directly by Company personnel and through independent sales representatives, the Company's foreign subsidiaries and offices and Minserco. The Company believes that marketing through its own global network of subsidiaries and offices offers better customer service and support by providing customers with direct access to the Company's technological and engineering expertise.

   Typical payment terms for new equipment require a down payment, and invoicing is generally done as the machine is completed such that a substantial portion of the purchase price is received by the time shipment is made to the customer. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order. During 2002, price increases from inflation had a relatively minor impact on the Company's reported net sales; however, the strong United States dollar continues to negatively affect net sales reported by certain of the Company's foreign subsidiaries.

Foreign Operations

   A substantial portion of the Company's net sales and operating earnings is attributable to operations located outside the United States. Over the past five years, over 80% of the Company's new machine sales have been in international markets. The Company's foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totalled $212,669,000 in 2002, $209,108,000 in 2001 and $213,972,000 in 2000.
Approximately $199,234,000 or 81.1% of the Company's backlog of firm orders at December 31, 2002 represented orders for export sales compared with $201,872,000 or 88% at December 31, 2001 and $148,258,000 or 90% at
December 31, 2000.

   The Company's largest foreign markets are in Australia, Canada, Chile, China, India, Peru and South Africa. The Company also employs direct marketing strategies in developing markets such as Indonesia, Jordan, Mauritania and Russia. In recent years, Australia and South Africa have emerged as strong producers of coking coal. Chile and Peru are producers of copper. The Company expects that India, Russia and China will become major coal producing regions in the future. In India, the world's second most populous country, the demand for coal as a major source of energy is expected to increase substantially over the next several decades.

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

   Further segment and geographical information is included in ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Competition

   There are a limited number of manufacturers of new surface mining equipment. The Company is one of two manufacturers of electric mining shovels and draglines. The Company's only competitor in electric mining shovels and draglines is the P&H division of Joy Global, Inc., although electric mining shovels may also compete against hydraulic shovels of which there are primarily four other manufacturers. In rotary blasthole drills, the Company competes with at least three other manufacturers, including the P&H Division of Joy Global, Inc. Methods of competition are diverse and include capital cost, operating costs, product productivity, design and performance, reliability, service, delivery, financing terms and other commercial factors.

   For most owners of the Company's machines, the Company is the primary replacement source for large, highly engineered, integral components; however, the Company encounters intense competition for sales of generally smaller, less sophisticated, consumable replacement parts and repair services in certain markets. The Company's competition in parts sales consists primarily of independent firms called "will-fitters" that produce copies of the parts manufactured by the Company and other original equipment manufacturers. These copies are generally sold at lower prices than genuine parts produced by the manufacturer.

   The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company possesses clear non-price advantages over will-fitters. The Company's engineering and manufacturing technology and marketing expertise exceed that of its will-fit competitors, who are in many cases unable to duplicate the exact specifications of genuine Bucyrus parts. Moreover, use of parts not manufactured by the Company can void the warranty on a new Bucyrus machine, which generally runs for one year, with certain components being warranted for longer periods.

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

   The Company manufactures and sells replacement parts and components and provides comprehensive aftermarket service for its entire line of mining machinery. The Company's large installed base of surface mining machinery provides a steady stream of parts sales due to the long useful life of the Company's machines, averaging 20 to 30 years for draglines, approximately
20 years for electric mining shovels and approximately 15 years for blasthole drills. Parts sales and aftermarket services comprise a substantial portion of the Company's net sales.

   Although a majority of the Company's operating profits are derived from sales of parts and services, the long-term prospects of the Company depend upon maintaining a large installed equipment base worldwide. Therefore, the Company remains committed to improving the design and engineering of its existing line of machines, as well as developing new products.

Backlog

   The backlog of firm orders was $245,695,000 at December 31, 2002 and $229,752,000 at December 31, 2001. Approximately 62% of the backlog at December 31, 2002 is not expected to be filled during 2003.

Inventories

   Inventories at December 31, 2002 were $114,312,000 compared with $102,008,000 at December 31, 2001. At December 31, 2002 and December 31, 2001, finished goods inventory (primarily replacement parts) totalled $80,986,000 and $75,525,000, respectively.

Patents, Licenses and Franchises

   The Company has a number of United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

   Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $6,512,000 in 2002, $5,900,000 in 2001 and $7,299,000 in 2000. All
engineering and product development costs are charged to Engineering and Field Service Expense as incurred.

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

Employees

   At December 31, 2002, the Company employed approximately 1,600 persons.
The four-year contract with the union representing hourly workers at the South Milwaukee, Wisconsin facility and the three-year contract with the union representing hourly workers at the Memphis, Tennessee facility expire in April, 2005 and September, 2005, respectively.

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

ITEM 3. LEGAL PROCEEDINGS AND OTHER CONTINGENCIES

Product Liability

   The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business.
The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

   To the date of this Report, the Company has been named as a co-defendant in 278 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

   The Company was one of 53 entities named by the United States
Environmental Protection Agency ("EPA") as potentially responsible parties ("PRPs") with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named as a result of allegations that it disposed of foundry sand at the site in the 1970's. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled with both with respect to its liability for past costs. In addition, 37 PRP's, including the Company, received Administrative Orders issued by the EPA pursuant to Section 106a of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company was one of eighteen parties responsible for a share of the cost of such work, and shared such cost per capita to date; however, such cost may be subject to reallocation. In 2002, final remedial work in the form of installation of a municipal golf course as cover was completed and the cost thereof was paid. EPA has certified completion and its approval thereof. The former remediation contractor, IT Corporation, commenced suit against the Millcreek Dumpsite Group, an unincorporated association including the Company and other cooperating Millcreek PRP's (the "Group"), for breach of contract claims in an amount in excess of $1,000,000. The Group is defending and negotiating settlement of IT's claim. At December 31, 2002, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance can be given to that effect.

   The Company has also been named as a PRP in two additional CERCLA matters. EPA named the Company as a PRP with respect to the clean up of the Chemical Recovery Systems, Inc. ("CRS") site in Elyria, Ohio. On December 20, 2002, EPA offered the Company a de minimis settlement in the amount of $6,800 to resolve its liabilities under CERCLA Sections 106, 107 and 113. The Company accepted EPA's settlement offer and is awaiting notification from EPA that the settlement is effective. As of December 31, 2002, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance can be given to that effect.

   EPA also named the Company as a PRP in the Tremont City, Ohio, Landfill matter. The EPA identified the Company as a PRP based upon past operations of The Marion Power Shovel Company, the assets of which the Company acquired in 1997. The Company responded that it had not operated The Marion Power Shovel Company, that the periods of operation of the Tremont City Landfill expired many years prior to 1997 and that, accordingly, the Company had none of the information requested by EPA. The Company gave notice of this matter and potential claim to the sellers under indemnification provisions of the Asset Purchase and Sale Agreement. In 2002, the Company received notice that the sellers had filed Chapter 11 Bankruptcy. The Company has filed timely claims in that proceeding. Although the Company has not regarded, and does not regard, this site as presenting a material contingent liability, there can be no assurances to that effect because EPA has not responded to the Company nor has EPA withdrawn its identification of the Company as a PRP.

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

   The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its cleanup liabilities with respect to these sites and it does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company cannot, however, guarantee that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can the Company guarantee that it will not incur cleanup liability in the future with respect to sites formerly or presently owned or operated by the Company, or with respect to off-site disposal locations, the costs of which could be material.

   While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its capital expenditures, results of operations or competitive position.

Other

   The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2002.


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



ITEM 6.  SELECTED FINANCIAL DATA


                                                      Years Ended December 31,
                                  2002         2001        2000         1999        1998
                                        (Dollars In Thousands, Except Per Share Amounts)

Consolidated Statements of
 Operations Data:
  Net sales                     $289,598     $290,576    $280,443     $318,635    $315,838
  Net loss                      $(10,786)    $(10,463)   $(32,797)    $(22,575)   $ (8,264)
  Net loss per share of
   common stock:
    Basic                       $  (7.51)    $  (7.29)   $ (22.76)    $ (15.65)   $  (5.75)
    Diluted                     $  (7.51)    $  (7.29)   $ (22.76)    $ (15.65)   $  (5.75)
  Adjusted EBITDA (a)           $ 29,002     $ 31,236    $  9,583     $ 20,742    $ 35,967
  Cash dividends per
   common share                 $      -     $      -    $      -     $      -    $      -

Consolidated Balance
 Sheets Data:
  Total assets                  $346,878     $355,745    $367,766     $416,987    $417,195
  Long-term debt                $207,804     $222,188    $217,813     $214,009    $202,308

(a) Earnings before interest expense, income taxes, depreciation, amortization, (gain) loss on sale of fixed assets, loss on fixed asset impairment and inventory fair value adjustment charged to cost of products sold.  Adjusted EBITDA for the year ended December 31, 2001 includes $8,704,000 of income from the sale of shares the Company received as a result of the demutualization of The Principal
    Financial Group.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition

   In connection with acquisitions involving the Company in 1997, assets and liabilities were adjusted to their estimated fair values. The consolidated financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at December 31, 2002, 2001 and 2000 were as follows:

                                2002         2001         2000
                                     (Dollars in Thousands)

Working capital               $106,022     $114,336     $101,342
Current ratio                 2.5 to 1     3.0 to 1     2.4 to 1

   The decrease in working capital and current ratio in 2002 was primarily due to increased accounts payable and accrued expenses. The increase in working capital and current ratio in 2001 was primarily due to reduced accounts payable and the reclassification of borrowings under the revolving term loan at Bucyrus Canada Limited from current to long-term liabilities (see below).

   The Company is presenting below a calculation of earnings (loss) before interest expense, income taxes, depreciation, amortization and loss on sale of fixed assets ("Adjusted EBITDA"). Adjusted EBITDA is presented (i) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry; and (ii) because the Company is required to maintain certain minimum EBITDA levels as defined under the Loan and Security Agreement (and previously the Credit Agreement (see below)). EBITDA as defined under these agreements does not differ materially from Adjusted EBITDA as calculated below. The Adjusted EBITDA calculation is not an alternative to operating income under generally accepted accounting principles as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Loss Before Income Taxes to Adjusted EBITDA:

                                        Years Ended December 31,
                                  2002         2001         2000
                                        (Dollars in Thousands)

Loss before income taxes        $ (5,739)    $ (7,053)    $(29,732)
Depreciation                      10,666       11,240       11,393
Amortization                       4,748        5,414        5,821
Loss on sale of fixed assets         655          750            7
Interest expense                  18,672       20,885       22,094
                                ________     ________     ________

Adjusted EBITDA(1)(2)           $ 29,002     $ 31,236     $  9,583


   (1)  Adjusted EBITDA for the years ended December 31, 2002, 2001 and
2000 was reduced by restructuring charges of $1,308,000, $899,000 and $2,689,000, respectively, primarily related to severance payments and related matters.

   (2) Adjusted EBITDA for the year ended December 31, 2001 includes $8,704,000 of income from the sale of shares the Company received as a result of the demutualization of The Principal Financial Group (see below).

   On March 7, 2002, the Company entered into a Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") which provides the Company with an $85,000,000 senior secured revolving credit facility. On January 9, 2003, the Loan and Security Agreement was amended to reduce the maximum availability of the revolving credit facility to $76,000,000. The Loan and Security Agreement, as amended, expires on January 8, 2005. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the previous Credit Agreement and Bucyrus Canada Limited revolving term loan (see below). Outstanding borrowings under the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings at December 31, 2002 were $54,023,000 at a weighted average interest rate of 6.3% and were classified as long-term debt. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At March 26, 2003, the amount available for borrowings under the Loan and Security Agreement was $15,055,000. This amount must be reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company previously had a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provided the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility were at variable interest rates and were subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2001 were $63,100,000 at a weighted average interest rate of 5.3%.

   At December 31, 2002 and 2001, there were $2,199,000 and $1,200,000, respectively, of standby letters of credit outstanding under all Company bank facilities.

   The Company has outstanding $150,000,000 of its 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture among the Company, certain of its domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007 and interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as part of the Loan and Security Agreement, and previously the Credit Agreement, to defer the receipt of interest on these Senior Notes during the life of the two agreements. At December 31, 2002 and 2001, $18,436,000 and $11,062,000,
respectively, of interest was accrued and payable to Holdings. An amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings. In addition, in 2001 Holdings made a cash capital contribution to the Company in the amount of $1,093,000.

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

   The Loan and Security Agreement also contains a number of financial covenants that require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and (ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). Other covenants exist which limit the ability of the Company to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur contingent obligations; enter into joint ventures; enter into lease agreements; pay dividends and make other distributions; change its business; redeem the Senior Notes; and make capital expenditures. At December 31, 2002, the Company was in compliance with all covenants.

   The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to:
(i) incur additional indebtedness; (ii) pay dividends or make other distributions with respect to capital stock; (iii) make certain investments;
(iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. At December 31, 2002, the Company was in compliance with all covenants.

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

   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a new C$3,510,000 mortgage loan. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The balance outstanding at December 31, 2002 was C$3,425,000. The mortgage loan is collateralized by the land, buildings and certain building attachments owned by Bucyrus Canada Limited. The net book value of this collateral at December 31, 2002 was C$4,283,000. Previously, Bucyrus Canada Limited had a C$15,000,000 credit facility with The Bank of Nova Scotia. On March 7, 2002, the outstanding balance of C$9,083,000 under the C$10,000,000 revolving term loan portion of this credit facility was paid in full with proceeds from the Loan and Security Agreement. The balance outstanding under the revolving term loan portion at December 31, 2001 was C$9,125,000. On April 30, 2002, Bucyrus Canada Limited paid the remaining non-revolving term loan portion of the credit facility in full with proceeds from the new mortgage loan. The balance outstanding under the non-revolving term loan portion at December 31, 2001 was C$3,960,000. The new mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At December 31, 2002, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   Contractual Obligations and Commercial Commitments

   The following table sets forth the Company's contractual obligations and commercial commitments as of December 31, 2002:

                                                                     5 Years
                                    1 Year      2 - 3        4         and
                          Total     or Less     Years      Years    Thereafter
                                        (Dollars in Thousands)

Long-term debt          $208,235   $    431   $ 54,669   $    282   $152,853
Short-term
 obligations                 495        495          -          -          -
Operating leases and
 rental and service
 agreements               34,145      5,680      8,110      1,777     18,578
                        ________   ________   ________   ________   ________

Total                   $242,875   $  6,606   $ 62,779   $  2,059   $171,431

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

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Loan and Security Agreement and the Senior Notes Indenture, satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company continues to believe that future cash flows will be sufficient to recover the carrying value of its long-lived assets, including goodwill and other intangible assets.

   Capital Resources

   At December 31, 2002, the Company had approximately $831,000 of open capital appropriations. The Company's capital expenditures for the year ended December 31, 2002 were $5,457,000 compared with $4,127,000 for the year ended December 31, 2001. Included in capital expenditures for 2002 were amounts related to the construction of a new facility in Gillette, Wyoming. In the near term, the Company anticipates spending close to current levels.

Capitalization

   The long-term debt to total capitalization ratio at December 31, 2002 and 2001 was 1.0 to 1 and .9 to 1, respectively. Total capitalization is defined as total common shareholders' investment plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results of Operations

   Net Sales

   Net sales for 2002 were $289,598,000 compared with $290,576,000 for 2001.
Net sales of repair parts and services for 2002 were $242,047,000, which was an increase of 7.1% from 2001. Net machine sales for 2002 were $47,551,000, which was a decrease of 26.3% from 2001. The changes between periods were primarily due to fluctuations in volume. The decrease in machine sales for 2002 was primarily in blasthole drills and draglines.

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

   Cost of Products Sold

   Cost of products sold for 2002 was $233,516,000 or 80.6% of net sales compared with $243,791,000 or 83.9% of net sales for 2001 and $239,134,000 or
85.3% of net sales for 2000. The decrease in cost of products sold as a percentage of net sales for 2002 was primarily due to the improved mix of aftermarket sales. The decrease in the cost of products sold percentage for 2001 when compared to 2000 was primarily due to reduced warranty expense and favorable manufacturing variances resulting from higher manufacturing activity. Included in cost of products sold in 2000 was approximately $1,300,000 of costs associated with the closing of the manufacturing facility in Boonville, Indiana which was effective June 30, 2000. Cost of products sold in 2000 was reduced by a $1,800,000 favorable adjustment related to commercial issues. Also included in cost of products sold for 2002, 2001 and 2000 was $5,127,000, $5,248,000 and $5,038,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for 2002 were $43,449,000 or 15.0% of net sales compared with $42,095,000 or 14.5% of net sales in 2001 and $50,161,000 or 17.9% of net sales in 2000. Included in the amounts for 2002 and 2001 was $655,000 and $750,000, respectively, of losses on disposals of fixed assets. Also, due to a reduction in new orders, the Company continues to reduce a portion of its manufacturing production workforce through layoffs and reduce the number of its salaried employees. As a result, restructuring charges of $1,308,000, $899,000 and $2,689,000 were included in the amounts for 2002, 2001 and 2000, respectively. These charges primarily related to severance payments and related matters. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible asset amortization expense decreased by $2,645,000 in 2002 when compared to 2001. This decrease was partially offset by an increase in expenses related to the Loan and Security Agreement.

   Interest Expense

   Interest expense for 2002 was $18,672,000 compared with $20,885,000 for 2001 and $22,094,000 for 2000. The decrease in interest expense in 2002 when compared to 2001 was primarily due to declining interest rates and reduced borrowings under the Loan and Security Agreement and Revolving Credit Facility. The decrease in interest expense in 2001 when compared to 2000 was primarily due to declining interest rates on borrowings under the Revolving Credit Facility. Included in interest expense for 2002, 2001 and 2000 was $14,625,000 related to the Senior Notes. The interest expense in 2002, 2001 and 2000 on the Senior Notes includes $7,374,000, $7,374,000 and $5,859,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement, and previously the Credit Agreement, to defer the receipt of interest on these Senior Notes during the life of the two agreements.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates. For United States tax purposes, the Company recorded a federal income tax benefit of $421,000 in 2002 related to the carryback of a portion of the 2001 alternative tax net operating loss to obtain a refund of the entire alternative minimum tax paid for 2000.

   Net Loss

   The net loss for 2002 was $10,786,000 compared with net losses of $10,463,000 for 2001 and $32,797,000 for 2000. The net loss in 2001 was reduced by $8,704,000 of income from the sale of shares of The Principal Financial Group. Excluding the effects of this sale of shares, the reduced net loss in 2002 when compared to 2001 was primarily due to the improved mix of aftermarket sales. The improvement in 2001 when compared to 2000 was due to the aforementioned sale of shares and improvements in margin as a result of increased volume and cost reduction efforts. Non-cash depreciation and amortization charges were $15,414,000 in 2002 compared with $16,654,000 in 2001 and $17,214,000 in 2000.

   New Orders and Backlog

   New orders for 2002 were $305,541,000, which was a decrease of 14.2% from 2001. New machine orders for 2002 were $49,442,000, which was a decrease of 33.4% from 2001. The decrease was primarily in electric mining shovels. Copper prices remain at low levels compared to the mid 1990's which has negatively impacted demand for the Company's machines. However, the Company did receive an order in 2002 for a walking dragline to be used in coal mining in North Dakota. New repair parts and service orders for 2002 were $256,099,000, which was a decrease of 9.1% from 2001. New repair parts and service orders in 2001 included two long-term maintenance and repair contracts, a machine move and a long-term mining contract. Revenues related to these contracts will be recognized over multiple years.

   The Company's consolidated backlog at December 31, 2002 was $245,695,000 compared with $229,752,000 at December 31, 2001 and $164,408,000 at
December 31, 2000. Machine backlog at December 31, 2002 was $34,429,000, which is an increase of 5.8% from December 31, 2001. Repair parts and service backlog at December 31, 2002 was $211,266,000, which is an increase of 7.1% from December 31, 2001. A portion of this backlog is related to multi-year contracts which will generate revenue in future years.

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

   At December 31, 2002, a sensitivity analysis was performed for the debt obligations that have interest rate risk. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 2002 would have the effect of changing the Company's interest expense on an annual basis by approximately $300,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flow. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations.

   Based on the Company's derivative instruments outstanding at December 31, 2002, a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.

   New Accounting Pronouncements

   In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. Interpretation No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not completed its evaluation of Interpretation No. 45 and has not assessed the impact the adoption may have on its financial position, results of operations or cash flows.

   Critical Accounting Policies and Estimates

   The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their affects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using estimates.

   The following are the accounting policies that most frequently require the Company to make estimates and judgements and are critical to understanding the Company's financial condition, results of operations and cash flows:

   Revenue Recognition - Revenue from long-term sales contracts, such as for the manufacture of Company machines, is recognized using the percentage-of-completion method. The Company also has long-term maintenance and repair contracts with customers to supply parts and service over a period of years. Revenue is recognized in the period in which the parts are supplied or services provided. The customer is billed monthly and deferred revenues are recorded based on payments received. Revenue from all other types of sales is recognized as products are shipped or services are rendered. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

   Goodwill and Intangible Assets - The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result, goodwill is not subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also not amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-to-market test. Intangible assets with finite lives continue to be amortized. For goodwill, the fair value of the Company's reporting units exceeds the carrying amounts and an impairment charge is not currently required. The Company has also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and has determined that an impairment charge is not required.

   Long-Lived Assets - The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of property, plant, equipment and other long-lived assets may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for any impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   Warranty - Sales of the Company's products generally carry typical manufacturers' warranties based on terms that are generally accepted in the Company's marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.

   Product Liability - The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. The Company establishes product liability reserves for the self-insured portion of any known outstanding matters based on the likelihood of loss and the Company's ability to reasonably estimate such loss. The Company makes estimates based on available information and the Company's best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances.

   Pension and Other Post-Retirement Benefits - The Company has two major defined benefit pension plans which are separately funded and also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Several statistical and judgmental factors which attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and health care cost trend rates, as determined by the Company within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter life spans of participants and changes in actual costs of health care. These differences may result in a significant impact to the amount of pension and other post-retirement benefit expenses recorded by the Company.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Bucyrus International, Inc. and Subsidiaries
             (Dollars in Thousands, Except Per Share Amounts)


                                     Years Ended December 31,
                              2002          2001         2000
REVENUES:
 Net sales                  $289,598      $290,576     $280,443
 Other income                    300         9,142        1,214
                            ________      ________     ________

                             289,898       299,718      281,657
                            ________      ________     ________
COSTS AND EXPENSES:
 Cost of products sold       233,516       243,791      239,134
 Engineering and field
  service, selling,
  administrative and
  miscellaneous expenses      43,449        42,095       50,161
 Interest expense             18,672        20,885       22,094
                            ________      ________     ________

                             295,637       306,771      311,389
                            ________      ________     ________

Loss before income taxes      (5,739)       (7,053)     (29,732)

Income taxes                   5,047         3,410        3,065
                            ________      ________     ________

Net loss                    $(10,786)     $(10,463)    $(32,797)


Net loss per share
 of common stock:

  Basic                     $  (7.51)     $  (7.29)    $ (22.76)


  Diluted                   $  (7.51)     $  (7.29)    $ (22.76)




              See notes to consolidated financial statements.



               CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               Bucyrus International, Inc. and Subsidiaries
                          (Dollars in Thousands)


                                     Years Ended December 31,
                              2002          2001         2000


Net loss                    $(10,786)     $(10,463)    $(32,797)
                            ________      ________     ________

Other comprehensive
 loss:
  Foreign currency
   translation
   adjustments                  (569)       (6,300)      (6,147)
  Minimum pension
   liability adjustment      (13,948)      (15,245)           -
                            ________      ________     ________

Other comprehensive loss     (14,517)      (21,545)      (6,147)
                            ________      ________     ________

Comprehensive loss          $(25,303)     $(32,008)    $(38,944)



              See notes to consolidated financial statements.



                                           CONSOLIDATED BALANCE SHEETS
                                  Bucyrus International, Inc. and Subsidiaries
                                (Dollars in Thousands, Except Per Share Amounts)
                                  December 31,                                             December 31,
                               2002          2001                                       2002          2001
                                                          LIABILITIES AND COMMON
                                                          SHAREHOLDERS' INVESTMENT
ASSETS                                                    (DEFICIENCY IN ASSETS)
CURRENT ASSETS:                                           CURRENT LIABILITIES:
 Cash and cash equivalents   $  4,189      $  7,218        Accounts payable and
 Receivables                   52,770        55,554         accrued expenses          $ 59,216      $ 47,760
 Inventories                  114,312       102,008        Liabilities to customers on
 Prepaid expenses and                                       uncompleted contracts and
  other current assets          6,186         5,827         warranties                   7,850         6,008
                             ________      ________        Income taxes                  3,443         1,205
                                                           Short-term obligations          495           566
    Total Current Assets      177,457       170,607        Current maturities of long-
                                                            term debt                      431           732
OTHER ASSETS:                                                                         ________      ________
 Restricted funds on
  deposit                       1,485           582          Total Current Liabilities  71,435        56,271
 Goodwill                      55,860        55,660
 Intangible assets - net       37,662        39,601       LONG-TERM LIABILITIES:
 Other assets                  11,935        12,092        Liabilities to customers
                             ________      ________         on uncompleted contracts
                                                            and warranties               2,000         2,000
                              106,942       107,935        Postretirement benefits      12,751        13,277
                                                           Deferred expenses,
PROPERTY, PLANT AND EQUIPMENT:                              pension and other           42,583        33,775
 Land                           1,850         2,294        Interest payable to
 Buildings and improvements     7,395        11,755         Holdings                    18,436        11,062
 Machinery and equipment       97,320       101,681                                   ________      ________
 Less accumulated
  depreciation                (44,086)      (38,527)                                    75,770        60,114
                             ________      ________
                                                       LONG-TERM DEBT, less
                               62,479        77,203        current maturities          207,804       222,188

                                                          COMMITMENTS AND
                                                           CONTINGENCIES - Note O

                                                          COMMON SHAREHOLDERS'
                                                           INVESTMENT (DEFICIENCY
                                                           IN ASSETS):
                                                            Common stock - par
                                                             value $.01 per share,
                                                             authorized 1,700,000
                                                             shares, issued
                                                             1,444,650 shares               14            14
                                                            Additional paid-in
                                                             capital                   147,715       147,715
                                                            Treasury stock, at cost -
                                                             9,050 shares                 (851)         (851)
                                                            Accumulated deficit       (101,202)      (90,416)
                                                            Accumulated other
                                                             comprehensive loss        (53,807)      (39,290)
                                                                                      ________      ________

                                                                                        (8,131)       17,172
                             ________   ________                                      ________      ________

                             $346,878   $355,745                                      $346,878      $355,745




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
                                        Additional             Receivable                       Other
                               Common    Paid-In    Treasury      From        Accumulated   Comprehensive
                               Stock     Capital     Stock     Shareholders     Deficit         Loss

Balance at December 31, 1999   $   14   $ 144,451   $   (196)    $   (524)     $ (37,997)     $(11,598)

 Purchase of treasury
  stock (6,550 shares)              -           -       (655)         524              -             -
 Net loss                           -           -          -            -        (32,797)            -
 Utilization of net operating
  loss carryforwards by
  Bucyrus Holdings, LLC             -           -          -            -         (9,159)            -
 Translation adjustments            -           -          -            -              -        (6,147)
                               ______    ________   ________     ________      _________      ________

Balance at December 31, 2000       14     144,451       (851)           -        (79,953)      (17,745)

 Capital contributions from
  Bucyrus Holdings, LLC             -       3,264          -            -              -             -
 Net loss                           -           -          -            -        (10,463)            -
 Translation adjustments            -           -          -            -              -        (6,300)
 Minimum pension liability
  adjustment                        -           -          -            -              -       (15,245)
                               ______    ________   ________     ________      _________      ________

Balance at December 31, 2001       14     147,715       (851)           -        (90,416)      (39,290)

 Net loss                           -           -          -            -        (10,786)            -
 Translation adjustments            -           -          -            -              -          (569)
 Minimum pension liability
  adjustment                        -           -          -            -              -       (13,948)
                               ______    ________   ________     ________      _________      ________

Balance at December 31, 2002   $   14    $147,715   $   (851)    $      -      $(101,202)     $(53,807)


                              See notes to consolidated financial statements.




                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Bucyrus International, Inc. and Subsidiaries
                           (Dollars in Thousands)

                                          Years Ended December 31,
                                     2002           2001           2000

Cash Flows From Operating Activities

Net loss                           $(10,786)      $(10,463)      $(32,797)
Adjustments to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Depreciation                       10,666         11,240         11,393
  Amortization                        4,748          5,414          5,821
  Loss on sale of
   property, plant and
   equipment                            655            750              7
  Gain on sale of The
   Principal Financial
   Group shares                           -         (8,704)             -
  Changes in assets and
   liabilities:
    Receivables                       1,329          3,860            (75)
    Inventories                     (10,953)        (5,843)        19,972
    Other current assets               (825)           (12)          (953)
    Other assets                      1,004         (1,431)        (1,650)
    Current liabilities other
     than income taxes, short-
     term obligations and
     current maturities of
     long-term debt                   9,618            157         (4,920)
    Income taxes                      2,186           (546)         1,007
    Long-term liabilities
     other than deferred
     income taxes                     2,063          4,269          1,596
                                   ________       ________       ________

Net cash provided by (used in)
 operating activities                 9,705         (1,309)          (599)
                                   ________       ________       ________

Cash Flows From Investing Activities

Decrease in restricted funds on
 deposit                               (903)           (32)          (461)
Proceeds from sale of The Principal
 Financial Group shares               2,974          5,730              -
Purchases of property, plant
 and equipment                       (5,457)        (4,127)        (3,501)
Proceeds from sale of property,
 plant and equipment                    745            536          1,449
Net proceeds from sale and
 leaseback transaction                6,657              -              -
Purchase of Bennett & Emmott
 (1986) Ltd.                           (200)             -              -
                                   ________       ________       ________

Net cash provided by (used in)
 investing activities                 3,816          2,107         (2,513)
                                   ________       ________       ________

Cash Flows From Financing Activities

Net proceeds from (repayments of)
 revolving credit facilities        (14,809)        (1,052)         5,100
Net increase (decrease)
 in other bank borrowings               (71)           271           (150)
Proceeds from issuance of
 long-term debt                         925          1,237              -
Payment of long-term debt              (801)        (1,641)        (2,251)
Payment of refinancing expenses      (2,047)             -              -
Capital contribution from
 Bucyrus Holdings, LLC                    -          1,093              -
Purchase of treasury stock                -              -           (131)
                                   ________       ________       ________

Net cash provided by (used in)
 financing activities               (16,803)           (92)         2,568
                                   ________       ________       ________

Effect of exchange rate
 changes on cash                        253           (436)          (877)
                                   ________       ________       ________
Net increase (decrease) in
 cash and cash equivalents           (3,029)           270         (1,421)

Cash and cash equivalents at
 beginning of year                    7,218          6,948          8,369
                                   ________       ________       ________

Cash and cash equivalents at
 end of year                        $  4,189       $  7,218       $  6,948


Supplemental Disclosures of
Cash Flow Information

Cash paid during the period for:
 Interest                          $ 11,258       $ 14,297       $ 18,367
 Income taxes - net of refunds        2,749          1,522          1,551

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Bucyrus International, Inc. and Subsidiaries


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Nature of Operations

         Bucyrus International, Inc. (the "Company"), a majority-owned subsidiary of Bucyrus Holdings, LLC ("Holdings"), is a Delaware corporation and a leading manufacturer of surface mining equipment, principally walking draglines, electric mining shovels and blasthole drills. Major markets for the surface mining industry are coal, copper, oil sands and iron ore. The Company also has a comprehensive aftermarket business that includes replacement parts, maintenance and other services. The largest markets for the Company's products and services are in Australia, Canada, China, India, South Africa, South America and the United States.

         Basis of Presentation and Use of Estimates

         The consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred, in connection with the acquisition of the Company by Holdings in 1997.

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

         Goodwill and Intangible Assets

         Goodwill and intangible assets are being accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142")(see Note D).

         Through 2001, goodwill was being amortized on a straight-line basis over 30 years. During 2000, goodwill was reduced by $9,159,000 to reflect the utilization of previously unrecognized federal net operating loss carryforwards which existed at the date the Company was acquired by Holdings (see Note I). Accumulated amortization was $10,191,000 at December 31, 2001.

         Intangible assets consist of engineering drawings, bill-of-material listings, software, trademarks and trade names and are being amortized on a straight-line basis over 10 to 20 years. At
         December 31, 2002 and 2001, intangible assets also included $3,259,000 and $3,551,000, respectively, related to an adjustment to record an additional minimum pension liability (see Note J).

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

         The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of property, plant and equipment may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for any impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Foreign Currency Translation

         The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Revenues and expenses are translated at average rates during the year.
         Adjustments resulting from this translation are deferred and reflected as a separate component of Common Shareholders' Investment. Gains and losses from foreign currency transactions are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Statements of Operations. Transaction losses totalled $1,022,000, $780,000 and $277,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Certain of the Company's intercompany advances to foreign subsidiaries are evaluated as not likely to be repaid in the foreseeable future. Transaction gains and losses on these advances are deferred and reflected as a component of Common Shareholders' Investment (Deficiency in Assets).

         Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income
         (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income
         (loss). The Company has chosen to report comprehensive loss and accumulated other comprehensive loss which encompasses net loss, foreign currency translation adjustments and minimum pension liability adjustments in the Consolidated Statements of Common Shareholders' Investment (Deficiency in Assets). Information on accumulated other comprehensive loss is as follows:

                                                   Minimum        Accumulated
                                 Cumulative        Pension           Other
                                 Translation      Liability      Comprehensive
                                 Adjustments     Adjustments         Loss
                                            (Dollars in Thousands)

Balance at December 31, 1999      $(11,598)       $      -         $(11,598)
Changes - Year ended
  December 31, 2000                 (6,147)              -           (6,147)
                                  ________        ________         ________

Balance at December 31, 2000       (17,745)              -          (17,745)
Changes - Year ended
  December 31, 2001                 (6,300)        (15,245)         (21,545)
                                  ________        ________         ________

Balance at December 31, 2001       (24,045)        (15,245)         (39,290)
Changes - Year ended
  December 31, 2002                   (569)        (13,948)         (14,517)
                                  ________        ________         ________

Balance at December 31, 2002      $(24,614)       $(29,193)        $(53,807)


         Revenue Recognition

         Revenue from long-term sales contracts, such as for the manufacture of Company machines, is recognized using the percentage-of-completion method. The Company also has long-term maintenance and repair contracts with customers to supply parts and service over a period of years. Revenue is recognized in the period in which the parts are supplied or services provided. The customer is billed monthly and deferred revenues are recorded based on payments received. Revenue from all other types of sales is recognized as products are shipped or services are rendered. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements.

         Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $4,201,000 and $3,249,000 at December 31, 2002 and 2001, respectively.

         Shipping and Handling Fees and Costs

         Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue was insignificant for all periods presented. Shipping and handling costs are included in cost of products sold.

         Financial Instruments

         Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable rate debt approximated fair value at December 31, 2002 and 2001. The Company's Senior Notes (see Note G) were bid at 40% and 30% at December 31, 2002 and 2001, respectively. Based on this information, management believes the fair value of the Senior Notes was $60,000,000 and $45,000,000 at December 31, 2002, and 2001,
         respectively.

         Derivative Financial Instruments

         The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transactions and commitment exposures, and may utilize forward contracts in certain situations.

         Accounting for Stock Options

         The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         New Accounting Pronouncements

         In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. Interpretation No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not completed its evaluation of Interpretation No. 45 and has not assessed the impact the adoption may have on its financial position, results of operations or cash flows.

NOTE B - RECEIVABLES

         Receivables at December 31, 2002 and 2001 include $2,896,000 and $959,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the payment terms as defined in the individual contracts.

         Current receivables are reduced by an allowance for losses of $1,158,000 and $1,134,000 at December 31, 2002 and 2001,
         respectively.

NOTE C - INVENTORIES

         Inventories consist of the following:

                                        2002           2001
                                        (Dollars in Thousands)

         Raw materials and parts      $ 15,509       $ 13,646
         Work in process                17,817         12,837
         Finished products (primarily
          replacement parts)            80,986         75,525
                                      ________       ________

                                      $114,312       $102,008


NOTE D - GOODWILL AND INTANGIBLE ASSETS

         On June 30, 2001, the FASB issued SFAS 142. SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. With the adoption of SFAS 142, goodwill is no longer subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also no longer amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives continue to be amortized. The Company adopted SFAS 142 on January 1, 2002. For goodwill, the fair value of the Company's reporting units exceeds the carrying amounts and an impairment charge is not required. The Company has also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and has determined that an impairment charge is not required. The following table summarizes the effects of SFAS 142 on the Company's net loss and loss per share for the prior periods presented:

                                          Years Ended December 31,
                                      2002           2001         2000
                              (Dollars In Thousands, Except Per Share Amounts)

         Reported net loss          $(10,786)      $(10,463)    $(32,797)
         Goodwill amortization,
          net of tax                       -          2,162        2,355
         Trademarks/Trade names
          amortization,
          net of tax                       -            483          483
                                    ________       ________     ________

         Adjusted net loss          $(10,786)      $ (7,818)    $(29,959)


         Basic and diluted loss
          per share:
            Reported net loss       $  (7.51)      $  (7.29)    $ (22.76)
            Goodwill amortization          -           1.50         1.63
            Trademarks/Trade names
             amortization                  -            .34          .34
                                    ________       ________     ________
            Adjusted net loss
             per share              $  (7.51)      $  (5.45)    $ (20.79)


       Intangible assets consist of the following:

                              December 31, 2002          December 31, 2001
                            Gross                      Gross
                           Carrying   Accumulated     Carrying    Accumulated
                            Amount    Amortization     Amount     Amortization
                                        (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500     $ (6,719)     $ 25,500      $ (5,443)
   Bill of material
    listings                  2,856         (752)        2,856          (610)
   Software                   2,288       (1,206)        2,288          (977)
                           ________     ________      ________      ________

                           $ 30,644     $ (8,677)     $ 30,644      $ (7,030)


Unamortized intangible
 assets:
   Trademarks/Trade names  $ 12,436                   $ 12,436
   Intangible pension
    asset                     3,259                      3,551
                           ________                   ________

                           $ 15,695                   $ 15,987


         The aggregate intangible amortization expense for the year ended December 31, 2002 was $1,647,000. The estimated annual amortization expense in each of the years 2003 through 2006 is $1,647,000. The estimated amortization expense in 2007 is $1,585,000.

         During the year ended December 31, 2002, goodwill increased by $200,000 as the result of contingent consideration paid in connection with the acquisition of certain assets of Bennett & Emmott (1986) Ltd. in 1999.

NOTE E - SALE AND LEASEBACK

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

NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                          2002              2001
                                          (Dollars in Thousands)

         Trade accounts payable         $ 30,607          $ 27,538
         Wages and salaries                5,917             4,918
         Pension                           3,706               692
         Other                            18,986            14,612
                                        ________          ________

                                        $ 59,216          $ 47,760


NOTE G - LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Long-term debt consists of the following:

                                          2002              2001
                                          (Dollars in Thousands)

         9-3/4% Senior Notes due 2007   $150,000          $150,000
         Revolving credit facility       54,023            63,100
         Mortgage loan at Bucyrus
          Canada Limited                   2,178                 -
         Revolving term loan at
          Bucyrus Canada Limited               -             5,732
         Non-revolving term loan at
          Bucyrus Canada Limited               -             2,488
         Other                             2,034             1,600
                                        ________          ________

                                         208,235           222,920
         Less current maturities of
          long-term debt                    (431)             (732)
                                        ________          ________

                                        $207,804          $222,188


         The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture among the Company, certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007 and interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings has agreed as a part of the Loan and Security Agreement (see below), and previously the Credit Agreement (see below), to defer the receipt of interest on these Senior Notes during the life of the two agreements. At December 31, 2002 and 2001, $18,436,000 and $11,062,000,
         respectively, of interest was accrued and payable to Holdings. The amendment to the Credit Agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

         The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) incur additional indebtedness; (ii) pay any dividends or make any other distributions with respect to capital stock; (iii) make certain investments; (iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. At December 31, 2002, the Company was in compliance with these covenants.

         On March 7, 2002, the Company entered into a Loan and Security Agreement with GMAC Business Credit, LLC (the "Loan and Security Agreement") which provides the Company with an $85,000,000 senior secured revolving credit facility. On January 9, 2003, the Loan and Security Agreement was amended to reduce the maximum availability of the revolving credit facility to $76,000,000. The Loan and Security Agreement, as amended, expires on January 8, 2005. Proceeds from the Loan and Security Agreement were used to repay in full all outstanding borrowings under the previous Credit Agreement and Bucyrus Canada Limited revolving term loan (see below). Outstanding borrowings under the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory.
         Borrowings at December 31, 2002 were $54,023,000 at a weighted average interest rate of 6.3%. The average borrowings under the Loan and Security Agreement (and previously the Credit Agreement) during 2002 was $61,628,000 at a weighted average interest rate of 5.9%, and the maximum borrowing outstanding was $69,333,000. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. The Loan and Security Agreement contains covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of EBITDA, as defined. At December 31, 2002, the Company was in compliance with these covenants. The amount available for borrowings under the Loan and Security Agreement at December 31, 2002 was $19,314,000. This amount must be reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

         The Company previously had a Credit Agreement with Bank One, Wisconsin (the "Credit Agreement") which provided the Company with a $75,000,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a $25,000,000 sublimit for standby letters of credit. Borrowings under the Revolving Credit Facility were at variable interest rates and were subject to a borrowing base formula based on receivables, inventory and machinery and equipment. Direct borrowings under the Revolving Credit Facility at December 31, 2001 were $63,100,000 at a weighted average interest rate of 5.3%. The average borrowing under the Revolving Credit Facility during 2001 was $68,642,000 at a weighted average interest rate of 7.7%, and the maximum borrowing outstanding was $73,375,000. The average borrowing under the Revolving Credit Facility during 2000 was $64,512,000 at a weighted average rate of 9.9%, and the maximum borrowing outstanding was $71,200,000.

         At December 31, 2002 and 2001, there were $2,199,000 and $1,200,000, respectively, of standby letters of credit outstanding under all Company bank facilities.

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

         On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a new C$3,510,000 mortgage loan. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The balance outstanding at December 31, 2002 was C$3,425,000. The mortgage loan is collateralized by the land, buildings and certain building attachments owned by Bucyrus Canada Limited. The net book value of this collateral at December 31, 2002 was C$4,283,000. Previously, Bucyrus Canada Limited had a C$15,000,000 credit facility with The Bank of Nova Scotia. On March 7, 2002, the outstanding balance of C$9,083,000 under the C$10,000,000 revolving term loan portion of this credit facility was paid in full with proceeds from the Loan and Security Agreement. On April 30, 2002, Bucyrus Canada Limited paid the remaining non-revolving term loan portion of the credit facility in full with proceeds from the new mortgage loan. The new mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At December 31, 2002, Bucyrus Canada Limited was in compliance with all applicable covenants.

         Maturities of long-term debt after giving effect to the new Loan and Security Agreement are as follows for each of the next five years:

                                       (Dollars in Thousands)

                      2003                    $    431
                      2004                         317
                      2005                      54,352
                      2006                         282
                      2007                     150,177

NOTE H - COMMON SHAREHOLDERS' INVESTMENT

         In 2001, Holdings made capital contributions to the Company in the amount of $1,093,000 of cash and $2,171,000 of accrued interest on Senior Notes owned by Holdings (see Note G).

         In 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan (the "1998 Option Plan") which authorizes the granting of stock options to key employees for up to a total of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Other than the options granted on August 1, 2001, all other options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attains specified EBITDA goals. In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four (4) years subsequent to the date of the grant. Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the 1998 Option Plan), immediately prior to such sale provided such sale occurs prior to the fourth anniversary of the grant of options. Options granted pursuant to the 1998 Option Plan may be forfeited or repurchased by the Company at fair value, as defined, in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale.

         The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1998 Option Plan:

                                              Options     Available For
                                            Outstanding   Future Grants

         Balances at January 1, 2000           78,300        121,700

         Options forfeited ($100 per share)   (19,950)        19,950
                                             ________       ________

         Balances at December 31, 2000         58,350        141,650

         Options forfeited                     (1,750)         1,750
          ($100 per share)
         Granted on August 1, 2001
          ($1 per share)                      143,400       (143,400)
                                             ________       ________

         Balances at December 31, 2001        200,000              0

         Options forfeited ($100 per share)      (500)           500
                                             ________       ________

         Balances at December 31, 2002        199,500            500


         At December 31, 2002, 33,234 of the options outstanding were vested. The outstanding options had a weighted average exercise price of $28.84 per share and a weighted average remaining contractual life of
         7.6 years.

         The Company accounted for the 1998 Option Plan in accordance with APB 25, as allowed by SFAS 123. Had compensation expense for this plan been determined consistent with SFAS 123, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:

                                           Years Ended December 31,
                                      2002             2001         2000
                                              (Dollars in Thousands,
                                             Except Per Share Amounts)
         Net loss:
             As reported            $(10,786)       $(10,463)     $(32,797)
             Pro forma               (11,069)        (10,721)      (32,957)

         Net loss per share
          of common stock
          (basic and diluted):
             As reported               (7.51)          (7.29)       (22.76)
             Pro forma                 (7.71)          (7.47)       (22.87)

         The weighted average grant date fair value of stock options granted in 2001 under the 1998 Option Plan was $.80 per option. No options were granted in 2002 or 2000. The fair value of grants was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

                                       1998 Option Plan
                                            2001

         Risk-free interest rate              4.7%
         Expected dividend yield                0%
         Expected life                     5 years
         Calculated volatility                 N/A

NOTE I - INCOME TAXES

         Deferred taxes are provided to reflect temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates and laws. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be realized.

         Loss before income taxes consists of the following:

                                           Years Ended December 31,
                                      2002           2001           2000
                                             (Dollars in Thousands)

         United States              $(18,039)      $(12,719)      $(34,193)
         Foreign                      12,300          5,666          4,461
                                    ________       ________       ________

         Total                      $ (5,739)      $ (7,053)      $(29,732)


         The provision for income tax expense consists of the following:

                                             Years Ended December 31,
                                        2002           2001           2000
                                               (Dollars in Thousands)

         Foreign income taxes:
          Current                     $  4,505       $  2,581       $  2,433
          Deferred                         857            737             33
                                      ________       ________       ________

          Total                          5,362          3,318          2,466
                                      ________       ________       ________
         Federal income taxes:
          Current                         (421)             -            424
          Deferred                           -              -              -
                                      ________       ________       ________

          Total                           (421)             -            424
                                      ________       ________       ________
         Other (state and
          local taxes):
           Current                         106             92            175
           Deferred                          -              -              -
                                      ________       ________       ________

          Total                            106             92            175
                                      ________       ________       ________
         Total income
          tax expense                 $  5,047       $  3,410       $  3,065


         Total income tax expense differs from amounts expected by applying the federal statutory income tax rate to loss before income taxes as set forth in the following table:



                                                          Years Ended December 31,
                                             2002                  2001                  2000
                                         Tax                   Tax                   Tax
                                       Expense               Expense               Expense
                                      (Benefit)  Percent    (Benefit)  Percent    (Benefit)  Percent
                                                            (Dollars in Thousands)

Tax expense (benefit) at federal
 statutory rate                       $ (2,008)  (35.0)%    $ (2,469)  (35.0)%    $(10,406)   (35.0)%
Valuation allowance adjustments          3,099    54.0         2,750    39.0         9,828     33.0
Impact of foreign subsidiary income,
 tax rates and tax credits               4,833    84.2         2,902    41.1         2,201      7.4
State income taxes net of federal
 income tax benefit                         69     1.2            60      .9           114       .4
Nondeductible goodwill amortization          -       -           757    10.7           824      2.8
Extraterritorial income exclusion         (665)  (11.6)         (560)   (7.9)            -        -
Alternative minimum tax                   (421)   (7.3)            -       -           424      1.4
Other items                                140     2.4           (30)    (.5)           80       .3
                                      ________   ______     ________   ______     ________   ______

Total income tax expense              $  5,047    87.9%     $  3,410    48.3%     $  3,065     10.3%




         Significant components of deferred tax assets and deferred tax liabilities are as follows:

                                                  December 31,
                                             2002              2001
                                             (Dollars in Thousands)
         Deferred tax assets:
          Postretirement benefits          $  5,592          $  5,785
          Minimum pension liability
           adjustment                        11,677             6,098
          Inventory valuation
           provisions                         5,971             6,181
          Accrued and other
           liabilities                        4,866             4,500
          Research and development
           expenditures                       3,752             3,413
          Tax loss carryforward              22,031            27,176
          Tax credit carryforward               479               900
          Other items                         1,293               727
                                           ________          ________

          Total deferred tax assets          55,661            54,780

         Deferred tax liabilities:
          Excess of book basis over
           tax basis of property,
           plant and equipment and
           intangible assets                (30,356)          (33,460)

         Valuation allowance                (24,539)          (19,697)
                                           ________          ________

         Net deferred tax asset            $    766          $  1,623


         The classification of the net deferred tax assets and liabilities is as follows:

                                                  December 31,
                                             2002              2001
                                             (Dollars in Thousands)

         Current deferred tax asset        $    565          $  1,429
         Long-term deferred tax asset         1,080               863
         Current deferred tax liability        (478)             (279)
         Long-term deferred tax
          liability                            (401)             (390)
                                           ________          ________

         Net deferred tax asset            $    766          $  1,623


         Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In 2002, the valuation allowance increased by $4,842,000 to offset an increase in net deferred tax assets for which no tax benefit was recognized.

         During 2000, Holdings elected to be treated as a corporation for income tax purposes. As a result, the Company, along with its domestic subsidiaries, and Holdings began filing consolidated federal income tax returns. The consolidated tax liability of the affiliated group was allocated based on each company's positive contribution to consolidated federal taxable income.

         As discussed in Note G, during 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. This transaction resulted in taxable income which was offset by the use of previously unrecognized net operating loss carryforwards ("NOL"). Approximately $9,159,000 of the NOL utilized existed at the date the Company was acquired by Holdings. As a result, the utilization of the NOL and the reversal of the valuation allowance was accounted for as a reduction in goodwill and a distribution to Holdings.

         As of December 31, 2002, the Company has available approximately $55,100,000 of federal NOL from the years 1990 through 1999 and 2001, expiring in the years 2005 through 2019 and 2021, respectively, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by Holdings and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 2003 is approximately $33,700,000.

         As of December 31, 2002, the Company also has a federal alternative minimum tax credit carryforward of $479,000 which carries forward indefinitely. However, because the credit arose prior to the effective date of the Amended Plan, it will not be usable until the year 2010.

         The Company also has a significant amount of state NOL (which expire in the years 2002 through 2014, 2016 and 2017) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL will be limited to approximately $73,000,000.

         Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $20,830,000 at December 31, 2002. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE J - PENSION AND RETIREMENT PLANS

         The Company has several pension and retirement plans covering substantially all employees.

         The following tables set forth the domestic plans' funded status and amounts recognized in the consolidated financial statements at December 31, 2002 and 2001:

                                            Years Ended December 31,
                                             2002              2001
                                             (Dollars in Thousands)
         Change in projected benefit
          obligation:
           Projected benefit obligation
            at beginning of year           $ 77,962          $ 71,912
           Service cost                       1,609             1,439
           Interest cost                      5,401             5,270
           Amendments                             -             3,551
           Actuarial loss                     3,023             2,020
           Benefits paid                     (5,988)           (6,230)
                                           ________          ________
           Projected benefit obligation
            at end of year                   82,007            77,962
                                           ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year             59,851            69,896
           Actual loss on
            plan assets                      (6,339)           (4,993)
           Employer contributions               692             1,178
           Benefits paid                     (5,988)           (6,230)
                                           ________          ________
           Fair value of plan assets
            at end of year                   48,216            59,851
                                           ________          ________

         Net amount recognized:
           Funded status                    (33,791)          (18,111)
           Unrecognized prior
            service cost                      2,366             2,571
           Unrecognized net
            actuarial loss                   31,207            17,413
                                           ________          ________

           Net amount recognized           $   (218)         $  1,873


         Amounts recognized in
          consolidated balance
          sheets:
            Long-term prepaid benefit
             costs                         $  3,928          $  5,289
            Accrued benefit
             liabilities                    (36,598)          (22,212)
            Intangible asset                  3,259             3,551
            Accumulated other
             comprehensive loss              29,193            15,245
                                           ________          ________

           Net amount recognized           $   (218)         $  1,873


         Weighted-average assumptions
          at end of year:
            Discount rate                      6.75%             7.25%
            Expected return on
             plan assets                          9%                9%
            Rate of compensation
             increase                     3.75% - 4%              4.5%

                                          Years Ended December 31,
                                     2002           2001           2000
                                            (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
           Service cost            $  1,609       $  1,439       $  1,590
           Interest cost              5,401          5,270          5,274
           Expected return
            on plan assets           (5,155)        (6,090)        (6,847)
           Amortization of
            prior service cost          206            (86)           (91)
           Recognized net
            actuarial
            loss                        723              -             24
                                   ________       ________       ________
           Total benefit
            cost (credit)          $  2,784       $    533       $    (50)


         The Company was required to record an additional minimum pension liability of $32,452,000 and $18,796,000 at December 31, 2002 and
         2001, respectively. This liability represented the amount by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability was offset by an intangible asset of $3,259,000 and $3,551,000 at December 31, 2002 and 2001,
         respectively, which was equal to the previously unrecognized prior service cost. The remaining amount of $29,193,000 and $15,245,000 at December 31, 2002 and 2001, respectively, was recorded as a component of Accumulated Other Comprehensive Loss in Common Shareholders' Investment (Deficiency in Assets). At December 31, 2002 and 2001, a long-term pension liability of $32,903,000 and $21,520,000, respectively, including the minimum liability, was included in Deferred Expenses and Other in the Consolidated Balance Sheet.

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $82,007,000, $80,886,000 and $48,216,000, respectively, at December 31, 2002.
         These amounts were $77,962,000, $76,773,000 and $59,851,000, respectively, at December 31, 2001.

         The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $720,000, $743,000 and $848,000 in 2002, 2001 and 2000, respectively.

NOTE K - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company.

         The following tables set forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 2002 and 2001:

                                            Years Ended December 31,
                                             2002              2001
                                             (Dollars in Thousands)
         Change in benefit obligation:
           Benefit obligation at
            beginning of year              $ 16,027          $ 13,031
           Service cost                         557               409
           Interest cost                      1,054               929
           Plan participants'
            contributions                       119                95
           Net actuarial loss                   395             3,368
           Benefits paid                     (2,116)           (1,805)
                                           ________          ________
           Benefit obligation
            at end of year                   16,036            16,027
                                           ________          ________

         Change in plan assets:
           Fair value of plan assets
            at beginning of year                  -                 -
           Employer contributions             1,997             1,710
           Plan participants'
            contributions                       119                95
           Benefits paid                     (2,116)           (1,805)
                                           ________          ________
           Fair value of plan assets
            at end of year                        -                 -
                                           ________          ________
         Net amount recognized:
           Funded status                    (16,036)          (16,027)
           Unrecognized net
            actuarial loss                    3,673             3,359
           Unrecognized prior
            service credit                   (1,998)           (2,219)
                                           ________          ________

           Net amount recognized           $(14,361)         $(14,887)


         Amounts recognized in
          consolidated balance
          sheets:
           Accrued benefit liability       $  1,610          $  1,610
           Long-term benefit liability       12,751            13,277
                                           ________          ________

           Net amount recognized           $ 14,361          $ 14,887


         Weighted-average assumptions
          at end of year - discount rate     6.75%             7.25%

         For measurement purposes, a 10% gross health care trend rate was used for benefits for 2002. Trend rates were assumed to decrease gradually to 5% in 2007 and remain at that level thereafter.

                                          Years Ended December 31,
                                     2002           2001           2000
                                            (Dollars in Thousands)
         Components of
          net periodic
          benefit cost:
            Service cost           $    557       $    409       $    420
            Interest cost             1,054            929            970
            Recognized net
             actuarial
             loss                        81              -              -
            Amortization
             of prior
             service cost              (221)          (221)          (221)
                                   ________       ________       ________
            Net periodic
             benefit cost          $  1,471       $  1,117       $  1,169


         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                          One Percentage One Percentage
                                          Point Increase Point Decrease
                                               (Dollars in Thousands)

         Effect on total of service
          and interest cost components        $  150            $ (130)

         Effect on postretirement
          benefit obligation                   1,207            (1,064)

NOTE L - RESEARCH AND DEVELOPMENT

         Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $6,512,000 in 2002, $5,900,000 in 2001 and
         $7,299,000 in 2000. All engineering and product development costs are charged to engineering and field service expense as incurred.

NOTE M - CALCULATION OF NET LOSS PER SHARE OF COMMON STOCK

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

                                             Years Ended December 31,
                                        2002           2001           2000
                                              (Dollars in Thousands,
                                             Except Per Share Amounts)
         Basic and Diluted

          Net loss                   $  (10,786)    $  (10,463)    $  (32,797)

          Weighted
           average shares
           outstanding                1,435,600      1,435,600      1,441,158

          Net loss
           per share                 $    (7.51)    $    (7.29)    $   (22.76)


NOTE N - SEGMENT AND GEOGRAPHICAL INFORMATION

         The Company designs, manufactures and markets large excavation machinery used for surface mining and supplies replacement parts and services for such machines. The Company manufactures its machines and replacement parts primarily at one location. There is no significant difference in the production process for machines and replacement parts. The Company's products are sold primarily to large companies and quasi-governmental entities engaged in the mining of coal, iron ore, oil sands and copper throughout the world. New equipment and replacement parts and services are sold in North America primarily by Company personnel and its domestic subsidiaries, and overseas by Company personnel and through independent sales representatives and the Company's foreign subsidiaries and offices.

         Due to the relatively low number of new machines sold each year, the profitability of each machine sale is evaluated on an order by order basis with specific margin goals being established prior to the sale of the machine. Historically, there has been very little variance between the estimated margin on a machine sale and the actual margin achieved. The sales of replacement parts and services occur on a consistent basis throughout the year. The gross margins on replacement parts and service sales are regularly reviewed by the Company's chief operating decision maker to assess performance. Over the past several years, the sale of replacement parts and services has accounted for approximately 80% of the Company's annual net sales. Operating expenses and assets are managed on a macro basis and are not allocated to machines or replacement parts and services as part of performance assessment.

         Based on the above, the Company's operations are classified as one operating segment.

         The following table summarizes the Company's net sales:

                                          Years Ended December 31,
                                     2002           2001           2000
                                           (Dollars in Thousands)

         Machines                  $ 47,551       $ 64,552       $ 68,925
         Parts and services         242,047        226,024        211,518
                                   ________       ________       ________

                                   $289,598       $290,576       $280,443


         Financial information by geographical area is set forth in the following table. Each geographic area represents the origin of the financial information.

                                            Sales to
                                            External         Long-Lived
                                            Customers          Assets
                                              (Dollars in Thousands)
         2002

          United States                     $140,326          $ 51,964
          Australia                           33,357               247
          South America                       56,079             4,732
          Canada                              32,204             4,550
          Other Foreign                       27,632               986
                                            ________          ________

                                            $289,598          $ 62,479

         2001

          United States                     $153,805          $ 66,075
          Australia                           35,870               269
          South America                       49,132             5,334
          Canada                              30,910             4,719
          Other Foreign                       20,859               806
                                            ________          ________

                                            $290,576          $ 77,203

         2000

          United States                     $151,841          $ 73,390
          Australia                           33,598               342
          South America                       44,257             5,780
          Canada                              26,459             5,245
          Other Foreign                       24,288             1,796
                                            ________          ________

                                            $280,443          $ 86,553


         The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2002, 2001 and 2000, one customer accounted for approximately 12%, 11% and 11%, respectively, of the Company's consolidated net sales.

NOTE O - COMMITMENTS, CONTINGENCIES AND CREDIT RISKS

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

         Product Warranty

         The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the year ended December 31, 2002:
                                               (Dollars in Thousands)

         Balance at January 1, 2002                   $  2,951
         Provision                                       3,793
         Charges                                        (3,147)
                                                      ________

         Balance at December 31, 2002                 $  3,597


         Product Liability

         The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

         Asbestos Liability

         The Company has been named as a co-defendant in 278 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

         Other Litigation

         The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

         Commitments

         The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $5,940,000 in 2002, $3,616,000 in 2001 and $4,170,000 in 2000.
         Future minimum annual payments under noncancellable agreements, including the sale and leaseback agreement (see Note E), are as follows:

                                   (Dollars in Thousands)

                 2003                     $  5,680
                 2004                        4,737
                 2005                        3,373
                 2006                        1,777
                 2007                        1,446
                 After 2007                 17,132
                                          ________

                                          $ 34,145

         Management Services Agreement

         American Industrial Partners ("AIP") provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company for an annual fee of $1,450,000 and is reimbursed for out-of-pocket expenses. Payment of the annual fee is subordinated in right of payment to the Loan and Security Agreement. At December 31, 2002 and 2001, $4,364,000 of fees was deferred and payable to AIP under this agreement and is included in Deferred Expenses, Pension and Other in the Consolidated Balance Sheets. In addition, at December 31, 2002, $725,000 of fees under this agreement was currently payable and is included in Accrued Expenses in the Consolidated Balance Sheet.

         AIP has agreed to waive its right to receive interest on unpaid management fees as defined in the current Management Services Agreement through December 31, 2002. If the lenders under the Loan and Security Agreement were to permit retroactive accretion of interest, there may be a retroactive amount due to AIP of $1,051,000 as of December 31, 2002.

         Credit Risks

         A significant portion of the Company's consolidated net sales are to customers whose activities are related to the coal, copper and iron ore mining industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables may be affected by the mining industry economy and the economic conditions in the countries where the customers are located. However, the Company closely monitors extension of credit and has not experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Company generally requires letters of credit on foreign sales to smaller companies.

NOTE P - RESTRUCTURING

         Due to a reduction in new orders, the Company continues to reduce a portion of its manufacturing production workforce through layoffs and also reduce the number of its salaried employees. These activities resulted in restructuring charges of $1,308,000, $899,000 and $2,689,000 during the years ended December 31, 2002, 2001 and 2000, respectively. Such charges primarily relate to severance payments and related matters and are included in Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses in the Consolidated Statement of Operations. Substantially all of these restructuring charges were paid in the year incurred.

NOTE Q - OTHER INCOME

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

NOTE R - SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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



                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                   For the Year Ended December 31, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                  $148,559     $ 46,890       $155,481      $(61,332)     $289,598
  Other income                  2,993            3          1,320        (4,016)          300
                             ________     ________       ________      ________      ________

                              151,552       46,893        156,801       (65,348)      289,898
                             ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       122,167       46,500        125,127       (60,278)      233,516
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   24,218        1,940         17,291             -        43,449
  Interest expense             19,403        1,368          1,917        (4,016)       18,672
                             ________     ________       ________      ________      ________

                              165,788       49,808        144,335       (64,294)      295,637
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries   (14,236)      (2,915)        12,466        (1,054)       (5,739)
Income taxes (benefit)             (8)          24          5,031             -         5,047
                             ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries   (14,228)      (2,939)         7,435        (1,054)      (10,786)

Equity in net earnings of
  consolidated subsidiaries     4,496            -              -        (4,496)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $ (9,732)    $ (2,939)      $  7,435      $ (5,550)     $(10,786)




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
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries   (33,933)        (837)         5,063           (25)      (29,732)
Income taxes                      848           74          2,143             -         3,065
                             ________     ________       ________      ________      ________

Earnings (loss) before equity
  in net earnings of
  consolidated subsidiaries   (34,781)        (911)         2,920           (25)      (32,797)

Equity in net earnings of
  consolidated subsidiaries     2,009            -              -        (2,009)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $(32,772)    $   (911)      $  2,920      $ (2,034)     $(32,797)



                               Bucyrus International, Inc. and Subsidiaries
                                  Consolidating Condensed Balance Sheets
                                            December 31, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     24       $  4,165      $       -     $  4,189
  Receivables                  20,100        6,006         26,664              -       52,770
  Intercompany receivables     76,916          347         24,222       (101,485)           -
  Inventories                  63,648        7,493         49,705         (6,534)     114,312
  Prepaid expenses and
    other current assets          845          311          5,030              -        6,186
                             ________     ________       ________      _________     ________

    Total Current Assets      161,509       14,181        109,786       (108,019)     177,457

OTHER ASSETS:
  Restricted funds on deposit     758            -            727              -        1,485
  Goodwill                     55,660            -            200              -       55,860
  Intangible assets - net      37,662            -              -              -       37,662
  Other assets                 10,135            -          1,800              -       11,935
  Investment in subsidiaries   13,525            -              -        (13,525)           -
                             ________     ________       ________      _________     ________

                              117,740            -          2,727        (13,525)     106,942

PROPERTY, PLANT AND
 EQUIPMENT - net               45,098        6,866         10,515              -       62,479
                             ________     ________       ________      _________     ________

                             $324,347     $ 21,047       $123,028      $(121,544)    $346,878


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 40,390     $  2,103       $ 17,009      $    (286)    $ 59,216
  Intercompany payables           117       27,915         70,855        (98,887)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              4,584          286          2,980              -        7,850
  Income taxes                    335           29          3,079              -        3,443
  Short-term obligations            -            -            495              -          495
  Current maturities of
    long-term debt                126           44            261              -          431
                             ________     ________       ________      _________     ________

  Total Current Liabilities    45,552       30,377         94,679        (99,173)      71,435

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,381            -            370              -       12,751
  Deferred expenses,
    pension and other          41,240          335          1,008              -       42,583
  Interest payable to
    Holdings                   18,436            -              -              -       18,436
                             ________     ________       ________      _________     ________

                               74,057          335          1,378              -       75,770

LONG-TERM DEBT, less
  current maturities          204,023        1,226          2,555              -      207,804

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                      715      (10,891)        24,416        (22,371)      (8,131)
                             ________     ________       ________      _________     ________

                             $324,347     $ 21,047       $123,028      $(121,544)    $346,878



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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 30,732     $  2,533       $ 14,730      $    (235)    $ 47,760
  Intercompany payables            44       27,771         60,532        (88,347)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,800          522          2,686              -        6,008
  Income taxes                    234           29            942              -        1,205
  Short-term obligations            -            -            566              -          566
  Current maturities of
    long-term debt                237            8            487              -          732
                             ________     ________       ________      _________     ________

  Total Current Liabilities    34,047       30,863         79,943        (88,582)      56,271

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties              2,000            -              -              -        2,000
  Postretirement benefits      12,863            -            414              -       13,277
  Deferred expenses,
    pension and other          32,032          249          1,494              -       33,775
  Interest payable to
    Holdings                   11,062            -              -              -       11,062
                             ________     ________       ________      _________     ________

                               57,957          249          1,908              -       60,114

LONG-TERM DEBT, less
  current maturities          213,226          352          8,610              -      222,188

COMMON SHAREHOLDERS'
  INVESTMENT                   25,201       (7,952)        15,055        (15,132)      17,172
                             ________     ________       ________      _________     ________

                             $330,431     $ 23,512       $105,516      $(103,714)    $355,745




                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   For the Year Ended December 31, 2002
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
Operating Activities         $  4,579     $    683       $  4,443      $      -      $  9,705
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit               (716)           -           (187)            -          (903)
Proceeds from the sale of
  The Principal Financial
  Group shares                  2,974            -              -             -         2,974
Purchases of property,
  plant and equipment          (2,697)      (1,598)        (1,162)            -        (5,457)
Proceeds from sale of
  property, plant and
  equipment                       363            2            380             -           745
Net proceeds from sale
  and leaseback transaction     6,657            -              -             -         6,657
Purchase of Bennett &
  Emmott (1986) Ltd.                -            -           (200)            -          (200)
Dividends paid to parent           99            -            (99)            -             -
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities      6,680       (1,596)        (1,268)            -         3,816
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net proceeds from
  (repayments of) revolving
  credit facilities            (9,077)           -         (5,732)            -       (14,809)
Net increase (decrease) in
  other bank borrowings             -            -            (71)            -           (71)
Proceeds from issuance of
  long-term debt                    -          925              -             -           925
Payment of long-term debt        (236)         (16)          (549)            -          (801)
Payment of refinancing
  expenses                     (1,946)           -           (101)            -        (2,047)
                             ________     ________       ________      ________      ________
Net cash provided by
  (used in) financing
  activities                  (11,259)         909         (6,453)            -       (16,803)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -            253             -           253
                             ________     ________       ________      ________      ________
Net decrease in cash and
  and cash equivalents              -           (4)        (3,025)            -        (3,029)
Cash and cash equivalents
  at beginning of year              -           28          7,190             -         7,218
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $      -     $     24       $  4,165      $      -      $  4,189





                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   For the Year Ended December 31, 2001
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (3,626)    $    600       $  1,717      $      -      $ (1,309)
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease (increase)in
  restricted funds on deposit     308            -           (340)            -           (32)
Proceeds from sale of
  The Principal Financial
  Group shares                  5,730            -              -             -         5,730
Purchases of property,
  plant and equipment          (1,990)        (968)        (1,169)            -        (4,127)
Proceeds from sale of
  property, plant and
  equipment                        23            -            513             -           536
Dividends paid to parent          200            -           (200)            -             -
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities      4,271         (968)        (1,196)            -         2,107
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Proceeds from (repayments
  of) revolving credit
  facilities                   (1,350)           -            298             -        (1,052)
Net (increase) decrease
  in other bank borrowings        (52)           -            323             -           271
Proceeds from issuance of
  long-term debt                    -          360            877             -         1,237
Payment of long-term debt        (336)           -         (1,305)            -        (1,641)
Capital contribution from
  Holdings                      1,093            -              -             -         1,093
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities       (645)         360            193             -           (92)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (436)            -          (436)
                             ________     ________       ________      ________      ________
Net increase (decrease) in
  cash and cash equivalents         -           (8)           278             -           270
Cash and cash equivalents
  at beginning of year              -           36          6,912             -         6,948
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of year             $      -     $     28       $  7,190      $      -      $  7,218




                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                   For the Year Ended December 31, 2000
                                          (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ (6,332)    $  3,201       $  2,532      $      -      $   (599)
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





Report of Deloitte & Touche LLP, Independent Auditors


Deloitte & Touche LLP
411 E. Wisconsin Avenue
Milwaukee, Wisconsin 53202-4496

Tel: (414) 271-3000
www.deloitte.com

                                                                   Deloitte
                                                                   & Touche


To the Shareholders and Board of Directors of Bucyrus International, Inc.:

We have audited the accompanying consolidated balance sheet of Bucyrus International, Inc. and subsidiaries (the "Company"), a majority-owned subsidiary of Bucyrus Holdings, LLC, as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, shareholders' investment (deficiency in assets), and cash flows for the year then ended.
Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit. The Company's financial statements and financial statement schedules as of December 31, 2001, and for each of the two years in the period ended
December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 and 2000 financial statement schedules, in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole, fairly stated in all material respects the financial data required to be set forth therein, in their report dated February 8, 2002 (except with respect to the matter discussed in Note F as to which the date is March 7, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note D to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142").



_________
Deloitte
Touche
Tohmatsu
________


                                                                            2



As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note D, these financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note D with respect to 2001 and 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management; and (ii) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note D are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


/s/Deoitte & Touche LLP

February 7, 2003




This report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K. During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As discussed in Note D of the Notes to Consolidated Financial Statements, the Company has presented the transitional disclosures for the years ended December 31, 2001 and 2000 required by SFAS 142. The Arthur Andersen LLP report does not extend to these transitional disclosures. These disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.


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



                                  Bucyrus International, Inc. and Subsidiaries
                          Schedule II - Valuation and Qualifying Accounts and Reserves
                              For the Years Ended December 31, 2002, 2001 and 2000
                                             (Dollars in Thousands)
                                                                    Charges
                                                   Balance At      (Credits)           (Charges)        Balance At
                                                   Beginning        To Costs            Credits            End
                                                   Of Period      And Expenses      To Reserves(1)      Of Period
Allowance for possible losses:

Year ended December 31, 2002:
  Notes and accounts receivable - current           $1,134           $   47             $  (23)          $1,158

Year ended December 31, 2001:
  Notes and accounts receivable - current           $1,159           $   14             $  (39)          $1,134

Year ended December 31, 2000:
  Notes and accounts receivable - current           $1,090           $    3             $   66           $1,159



(1) Includes uncollected receivables written off, net of recoveries, and translation adjustments at the foreign subsidiaries.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   (a)   On June 24, 2002, the Company filed a Current Report on Form 8-K
(the "Current Report") to report the dismissal of Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and the engagement of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. As reported in the Current Report (i) there were no disagreements between the Company and Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with Andersen's report on the Company's consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

   (b) Not applicable because, as disclosed under (a) above, there were no "disagreements" or "reportable events" as defined in Item 304(a) of regulation S-K in connection with the dismissal of Andersen.

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

   Name               Age       Principal Occupation and Directorships

W. Richard Bingham    67        Mr. Bingham is a general partner of
                                American Industrial Partners
                                Corporation.  He co-founded American
                                Industrial Partners and has been a
                                director and officer of the firm  since
                                1988.  Mr. Bingham is also a director
                                of Great Lakes Carbon Corporation,
                                Stanadyne Automotive Corporation, MBA
                                Polymers, Inc., Fundimak y Subsidiaries
                                S.A. de C.V. (Sanluis) and Williams
                                Controls, Inc.  He formerly served on
                                the boards of Avis, Inc., ITT Life
                                Insurance Corporation, Sweetheart
                                Holdings and Valero Energy Corporation.
                                Mr. Bingham has been a director of the
                                Company since September 1997.

Wayne T. Ewing        69        Mr. Ewing is a coal industry management
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

Willard R. Hildebrand 63        Mr. Hildebrand was President and Chief
                                Executive Officer of the Company from
                                March 11, 1996 to December 14, 1998
                                upon which he became a non-executive
                                vice chairman of the Company's Board
                                until March 11, 2000.  Mr. Hildebrand
                                was President and Chief Executive
                                Officer of Great Dane Trailers, Inc. (a
                                privately held manufacturer of a
                                variety of truck trailers) from 1991 to
                                1996.  Prior to 1991, Mr. Hildebrand
                                held a variety of sales and marketing
                                positions with Fiat-Allis North
                                America, Inc. and was President and
                                Chief Operating Officer from 1985 to
                                1991.  Mr. Hildebrand is currently a
                                director of Qualitor, Inc.
                                Mr. Hildebrand has been a director of
                                the Company since March 1996.

Kim A. Marvin         41        Mr. Marvin is a Managing Director of
                                American Industrial Partners
                                Corporation.  Mr. Marvin joined
                                American Industrial Partners in 1997
                                from the Mergers & Acquisitions
                                Department of Goldman, Sachs & Co.
                                where he had been employed since 1994.
                                Mr. Marvin is also a director of
                                Consoltex Group, Great Lakes Carbon
                                Corporation and Stanadyne Corporation.
                                Mr. Marvin has been a director of the
                                Company since September 1997.

Robert L. Purdum      67        Mr. Purdum is a director and a Managing
                                Director of American Industrial
                                Partners Corporation.  Mr. Purdum
                                became the Non-Executive Chairman of
                                the Company's Board following the AIP
                                Merger.  Mr. Purdum retired as Chairman
                                of Armco, Inc. in 1994.  From November
                                1990 to 1993, Mr. Purdum was Chairman
                                and Chief Executive Officer of Armco,
                                Inc.  Mr. Purdum has been a director of
                                AIP Management Co. since joining
                                American Industrial Partners in 1994.
                                Mr. Purdum is also a director of
                                Berlitz International, Inc.  Mr. Purdum
                                has been a director of the Company
                                since November 1997.

Theodore C. Rogers    68        Mr. Rogers has served as Chief
                                Executive Officer of the Company since
                                December 23, 1999.  Mr. Rogers also
                                served as President of the Company from
                                December 1999 to August 2000. Mr.Rogers
                                is a General Partner of American
                                Industrial Partners.  He co-founded
                                American Industrial Partners and has
                                been a director and officer of the firm
                                since 1988.  He is also a director of
                                Consultex Group, Inc., Great Lakes
                                Carbon Corporation and Stanadyne
                                Automotive Corporation.  Mr. Rogers has
                                been a director of the Company since
                                November 1997.

Timothy W. Sullivan   49        Mr. Sullivan has served as President
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

   Name                      Age, Position and Background

Theodore C. Rogers    Mr. Rogers, age 68, has served as Chief Executive
                      Officer since December 23, 1999. Mr. Rogers also served as President from December 1999 to August
                      2000.  Mr. Rogers co-founded American Industrial
                      Partners and has been an officer and director of the firm since 1988. Mr. Rogers was President, Chairman, Chief Executive Officer and Chief
                      Operating Officer of NL Industries. Mr. Rogers has been a director of the Company since November 1997.

John F. Bosbous       Mr. Bosbous, age 50, has served as Treasurer since
                      March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1988.

Frank P. Bruno        Mr. Bruno, age 66, has served as Vice President -
                      Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human
                      Resources and Administration with Eagle Industries,
                      Inc.

Craig R. Mackus       Mr. Mackus, age 51, has served as Vice President-
                      Finance since October 2002, as Secretary since
                      May 1996 and as Controller since February 1988.
                      Mr. Mackus was Division Controller and Assistant
                      Corporate Controller from 1985 to 1988, Manager of
                      Corporate Accounting from 1981 to 1982 and 1984 to
                      1985, and Assistant Corporate Controller of Western
                      Gear Corporation from 1982 to 1984.

Thomas B. Phillips    Mr. Phillips, age 57, has served as Executive Vice
                      President since August 2000. Mr. Phillips rejoined the Company on January 10, 2000 as Vice President-
                      Operations.  From September, 1999 through January,
                      2000 Mr. Phillips served as a Consultant and Assistant to the President at United Container
                      Machinery, Inc.  From 1983 through 1999 Mr.
                      Phillips held various positions with the Company;
                      Executive Vice President - Operations from June
                      1998 through April 1999, Vice President - Materials from March 1996 to June 1998, Director of Materials from 1986 to 1996, Manufacturing Manager from June
                      1986 to October 1986 and Materials Manager from
                      1983 to 1986.

Timothy W. Sullivan   Mr. Sullivan, age 49, has served as President and
                      Chief Operating Officer of the Company since August
                      2000.  Mr. Sullivan rejoined the Company on
                      January 17, 2000 as Executive Vice President.  From
                      January 1999 through December 1999 Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From 1986 through
                      1998 Mr. Sullivan held various positions with the Company; Executive Vice President - Marketing from
                      June 1998 through December 1998, Vice President
                      Marketing and Sales from April 1995 through May
                      1998, Director of Business Development in 1994,
                      Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric
                      Mining Shovels and International Sales from 1986 to
                      1990. Mr. Sullivan has been a director of the Company since August 2000.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

   Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held, and Mr. Ewing who is paid an annual fee of $25,000. Directors are reimbursed for out-of-pocket expenses.

Summary Compensation Table

   The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 2002 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were in office on December 31, 2002. The persons named in the table are sometimes referred to herein as the "named executive officers".



                                                               Long-Term
                                            Annual           Compensation
                                        Compensation(1)<FN1>    Awards
                                                              Securities      All Other
      Name and                                                Underlying    Compensation
 Principal Position          Year     Salary($)   Bonus($)    Options(#)       ($)(2)<FN2>
Theodore C. Rogers (3)<FN3>  2002            -           -           -                -
 Chief Executive Officer     2001            -           -           -                -
                             2000            -           -           -                -

Frank P. Bruno               2002     $144,089    $ 58,183           -        $   6,248
 Vice President-             2001      138,150      39,690      11,974            5,721
 Human Resources             2000      133,602      26,578           -            4,651

Craig R. Mackus              2002      163,212      66,411           -            6,730
 Vice President-Finance      2001      154,728      44,580      13,408            5,666
 and Secretary               2000      148,902      29,768           -            4,905

Thomas B. Phillips(4)<FN4>   2002      221,279     129,108           -            7,399
 Executive Vice              2001      207,004      85,862      35,850            6,546
 President                   2000      185,001      56,250           -           94,653

Timothy W. Sullivan(5)<FN5>  2002      379,173     640,000           -            6,310
 President and Chief         2001      329,169     240,000      71,700            6,060
 Operating Officer           2000      259,126     200,000           -          120,234
_______________

<FN1>
(1)  Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.
<FN2>
(2)  "All Other Compensation" includes the following:  (i) the employer match under the Company's 401(k) savings plan for 2002, 2001 and 2000, respectively:  Mr. Bruno ($5,513, $4,575 and $3,990), Mr. Mackus ($6,000,
     $5,250 and $4,467), Mr. Phillips ($6,000, $5,250 and $5,250), and Mr. Sullivan ($5,500, $5,250 and $5,250);
     (ii) imputed income from life insurance for 2002, 2001 and 2000, respectively:  Mr. Bruno ($735, $1,146 and
     $661), Mr. Mackus ($730, $416 and $438), Mr. Phillips ($1,399, $1,296 and $1,374) and Mr. Sullivan ($810,
     $810 and $742); (iii) relocation allowance paid to Mr. Sullivan for 2000 ($114,242); (iv) supplemental pension payment to Mr. Phillips for 2000 ($85,000) and severance of $3,029 paid before his return to the
     Company in January 2000.
<FN3>
(3)  Mr. Rogers became the Chief Executive Officer on December 23, 1999.  No compensation has been paid to
     Mr. Rogers during his tenure as Chief Executive Officer.
<FN4>
(4)  Mr. Phillips rejoined the Company in January 2000 as Vice President - Operations.
<FN5>
(5)  Mr. Sullivan rejoined the Company in January 2000 as Executive Vice President.




1998 Management Stock Option Plan

   On March 17, 1998, the Board adopted the 1998 Management Stock Option
Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Other than options granted on August 1, 2001, all other options granted under the 1998 Option Plan are targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified target of EBITDA in that plan year. In the event that the EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest according to a pro rata schedule set forth in the 1998 Option Plan, provided that if less than 90% of the EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 according to a pro rata schedule set forth in the 1998 Option Plan. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four (4) years subsequent to the date of the grant. A total of 33,234 of the options granted under the 1998 Option Plan have vested as of the date of this report.

   Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the 1998 Option Plan), immediately prior to such sale provided such sale occurs prior to the fourth anniversary of the grant of options. Options granted pursuant to the 1998 Option Plan may be forfeited or repurchased by the Company at fair value, as defined, in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale.

The information in the following table is presented as of December 31, 2002 with respect to shares of the Company's Common Stock that may be issued pursuant to the 1998 Option Plan, which was not approved by the Company's shareholders:

                         (a)                (b)                 (c)
                                                             Number of
                                                             Securities
                                                             Remaining
                      Number of                            Available for
                    Securities to                         Future Issuance
                    be Issued Upon    Weighted-Average      Under Equity
                     Exercise of       Exercise Price       Compensation
                     Outstanding       of Outstanding     Plans (Excluding
                       Options,           Options,           Securities
                     Warrants and       Warrants and        Reflected in
Plan Category           Rights             Rights            Column (a))

Equity compensation
 plans approved by
 shareholders           199,500            $ 28.84               500

Equity compensation
 plans not approved
 by shareholders          N/A                N/A                 N/A
                        _______            _______               ___

Total                   199,500            $ 28.84               500


   Additional information about the 1998 Option Plan is set forth in Note H to the Company's audited financial statements appearing in this Report.

Option Grants Table

   There were no options granted to the named executive officers in 2002 under the Company's 1998 Option Plan.



Aggregate Option Exercises in 2002 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 2002 and the fiscal year-end value of the unexercised stock options held by such officers.

                                                                           Value of Unexercised
                                              Number of Securities             In-The-Money
                     Shares                  Underlying Unexercised          Options at End of
                    Acquired                   Options at End of           Fiscal Year 2002 (1)<FN1>
                       On       Value         Fiscal Year 2002 (#)                 ($)
                    Exercise   Realized
Name                  (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable

T. C. Rogers           0         N/A             0               0            0              0

F. P. Bruno            0         N/A         2,994          15,080            0              0

C. R. Mackus           0         N/A         3,352          17,556            0              0

T. B. Phillips         0         N/A         8,963          26,887            0              0

T. W. Sullivan         0         N/A        17,925          53,775            0              0

<FN1>
(1) Substantially all of the Company's common stock is owned by Holdings and there is no established public trading market therefor.  Under the 1998 Option Plan, the fair value of a share of common stock is established by the board of directors as the price at which the Company will buy or sell its common stock.  The fair value as of December 31, 2002, as so established, was $1 per share, which is equal to or less than the stock option exercise price for all of the options listed in the above table.
    Accordingly, none of the options listed in the above table was "in-the-money" on December 31, 2002.




Defined Benefit Pension Plan

   The Company maintains a defined benefit pension plan (the "Pension Plan") for salaried employees, including certain of the named executive officers.

   Defined Benefit Formula

   Historically, the Pension Plan used a Defined Benefit Formula to determine the annual benefits payable to employees upon normal retirement age. The following table sets forth the estimated annual benefits payable on a straight life annuity basis (prior to offset of one-half of estimated Social Security benefits) to participating employees upon retirement at normal retirement age for the years of service and the average annual earnings indicated under the defined benefit formula.

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

   Cash Balance Formula

   Effective January 1, 2000, the Pension Plan was converted to a cash balance formula for all employees except for those who, on December 31, 1999, were either age 60 and above or age 55 with 10 years or more years of credited service. The actuarial equivalent of benefits earned as of December 31, 1999 was used to establish an opening account balance. Each month a percentage of the employee's earnings is credited to the account in accordance with the following table:

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

   General

   Covered compensation for purposes of the Pension Plan consists of the average of a participant's highest total salary and bonus (excluding compensation deferred pursuant to any non-qualified plan) for a consecutive five year period during the last ten calendar years of service prior to retirement.

   Supplemental Plan

   Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended, limit the annual benefits which may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, the Company has a supplemental plan which authorizes the payment out of general funds of the Company of any benefits calculated under provisions of the applicable retirement plan which may be above the limits under these sections.

   Mr. Rogers does not participate in the Pension Plan. Mr. Bruno's benefits under the Pension Plan will be determined under the Defined Benefit Formula described above. The years of credited service under the Pension Plan for Mr. Bruno is five (5).

   The Pension Plan benefits payable to Messrs. Mackus, Phillips and
Sullivan will be determined under the cash balance formula described above. The years of credited service under the Pension Plan for Messrs. Mackus, Phillips and Sullivan are 23, 26 and 23, respectively. The estimated annual benefits payable under the Pension Plan at normal retirement age (as determined under the Pension Plan) to Messrs. Mackus, Phillips and Sullivan are $80,047, $65,194 and $78,036, respectively. In making these estimates, the assumtions were (i) that 2002 pay remains level to normal retirement age;
(ii) that the 2002 compensation limit of $200,000 remains level to normal retirement age; (iii) that the interest crediting rate for all years is 5.12% - the November, 2001 30-year Treasury rate, which is the rate used for the 2002 plan year; and the projected cash balance at normal retirement age was converted to an annuity using an interest rate of 5.12% and the 1983 Group Annuity Mortality Table for Males and Females.

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

   Executive officers and other Company employees participated in the 2002 Management Incentive Plan. Under the 2002 Management Incentive Plan, the Board established a management incentive budget based on achievement in several critical areas that combine to determine the overall Company performance and in consultation with the CEO, established target incentive bonus percentages of between 10% and 50% of base salary for executive officers (other than the CEO, who is not a participant) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual achievement was less than 80% of budgeted goals, and a maximum bonus of two times the target incentive bonus percentage would be paid if actual achievement was 120% or more of budgeted goals. In 2002, the Company's actual achievement in certain categories did meet or exceed budgeted goals, and bonuses were awarded under this plan.

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

                         BOARD OF DIRECTORS OF
                         BUCYRUS INTERNATIONAL, INC.

                         W. Richard Bingham
                         Wayne T. Ewing
                         Willard R. Hildebrand
                         Kim A. Marvin
                         Robert L. Purdum
                         Theodore C. Rogers
                         Timothy W. Sullivan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 26, 2003:

                              Amount and Nature
Name and Address of        of Beneficial Ownership         Percent of Class
 Beneficial Owner               (# of Shares)                    Class

Bucyrus Holdings, LLC             1,430,300                      99.6%
One Maritime Plaza
Suite 2525
San Francisco, CA  94111

   The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 26, 2003:

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

   Mr. Hildebrand

   Mr. Hildebrand was entitled to participate in the Company's retirement programs. Under the retirement programs, Mr. Hildebrand is entitled to receive a retirement amount equal to the non-vested accrued portion of the benefit from the Company's salaried employee retirement benefit plan and supplemental retirement benefit plan. In 2002, Mr. Hildebrand received payments totalling $19,957 under these retirement programs. In addition, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the 1998 Option Plan.

   Mr. Sullivan

   In August 2000, the Company entered into an agreement with Mr. Sullivan to serve as President of the Company. Simultaneous with that agreement, Mr. Sullivan was elected to the Board of Directors and assumed the additional position as Chief Operating Officer. The agreement provides for a base salary which is subject to increase at the discretion of the Board. Mr. Sullivan is eligible to participate in the 2002 Management Incentive Plan and is the only named executive officer to participate in the Company's Incentive Program for Sales and Marketing Personnel, pursuant to which Mr. Sullivan will be entitled to receive a bonus based on the outcome of sales of machines and parts. In addition, Mr. Sullivan is entitled to participate in employee and fringe benefit plans that the Company provides to similarly situated management employees.

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

Consulting Agreement

   On January 1, 2002, the Company entered into a new one year Consulting Agreement with Mr. Ewing which renews automatically for an additional twelve
(12) months unless either party gives sixty (60) days prior written notice of termination. The Consulting Agreement with Mr. Ewing provides for Mr. Ewing to perform certain consulting assignments for the Company at a rate of $1,500 per day plus reimbursement of reasonable expenses. During the term of the Consulting Agreement, Mr. Ewing will be entitled to receive bonuses for the sale of Company machines into the North American coal industry. In addition, Mr. Ewing will be entitled to a bonus if the incremental standard parts margin generated on Company parts sales to the North American coal industry in each calendar year are above an established base.

Management Services Agreement

   American Industrial Partners ("AIP") provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company for an annual fee of $1,450,000 and is reimbursed for out-of-pocket expenses. Payment of a substantial portion of this fee has been deferred and is subordinated in right of payment to the Loan and Security Agreement. In 2002, $725,000 of fees was paid to AIP under this agreement. At December 31, 2002 and 2001, $5,089,000 and $4,364,000,
respectively, of fees was payable to AIP under this agreement.



                                  PART IV


ITEM 14. CONTROLS AND PROCEDURES

   The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the financial reports and to other members of senior management and the Board of Directors.

   Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Company have concluded that the disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

   There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                            Page No.

 (a) 1. FINANCIAL STATEMENTS

        Consolidated Statements of Operations for          28
        the years ended December 31, 2002, 2001
        and 2000.

        Consolidated Statements of Comprehensive Loss      29
        for the years ended December 31, 2002, 2001 and 2000.

        Consolidated Balance Sheets as of December 31,  30-31
        2002 and 2001.

        Consolidated Statements of Common Shareholders'    32
        Investment (Deficiency in Assets) for the years ended December 31, 2002 2001 and 2000.

        Consolidated Statements of Cash Flows for the   33-34
        years ended December 31, 2002, 2001 and 2000.

        Notes to Consolidated Financial Statements      35-70
        for the years ended December 31, 2002, 2001 and 2000.

        Report of Deloitte & Touche LLP                    71

        Report of Arthur Andersen LLP                      72

     2. FINANCIAL STATEMENT SCHEDULE

        Schedule II - Valuation and Qualifying             73
                       Accounts and Reserves

        All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

        The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

 (b)    REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 2002.



                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   BUCYRUS INTERNATIONAL, INC.
   (Registrant)

   By   /s/ T. C. Rogers                            March 27, 2003
       Theodore C. Rogers,
       Chief Executive Officer

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

   Signature and Title                                   Date

   /s/ W. Richard Bingham                           March 24, 2003
   W. Richard Bingham, Director

   /s/ Wayne T. Ewing                               March 24, 2003
   Wayne T. Ewing, Director

   /s/ W. R. Hildebrand                             March 24, 2003
   Willard R. Hildebrand, Director

   /s/ Kim A. Marvin                                March 28, 2003
   Kim A. Marvin, Director

   /s/ Robert L. Purdum                             March 24, 2003
   Robert L. Purdum, Director

   /s/ T. C. Rogers                                 March 27, 2003
   Theodore C. Rogers, Director

   /s/ T. W. Sullivan                               March 24, 2003
   Timothy W. Sullivan, Director

   /s/ Craig R. Mackus                              March 24, 2003
   Craig R. Mackus, Vice President-Finance
   and Secretary
   (Principal Accounting and
   Financial Officer)



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
               PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

I, Theodore C. Rogers, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Bucyrus International,
     Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/Theodore C. Rogers
Theodore C. Rogers
Chief Executive Officer




                 CERTIFICATION OF CHIEF FINANCIAL OFFICER
               PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT

I, Craig R. Mackus, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Bucyrus International,
     Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003


/s/Craig R. Mackus
Craig R. Mackus
Vice President-Finance and Secretary




               SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
              REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
               ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
               SECURITIES PURSUANT TO SECTION 12 OF THE ACT


  The Registrant does not furnish an annual report or proxy soliciting material to its security holders.



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                      2002 ANNUAL REPORT ON FORM 10-K

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

10.4    Employment Agreement             Exhibit 10.17 to
        between Registrant and           Registrant's
        C. R. Mackus dated as of         Quarterly Report
        May 21, 1997.                    on Form 10-Q for
                                         the quarter ended
                                         June 30, 1997.

10.5    Annual Management Incentive      Exhibit 10.14 to
        Plan for 1997, adopted by        Registrant's
        Board of Directors               Annual Report on
        February 5, 1997.                Form 10-K for
                                         the year ended
                                         December 31, 1997.

10.6    1998 Management Stock Option     Exhibit 10.17 to
        Plan.                            Registrant's
                                         Annual Report on
                                         Form 10-K for
                                         the year ended
                                         December 31, 1997.

10.7    Employment Agreement             Exhibit 10.18 to
        between Registrant and           Registrant's
        F. P. Bruno dated as of          Annual Report on
        December 1, 1997.                Form 10-K for
                                         the year ended
                                         December 31, 1998.

10.8    Consulting Agreement             Exhibit 10.19
        between Registrant and           to Registrant's
        Wayne T. Ewing dated             Annual Report on
        February 1, 2000.                Form 10-K for
                                         the year ended
                                         December 31, 1999.

10.9    Letter Agreement                 Exhibit 10.7
        between Registrant and           to Registrant's
        T. W. Sullivan                   Quarterly Report
        dated August 8, 2000.            on Form 10-Q
                                         filed with the
                                         Commission on
                                         August 14, 2000.

10.10   Agreement of Debt                Exhibit 10.21
        Conversion between               to Registrant's
        Registrant and                   Annual Report on
        Bucyrus Holdings, LLC            Form 10-K for
        dated March 22, 2001.            the year ended
                                         December 31, 2000.

10.11   Consulting Agreement             Exhibit 10.8
        between Registrant and           to Registrant's
        Willard R. Hildebrand            Quarterly Report
        dated July 25, 2001.             on Form 10-Q
                                         filed with the
                                         Commission on
                                         November 14, 2001.

10.12   Agreement to Purchase and        Exhibit 10.18
        Sell Industrial Property         to Registrant's
        between Registrant and           Annual Report on
        InSite Real Estate               Form 10-K for
        Development, L.L.C.              the year ended
        dated October 25, 2001.          December 31, 2001.

10.13   Industrial Lease Agreement       Exhibit 10.19
        between Registrant and           to Registrant's
        InSite South Milwaukee, L.L.C.   Annual Report on
        dated January 4, 2002.           Form 10-K for
                                         the year ended
                                         December 31, 2001.

10.14   Termination Benefits Agreement   Exhibit 10.20
        between Registrant and           to Registrant's
        John F. Bosbous dated            Annual Report on
        March 5, 2002.                   Form 10-K for
                                         the year ended
                                         December 31, 2001.

10.15   Termination Benefits Agreement   Exhibit 10.21
        between Registrant and           to Registrant's
        Thomas B. Phillips dated         Annual Report on
        March 5, 2002.                   Form 10-K for
                                         the year ended
                                         December 31, 2001.

10.16   Loan and Security Agreement      Exhibit 10.22
        by and among Registrant,         to Registrant's
        Minserco, Inc., Boonville        Annual Report on
        Mining Services, Inc. and        Form 10-K for
        GMAC Business Credit, LLC,       the year ended
        and Bank One, Wisconsin dated    December 31, 2001.
        March 7, 2002.

        (a) First amendment dated                                   X
        December 31, 2002 to Loan
        and Security Agreement.

        (b) Second amendment dated                                  X
        January 9, 2003 to Loan
        and Security Agreement.

        (c) Letter agreement as of                                  X
        December 31, 2002 to Loan
        and Security Agreement.

10.17   Board of Directors                                          X
        Resolution dated
        December 16, 1998
        amending the 1998
        Management Stock
        Option Plan.

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

99.1    Letter from Registrant           Exhibit 99.1
        to Securities and                to Registrant's
        Exchange Commission              Annual Report on
        dated March 27, 2002             Form 10-K for
        with respect to                  the year ended
        representations                  December 31, 2001.
        received from Arthur
        Andersen LLP.