Form 10-Q
period 2003-03-31
BUCYRUS INTERNATIONAL INC
filed 2003-05-15
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

               Class                            Outstanding May 6, 2003

     Common Stock, $.01 par value                      1,435,600



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters ended March 31, 2003 and 2002                        3

           Consolidated Condensed Statements of
           Comprehensive Income (Loss) - Quarters ended
           March 31, 2003 and 2002                                       4

           Consolidated Condensed Balance Sheets -
           March 31, 2003 and December 31, 2002                        5-6

           Consolidated Condensed Statements of Cash Flows -
           Quarters ended March 31, 2003 and 2002                        7

           Notes to Consolidated Condensed Financial
           Statements                                                 8-20

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      21-25

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                     26

         Item 4 - Disclosure Controls and Procedures                    27

         Forward-Looking Statements                                     28

PART II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                     29

         Item 2 - Changes in Securities and Use of Proceeds             29

         Item 3 - Defaults Upon Senior Securities                       29

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                      29

         Item 5 - Other Information                                     29

         Item 6 - Exhibits and Reports on Form 8-K                      29

         Signature Page                                                 30



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarters Ended March 31,
                                        2003            2002
Revenues:
  Net sales                          $   60,882      $   64,430
  Other income                               45              54
                                     __________      __________

                                         60,927          64,484
                                     __________      __________
Costs and Expenses:
  Cost of products sold                  46,324          52,171
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses               10,606           9,692
  Interest expense                        4,523           4,599
                                     __________      __________

                                         61,453          66,462
                                     __________      __________

Loss before income taxes                   (526)         (1,978)

Income taxes                                806             606
                                     __________      __________

Net loss                             $   (1,332)     $   (2,584)


Net loss per share
 of common stock:

   Basic                             $     (.93)     $    (1.80)


   Diluted                           $     (.93)     $    (1.80)


         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                  COMPREHENSIVE INCOME (LOSS) (Unaudited)
                          (Dollars in Thousands)

                                         Quarters Ended March 31,
                                         2003            2002

Net loss                               $ (1,332)       $ (2,584)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                             1,576            (324)
                                       ________        ________

Comprehensive income (loss)            $    244        $ (2,908)


         See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,     December 31,                                     March 31,     December 31,
                                  2003            2002                                           2003            2002
                                                              LIABILITIES AND COMMON
                                                                SHAREHOLDERS' INVESTMENT
ASSETS                                                          (DEFICIENCY IN ASSETS)
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
 Cash and cash                                                   Accounts payable and
  equivalents                   $  5,174        $  4,189          accrued expenses             $ 52,372        $ 59,216
 Receivables                      43,482          52,770         Liabilities to customers
 Inventories                     122,221         114,312          on uncompleted contracts
 Prepaid expenses and                                             and warranties                  7,767           7,850
  other current assets             6,569           6,186         Income taxes                     3,850           3,443
                                ________        ________         Short-term obligations               -             495
                                                                 Current maturities of
 Total Current Assets            177,446         177,457          long-term debt                    344             431
                                                                                               ________        ________
OTHER ASSETS:
 Restricted funds                                                Total Current Liabilities       64,333          71,435
  on deposit                       1,413           1,485
 Goodwill                         55,860          55,860        LONG-TERM LIABILITIES:
 Intangible assets - net          37,251          37,662         Liabilities to customers on
 Other assets                     12,008          11,935          uncompleted contracts
                                ________        ________          and warranties                  2,000           2,000
                                                                 Postretirement benefits         12,712          12,751
                                 106,532         106,942         Deferred expenses,
                                                                  pension and other              42,356          42,583
PROPERTY, PLANT AND EQUIPMENT:                                   Interest payable to
 Cost                            107,399         106,565          Holdings                       20,280          18,436
 Less accumulated                                                                              ________        ________
  depreciation                   (46,942)        (44,086)
                                ________        ________                                         77,348          75,770
                                                                LONG-TERM DEBT, less
                                  60,457          62,479         current maturities             210,641         207,804

                                                                COMMON SHAREHOLDERS' INVESTMENT
                                                                 (DEFICIENCY IN ASSETS):
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,444,650 shares                   14              14
                                                                 Additional paid-in capital     147,715         147,715
                                                                 Treasury stock -
                                                                  9,050 shares, at cost            (851)           (851)
                                                                 Accumulated deficit           (102,534)       (101,202)
                                                                 Accumulated other
                                                                  comprehensive loss            (52,231)        (53,807)
                                                                                               ________        ________

                                                                                                 (7,887)         (8,131)
                              ________          ________                                       ________        ________

                              $344,435          $346,878                                       $344,435        $346,878


                         See notes to consolidated condensed financial statements.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in Thousands)

                                           Quarters Ended March 31,
                                           2003            2002

Net Cash Used In Operating Activities    $    (78)       $ (5,612)
                                         ________        ________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                             72            (749)
Proceeds from sale of The Principal
  Financial Group shares                        -           2,974
Purchases of property, plant
  and equipment                              (389)         (1,036)
Net proceeds from sale and leaseback
  transaction                                   -           6,657
Proceeds from sale of property, plant
  and equipment                                15              67
                                         ________        ________

Net cash provided by (used in)
  investing activities                       (302)          7,913
                                         ________        ________
Cash Flows From Financing Activities
Net proceeds from (repayments of)
  revolving credit facilities               2,735          (2,779)
Net decrease in other long-term
  debt and bank borrowings                   (480)            (87)
Payment of refinancing expenses              (976)         (1,451)
                                         ________        ________

Net cash provided by (used in)
  financing activities                      1,279          (4,317)
                                         ________        ________

Effect of exchange rate changes on cash        86             129
                                         ________        ________
Net increase (decrease) in cash
  and cash equivalents                        985          (1,887)
Cash and cash equivalents at
  beginning of period                       4,189           7,218
                                         ________        ________
Cash and cash equivalents at
  end of period                          $  5,174        $  5,331



Supplemental Disclosures of Cash Flow Information

                                           2003            2002
Cash paid during the period for:
  Interest                               $  4,421        $  4,429
  Income taxes - net of refunds               702             254



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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

3.  Inventories consist of the following:

                                          March 31,         December 31,
                                            2003                2002
                                             (Dollars in Thousands)

    Raw materials and parts               $ 16,233            $ 15,509
    Work in process                         19,238              17,817
    Finished products (primarily
     replacement parts)                     86,750              80,986
                                          ________            ________

                                          $122,221            $114,312


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. The shares outstanding used to compute the diluted earnings per share for the quarters ended March 31, 2003 and 2002 exclude outstanding options to purchase 199,500 and 200,000 shares, respectively, of the Company's common stock. The options were excluded because their inclusion would have been antidilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                                            Quarters Ended March 31,
                                             2003              2002
                                          (Dollars in Thousands, Except
                                               Per Share Amounts)
    Basic and Diluted

      Net loss                            $   (1,332)       $   (2,584)


      Weighted average shares outstanding  1,435,600         1,435,600


      Net loss per share                  $     (.93)       $    (1.80)


5. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock options are granted at prices equal to the fair market value of the Company's common stock on the grant dates; therefore, no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net loss and net loss per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

                                             Quarters Ended March 31,
                                              2003           2002
                                           (Dollars in Thousands, Except
                                                Per Share Amounts)

    Net loss, as reported                  $ (1,332)         $ (2,584)
    Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method
     for all awards, net of related
     tax effects                                (72)              (72)
                                           ________          ________

    Pro forma net loss                     $ (1,404)         $ (2,656)


    Net loss per share of common
     stock (basic and diluted):
       As reported                         $   (.93)         $  (1.80)
       Pro forma                               (.98)            (1.85)

6.  Intangible assets consist of the following:

                               March 31, 2003            December 31, 2002
                            Gross                      Gross
                           Carrying   Accumulated     Carrying   Accumulated
                            Amount    Amortization     Amount    Amortization
                                        (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500    $ (7,037)      $ 25,500    $ (6,719)
   Bill of material
    listings                  2,856        (788)         2,856        (752)
   Software                   2,288      (1,263)         2,288      (1,206)
                           ________    ________       ________    ________

                           $ 30,644    $ (9,088)      $ 30,644    $ (8,677)


Unamortized intangible
 assets:
   Trademarks/Trade names  $ 12,436                   $ 12,436
   Intangible pension
    asset                     3,259                      3,259
                           ________                   ________

                           $ 15,695                   $ 15,695


    The aggregate intangible amortization expense for the quarters ended March 31, 2003 and 2002 was $411,000. The estimated future amortization expense of intangible assets as of March 31, 2003 is as follows:

                                             (Dollars in Thousands)

         2003 (remaining nine months)               $  1,236
         2004                                          1,647
         2005                                          1,647
         2006                                          1,647
         2007                                          1,585
         2008                                          1,418
         Future                                       12,376
                                                    ________

                                                    $ 21,556


7. Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations. These liabilities are included in the Consolidated Condensed Balance Sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, if appropriate, are recorded separately from the associated liability in the Consolidated Condensed Balance Sheets.

    The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the quarter ended March 31, 2003:

                                              (Dollars in Thousands)

    Balance at December 31, 2002                     $  3,597
    Expense provision                                     263
    Charges to reserve                                   (381)
                                                     ________

    Balance at March 31, 2003                        $  3,479


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

    The Company has been named as a co-defendant in 284 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

8. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income
    (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss which includes net loss, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

                                                   Minimum        Accumulated
                                 Cumulative        Pension           Other
                                 Translation      Liability      Comprehensive
                                 Adjustments     Adjustments         Loss
                                            (Dollars in Thousands)

Balance at December 31, 2002      $(24,614)       $(29,193)        $(53,807)
Changes - Quarter ended
  March 31, 2003                     1,576               -            1,576
                                  ________        ________         ________

Balance at March 31, 2003         $(23,038)       $(29,193)        $(52,231)


9. In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146").
    SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. Adoption of SFAS 146 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee. Interpretation No. 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued. The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of Interpretation No. 45 on January 1, 2003. Adoption of Interpretation No. 45 did not have a material effect on the Company's financial position, results of operations or cash flows.

10. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor and Other Subsidiaries using the equity method of accounting. The Company has determined that it is not practicable to allocate goodwill, intangible assets and deferred income taxes to the Guarantor Subsidiaries and Other Subsidiaries. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.




                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Operations
                                       Quarter Ended March 31, 2003
                                          (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $ 34,975     $  7,550       $ 33,429      $(15,072)     $ 60,882
  Other income                   1,543            -            349        (1,847)           45
                              ________     ________       ________      ________      ________

                                36,518        7,550         33,778       (16,919)       60,927
                              ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold         26,240        7,936         26,712       (14,564)       46,324
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses       5,242          546          4,869           (51)       10,606
  Interest expense               4,751          333          1,286        (1,847)        4,523
                              ________     ________       ________      ________      ________

                                36,233        8,815         32,867       (16,462)       61,453
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net loss of
  consolidated subsidiaries        285       (1,265)           911          (457)         (526)
Income taxes                       167            6            633             -           806
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net loss of
  consolidated subsidiaries        118       (1,271)           278          (457)       (1,332)

Equity in net loss of
  consolidated subsidiaries       (993)           -              -           993             -
                              ________     ________       ________      ________      ________

Net earnings (loss)           $   (875)    $ (1,271)      $    278      $    536      $ (1,332)




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

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries     (3,061)        (155)         1,238             -        (1,978)
Income taxes (benefit)             184           (1)           423             -           606
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
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





                               Bucyrus International, Inc. and Subsidiaries
                                  Consolidating Condensed Balance Sheets
                                              March 31, 2003
                                          (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $    205       $  4,969      $       -     $  5,174
  Receivables                   14,593        5,826         23,063              -       43,482
  Intercompany receivables      78,489          333         24,424       (103,246)           -
  Inventories                   69,127        7,296         51,667         (5,869)     122,221
  Prepaid expenses and
    other current assets           670          130          5,769              -        6,569
                              ________     ________       ________      _________     ________

  Total Current Assets         162,879       13,790        109,892       (109,115)     177,446

OTHER ASSETS:
  Restricted funds on deposit      735            -            678              -        1,413
  Goodwill                      55,660            -            200              -       55,860
  Intangible assets - net       37,251            -              -              -       37,251
  Other assets                  10,173            -          1,835              -       12,008
  Investment in subsidiaries    14,461            -              -        (14,461)           -
                              ________     ________       ________      _________     ________

                               118,280            -          2,713        (14,461)     106,532

PROPERTY, PLANT AND
 EQUIPMENT - net                43,133        6,637         10,687              -       60,457
                              ________     ________       ________      _________     ________

                              $324,292     $ 20,427       $123,292      $(123,576)    $344,435


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 35,420     $  1,714       $ 15,667      $    (429)    $ 52,372
  Intercompany payables              -       29,012         70,441        (99,453)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               4,792          203          2,772              -        7,767
  Income taxes                     311           16          3,523              -        3,850
  Current maturities of
    long-term debt                  64           44            236              -          344
                              ________     ________       ________      _________     ________

  Total Current Liabilities     40,587       30,989         92,639        (99,882)      64,333

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,351            -            361              -       12,712
  Deferred expenses,
    pension and other           40,970          386          1,000              -       42,356
  Interest payable
    to Holdings                 20,280            -              -              -       20,280
                              ________     ________       ________      _________     ________

                                75,601          386          1,361              -       77,348

LONG-TERM DEBT, less
  current maturities           206,758        1,214          2,669              -      210,641

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                     1,346      (12,162)        26,623        (23,694)      (7,887)
                              ________     ________       ________      _________     ________

                              $324,292     $ 20,427       $123,292      $(123,576)    $344,435





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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 40,390     $  2,103       $ 17,009      $    (286)    $ 59,216
  Intercompany payables            117       27,915         70,855        (98,887)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               4,584          286          2,980              -        7,850
  Income taxes                     335           29          3,079              -        3,443
  Short-term obligations             -            -            495              -          495
  Current maturities of
    long-term debt                 126           44            261              -          431
                              ________     ________       ________      _________     ________

  Total Current Liabilities     45,552       30,377         94,679        (99,173)      71,435

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,381            -            370              -       12,751
  Deferred expenses,
    pension and other           41,240          335          1,008              -       42,583
  Interest payable to
    Holdings                    18,436            -              -              -       18,436
                              ________     ________       ________      _________     ________

                                74,057          335          1,378              -       75,770

LONG-TERM DEBT, less
  current maturities           204,023        1,226          2,555              -      207,804

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                       715      (10,891)        24,416        (22,371)      (8,131)
                              ________     ________       ________      _________     ________

                              $324,347     $ 21,047       $123,028      $(121,544)    $346,878




                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                       Quarter Ended March 31, 2003
                                          (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities      $ (1,602)    $    191       $  1,333      $      -      $    (78)
                              ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  23            -             49             -            72
Purchases of property,
  plant and equipment             (120)          (1)          (268)            -          (389)
Proceeds from sale of
  property, plant and
  equipment                          3            2             10             -            15
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities         (94)           1           (209)            -          (302)
                              ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities              2,735            -              -             -         2,735
Net decrease in other
  long-term debt and
  bank borrowings                  (63)         (11)          (406)            -          (480)
Payment of refinancing
  expenses                        (976)           -              -             -          (976)
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities       1,696          (11)          (406)            -         1,279
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -             86             -            86
                              ________     ________       ________      ________      ________
Net increase in cash and
  cash equivalents                   -          181            804             -           985
Cash and cash equivalents
  at beginning of period             -           24          4,165             -         4,189
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $    205       $  4,969      $      -      $  5,174




                               Bucyrus International, Inc. and Subsidiaries
                             Consolidating Condensed Statements of Cash Flows
                                       Quarter Ended March 31, 2002
                                          (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities      $ (9,869)    $    234       $  4,023      $      -      $ (5,612)
                              ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                (725)           -            (24)            -          (749)
Proceeds from sale of
  The Principal Financial
  Group shares                   2,974            -              -             -         2,974
Purchases of property,
  plant and equipment             (507)        (231)          (298)            -        (1,036)
Net proceeds from sale and
  leaseback transaction          6,657            -              -             -         6,657
Proceeds from sale of
  property, plant and
  equipment                         25            -             42             -            67
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities       8,424         (231)          (280)            -         7,913
                              ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net proceeds from
  (repayments of) revolving
  credit facilities               2,953            -         (5,732)            -        (2,779)
Net decrease in other
  long-term debt and
  bank borrowings                  (57)          (3)           (27)            -           (87)
Payment of refinancing
  expenses                      (1,451)           -              -             -        (1,451)
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities       1,445           (3)        (5,759)            -        (4,317)
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -            129             -           129
                              ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents               -            -         (1,887)            -        (1,887)
Cash and cash equivalents
  at beginning of period             -           28          7,190             -         7,218
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     28       $  5,303      $      -      $  5,331




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters ended March 31, 2003 and 2002.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at March 31, 2003 and December 31, 2002 were as follows:

                                   March 31,         December 31,
                                     2003                2002
                                      (Dollars in Thousands)

   Working capital                 $113,113            $106,022
   Current ratio                   2.8 to 1            2.5 to 1

   The increase in working capital and current ratio was primarily due to a decrease in accounts payable and accrued expenses.

   EBITDA for the quarters ended March 31, 2003 and 2002 was $7,393,000 and $6,077,000, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity; (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry; and (iii) because the Company is required to maintain certain minimum EBITDA levels as defined under the Loan and Security Agreement (see below). The EBITDA calculation is not an alternative to operating income under generally accepted accounting principles ("GAAP") as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Net Cash Used in Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows to EBITDA:

                                            Quarters Ended March 31,
                                             2003              2002
                                              (Dollars in Thousands)

   Net cash used in operating activities   $    (78)         $ (5,612)
   Changes in assets and liabilities          2,142             6,484
   Interest expense                           4,523             4,599
   Income tax expense                           806               606
                                           ________          ________

   EBITDA                                  $  7,393          $  6,077


   The Company has a Loan and Security Agreement with GMAC Business
Credit, LLC (the "Loan and Security Agreement") which, as amended, expires on January 8, 2005 and provided the Company with a $76,000,000 senior secured revolving credit facility. Outstanding borrowings under the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings at March 31, 2003 and December 31, 2002 were $56,758,000 and $54,023,000, respectively, at a weighted average interest rate of 5.1% and 6.3%, respectively, and were classified as long-term debt. The increase in borrowings was primarily due to the semiannual interest payment of $3,625,000 made on March 15 related to the Senior Notes (see below). Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At March 31, 2003, the amount available for borrowings under the Loan and Security Agreement was $13,273,000. This amount must be reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings has agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements. At March 31, 2003 and December 31, 2002, $20,280,000 and $18,436,000, respectively, of interest was accrued and payable to Holdings.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA (as defined). At March 31, 2003, the Company was in compliance with all covenants.

   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$3,510,000 mortgage loan collateralized by its land, buildings and certain building attachments. The balance outstanding at March 31, 2003 and December 31, 2002 was C$3,391,000 and C$3,425,000,
respectively. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At March 31, 2003, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   Capital Resources

   At March 31, 2003, the Company had approximately $821,000 of open capital appropriations. The Company's capital expenditures for the quarter ended March 31, 2003 were $389,000 compared with $1,036,000 for the quarter ended March 31, 2002. In the near term, the Company anticipates spending closer to 2002 levels.

Capitalization

   The long-term debt to total capitalization ratio at March 31, 2003 and December 31, 2002 was 1.0 to 1. Total capitalization is defined as total common shareholders' investment (deficiency in assets) plus long-term debt plus current maturities of long-term debt and other short-term borrowings and obligations.

Results of Operations

   Net Sales

   Net sales for the first quarter of 2003 were $60,882,000 compared with $64,430,000 for the first quarter of 2002. Net sales of repair parts and services for the first quarter of 2003 were $53,637,000, which was an increase of 4.4% from 2002. Machine sales for the first quarter of 2003 were $7,245,000, which was a decrease of 44.4% from 2002. The changes between years were primarily due to fluctuations in volume. The decrease in machine sales for 2003 was primarily in electric mining shovels.

   Cost of Products Sold

   Cost of products sold for the first quarter of 2003 was $46,324,000 or 76.1% of net sales compared with $52,171,000 or 81.0% of net sales for the first quarter of 2002. The decrease in cost of products sold as a percentage of net sales for 2003 was primarily due to the improved mix of aftermarket sales. Included in cost of products sold for 2003 and 2002 was $1,260,000 and $1,292,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the first quarter of 2003 were $10,606,000 or 17.4% of net sales compared with $9,692,000 or 15.0% of net sales for the first quarter of 2002.

   Interest Expense

   Interest expense for the first quarter of 2003 was $4,523,000 compared with $4,599,000 for the first quarter of 2002. Included in interest expense for 2003 and 2002 was $3,656,000 related to the Senior Notes. The interest expense in 2003 and 2002 on the Senior Notes includes $1,844,000 related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

   Net Loss

   Net loss for the first quarter of 2003 was $1,332,000 compared with net loss of $2,584,000 for the first quarter of 2002. Non-cash depreciation and amortization charges included in the net loss for the first quarter of 2003 and 2002 were $3,339,000 and $3,464,000, respectively.

   New Orders and Backlog

   New orders for the first quarter of 2003 were $66,134,000 compared with $56,918,000 for the first quarter of 2002. New machine orders for the first quarter of 2003 were $6,143,000. There were no new machine orders in the first quarter of 2002. Copper prices remain at low levels compared to the mid 1990's which has negatively impacted demand for the Company's machines. New repair parts and service orders for the first quarter of 2003 were $59,991,000, which was an increase of 5.6% from the first quarter of 2002.

   The Company's consolidated backlog at March 31, 2003 was $250,947,000 compared with $245,695,000 at December 31, 2002 and $222,240,000 at March 31,
2002. Machine backlog at March 31, 2003 was $33,327,000, which is a decrease of 3.2% from December 31, 2002 and an increase of 69.8% from March 31, 2002. During the second quarter of 2002, the Company received an order for a walking dragline to be used in coal mining in North Dakota. Repair parts and service backlog at March 31, 2003 was $217,620,000, which is an increase of 3.0% from December 31, 2002 and an increase of 7.4% from March 31, 2002. A portion of this backlog is related to multi-year contracts which will generate revenue in future years.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at March 31, 2003 would have the effect of changing the Company's interest expense on an annual basis by approximately $300,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flows. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative instruments outstanding at March 31, 2003, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES


   Evaluation of Disclosure Controls and Procedures

   Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Vice President-Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and its Vice President-Finance and Secretary concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

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



                                  PART II
                             OTHER INFORMATION


  Item 1. Legal Proceedings.

          There have been no material changes to the information set forth in Item 3 - Legal Proceedings and Other Contingencies of the Company's Annual Report on Form 10-K for the year ended
          December 31, 2002.

  Item 2. Changes in Securities and Use of Proceeds.

          Not applicable.

  Item 3. Defaults Upon Senior Securities.

          Not applicable.

  Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the quarter covered by this Report.

  Item 5. Other Information.

          Not applicable.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits: See Exhibit Index on last page of this report, which is incorporated herein by reference.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of 2003.



                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date     May 12, 2003                /s/Craig R. Mackus
                                     Craig R. Mackus
                                     Vice President - Finance and Secretary
                                     Principal Accounting Officer


Date     May 12, 2003                /s/Theodore C. Rogers
                                     Theodore C. Rogers
                                     Chief Executive Officer




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

Date: May 12, 2003


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

Date: May 12, 2003


/s/Craig R. Mackus
Craig R. Mackus
Vice President-Finance and Secretary



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2003


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

10.2   Consulting Agreement             Exhibit 10.19
       between Registrant and           to Registrant's
       Wayne T. Ewing dated             Annual Report on
       February 1, 2000.                Form 10-K for
                                        the year ended
                                        December 31, 1999.

10.3   Letter Agreement                 Exhibit 10.7
       between Registrant and           to Registrant's
       Timothy W. Sullivan              Quarterly Report
       dated August 8, 2000.            on Form 10-Q
                                        filed with the
                                        Commission on
                                        August 14, 2000.

10.4   Agreement of Debt                Exhibit 10.21
       Conversion between               to Registrant's
       Registrant and                   Annual Report on
       Bucyrus Holdings, LLC            Form 10-K for
       dated March 22, 2001.            the year ended
                                        December 31, 2000.

10.5   Consulting Agreement             Exhibit 10.8
       between Registrant and           to Registrant's
       Willard R. Hildebrand            Quarterly Report
       dated July 25, 2001.             on Form 10-Q
                                        filed with the
                                        Commission on
                                        November 14, 2001.

10.6   Agreement to Purchase and        Exhibit 10.18
       Sell Industrial Property         to Registrant's
       between Registrant and           Annual Report on
       InSite Real Estate               Form 10-K for
       Development, L.L.C.              the year ended
       dated October 25, 2001.          December 31, 2001.

10.7   Industrial Lease Agreement       Exhibit 10.19
       between Registrant and           to Registrant's
       InSite South Milwaukee, L.L.C.   Annual Report on
       dated January 4, 2002.           Form 10-K for
                                        the year ended
                                        December 31, 2001.

10.8   Termination Benefits Agreement   Exhibit 10.20
       between Registrant and           to Registrant's
       John F. Bosbous dated            Annual Report on
       March 5, 2002.                   Form 10-K for
                                        the year ended
                                        December 31, 2001.

10.9   Termination Benefits Agreement   Exhibit 10.21
       between Registrant and           to Registrant's
       Thomas B. Phillips dated         Annual Report on
       March 5, 2002.                   Form 10-K for
                                        the year ended
                                        December 31, 2001.

10.10  Loan and Security Agreement      Exhibit 10.22
       by and among Registrant,         to Registrant's
       Minserco, Inc., Boonville        Annual Report on
       Mining Services, Inc. and        Form 10-K for
       GMAC Business Credit, LLC,       the year ended
       and Bank One, Wisconsin          December 31, 2001.
       dated March 7, 2002.

       (a) First amendment dated        Exhibit 10.16 (a)
       December 31, 2002 to Loan        to Registrant's
       and Security Agreement.          Annual Report on
                                        Form 10-K for
                                        the year ended
                                        December 31, 2002.

       (b) Second amendment dated       Exhibit 10.16 (b)
       January 9, 2003 to Loan          to Registrant's
       and Security Agreement.          Annual Report on
                                        Form 10-K for
                                        the year ended
                                        December 31, 2002.

       (c) Letter agreement dated       Exhibit 10.16 (c)
       December 31, 2002 amending       to Registrant's
       Loan and Security Agreement.     Annual Report on
                                        Form 10-K for
                                        the year ended
                                        December 31, 2002.

10.11  Board of Directors               Exhibit 10.17
       Resolution dated                 to Registrant's
       December 16, 1998                Annual Report on
       amending the 1998                Form 10-K for
       Management Stock                 the year ended
       Option Plan.                     December 31, 2002.