Form 10-Q
period 2003-06-30
BUCYRUS INTERNATIONAL INC
filed 2003-08-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding August 13, 2003

Common Stock, $.01 par value                             1,471,449




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and six months ended June 30, 2003
           and 2002                                                 3

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and six months ended
           June 30, 2003 and 2002                                   4

           Consolidated Condensed Balance Sheets -
           June 30, 2003 and December 31, 2002                    5-6

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2003 and 2002                  7

           Notes to Consolidated Condensed Financial
           Statements                                            8-22

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                 23-27

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                28

         Item 4 - Disclosure Controls and Procedures               29

         Forward-Looking Statements                                30

PART II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                31

         Item 2 - Changes in Securities and Use of Proceeds        31

         Item 3 - Defaults Upon Senior Securities                  31

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                 31

         Item 5 - Other Information                                31

         Item 6 - Exhibits and Reports on Form 8-K                 31

         Signature Page                                            32




                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS(Unaudited)
                          (Dollars In Thousands, Except Per Share Amounts)
                                     Quarters Ended June 30,      Six Months Ended June 30,
                                      2003           2002           2003         2002
Revenues:
  Net sales                        $   86,953     $   75,627     $  147,835   $  140,057
  Other income                            103             87            148          141
                                   __________     __________     __________   __________

                                       87,056         75,714        147,983      140,198
                                   __________     __________     __________   __________
Costs and Expenses:
  Cost of products sold                70,548         61,685        116,872      113,856
  Engineering and field service,
    selling, administrative and
    miscellaneous expenses             11,594         10,573         22,200       20,265
  Interest expense                      4,472          4,676          8,995        9,275
                                   __________     __________     __________   __________

                                       86,614         76,934        148,067      143,396
                                   __________     __________     __________   __________

Earnings (loss) before
  income taxes                            442         (1,220)         (84)        (3,198)

Income taxes                              928          1,039          1,734        1,645
                                   __________     __________     __________   __________

Net loss                           $     (486)    $   (2,259)    $   (1,818)  $   (4,843)


Net loss per share of
  common stock:

    Basic                          $     (.34)    $    (1.57)    $    (1.27)  $    (3.37)


    Diluted                        $     (.34)    $    (1.57)    $    (1.27)  $    (3.37)


                     See notes to consolidated condensed financial statements.



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                       (Dollars in Thousands)
                                     Quarters Ended June 30,      Six Months Ended June 30,
                                      2003           2002           2003         2002

Net loss                           $     (486)    $   (2,259)    $   (1,818)  $   (4,843)

Other comprehensive income (loss) -
   foreign currency translation
   adjustments                          3,956         (1,050)         5,532       (1,374)
                                   __________     __________     __________   __________

Comprehensive income (loss)        $    3,470     $   (3,309)    $    3,714   $   (6,217)


                     See notes to consolidated condensed financial statements.




                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars In Thousands, Except Per Share Amounts)
                                June 30,       December 31,                                      June 30,      December 31,
                                  2003             2002                                            2003            2002
ASSETS                                                           LIABILITIES AND COMMON
CURRENT ASSETS:                                                   SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    (DEFICIENCY IN ASSETS)
  equivalents                   $  6,653         $  4,189        CURRENT LIABILITIES:
 Receivables                      55,597           52,770         Accounts payable and
 Inventories                     117,939          114,312          accrued expenses              $ 52,549        $ 59,216
 Prepaid expenses and                                             Liabilities to customers
  other current assets             6,493            6,186          on uncompleted contracts
                                ________         ________          and warranties                  17,017           7,850
                                                                  Income taxes                      2,930           3,443
 Total Current Assets            186,682          177,457         Short-term obligations                -             495
                                                                  Current maturities of
OTHER ASSETS:                                                      long-term debt                     297             431
 Restricted funds                                                                                ________        ________
  on deposit                       1,381            1,485         Total Current
 Goodwill                         55,860           55,860          Liabilities                     72,793          71,435
 Intangible assets - net          36,839           37,662
 Other assets                     10,692           11,935        LONG-TERM LIABILITIES:
                                ________         ________         Liabilities to customers on
                                                                   uncompleted contracts
                                 104,772          106,942          and warranties                   2,000           2,000
                                                                  Post retirement benefits         12,650          12,751
PROPERTY, PLANT AND EQUIPMENT:                                    Deferred expenses, pension
 Cost                            109,500          106,565          and other                       41,607          42,583
 Less accumulated                                                 Interest payable to Holdings     22,123          18,436
  depreciation                   (50,252)         (44,086)                                       ________        ________
                                ________         ________
                                                                                                   78,380          75,770
                                  59,248           62,479
                                                                 LONG-TERM DEBT, less
                                                                  current maturities              203,271         207,804

                                                                 COMMON SHAREHOLDERS' INVESTMENT
                                                                 (DEFICIENCY IN ASSETS):
                                                                  Common stock - par value
                                                                   $.01 per share, authorized
                                                                   1,700,000 shares, issued
                                                                   1,480,499 and 1,444,650
                                                                   shares, respectively                15              14
                                                                  Additional paid-in capital      148,389         147,715
                                                                  Treasury stock - 9,050
                                                                   shares, at cost                   (851)           (851)
                                                                  Accumulated deficit            (103,020)       (101,202)
                                                                  Accumulated other
                                                                   comprehensive loss             (48,275)        (53,807)
                                                                                                 ________        ________

                                                                                                   (3,742)         (8,131)
                                ________         ________                                        ________        ________

                                $350,702         $346,878                                        $350,702        $346,878


                          See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars In Thousands)

                                        Six Months Ended June 30,
                                        2003             2002

Net Cash Provided By (Used In)
Operating Activities                 $    9,274       $   (6,009)
                                     __________       __________
Cash Flows From Investing Activities
(Increase) decrease in restricted funds
  on deposit                                104           (1,036)
Proceeds from sale of The Principal
  Financial Group shares                      -            2,974
Purchases of property, plant
  and equipment                          (1,086)          (2,898)
Net proceeds from sale and
  leaseback transaction                       -            6,657
Proceeds from sale of property, plant
  and equipment                              15               80
                                     __________       __________

Net cash provided by (used in)
  investing activities                     (967)           5,777
                                     __________       __________

Cash Flows From Financing Activities
Net repayments of revolving
  credit facilities                      (4,784)            (437)
Net increase (decrease) in long-term
  debt and other bank borrowings           (378)             394
Payment of refinancing expenses          (1,303)          (1,627)
Proceeds from issuance of common stock       36                -
                                     __________       __________

Net cash used in financing activities    (6,429)          (1,670)
                                     __________       __________
Effect of exchange rate
  changes on cash                           586              416
                                     __________       __________
Net increase (decrease) in cash
  and cash equivalents                    2,464           (1,486)
Cash and cash equivalents at
  beginning of period                     4,189            7,218
                                     __________       __________
Cash and cash equivalents at
  end of period                      $    6,653       $    5,732


Supplemental Disclosures of Cash Flow Information

                                        2003             2002
Cash paid during the period for:
  Interest                           $    5,259       $    5,527
  Income taxes - net of refunds           2,891            1,274



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

3. Inventories consist of the following:

                                     June 30,       December 31,
                                       2003             2002
                                         (Dollars in Thousands)

   Raw materials and parts           $ 14,553         $ 15,509
   Work in process                     19,096           17,817
   Finished products (primarily
     replacement parts)                84,290           80,986


                                     $117,939         $114,312


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common
   stock outstanding.   The shares outstanding used to compute the diluted
   loss per share exclude outstanding options to purchase 163,651 and 200,000 shares of the Company's common stock as of June 30, 2003 and 2002, respectively. The options were excluded because their inclusion would have been antidilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                       Quarters Ended June 30,    Six Months Ended June 30,
                         2003         2002           2003         2002
                                  (Dollars in Thousands, Except
                                       Per Share Amounts)
Basic and Diluted

 Net loss             $     (486)   $   (2,259)   $   (1,818)   $   (4,843)


 Weighted average
  shares outstanding   1,437,570     1,435,600     1,436,590     1,435,600


 Net loss per share   $     (.34)   $    (1.57)   $    (1.27)   $    (3.37)


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

                              Quarters Ended            Six Months Ended
                                 June 30,                   June 30,
                             2003        2002           2003        2002
                          (Dollars In Thousands, Except Per Share Amounts)

Reported net loss          $   (486)   $ (2,259)      $ (1,818)   $ (4,843)
Add: Stock-based employee
 compensation expense
 recorded for stock
 options, net of
 related tax effects            638           -            638           -
Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effects            (73)        (73)          (145)       (145)
                           ________    ________       ________    ________
Pro forma net
 earnings (loss)           $     79    $ (2,332)      $ (1,325)   $ (4,988)


Net earnings (loss) per
 share of common stock
 (basic and diluted):
   As reported             $   (.34)   $  (1.57)      $  (1.27)   $  (3.37)
   Pro forma                    .05       (1.62)          (.92)      (3.47)

6. Intangible assets consist of the following:

                                 June 30, 2003            December 31, 2002
                             Gross                      Gross
                            Carrying   Accumulated     Carrying   Accumulated
                             Amount    Amortization     Amount    Amortization
                                         (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings     $ 25,500    $ (7,356)      $ 25,500    $ (6,719)
   Bill of material
    listings                   2,856        (824)         2,856        (752)
   Software                    2,288      (1,320)         2,288      (1,206)
                            ________    ________       ________    ________

                            $ 30,644    $ (9,500)      $ 30,644    $ (8,677)


Unamortized intangible
 assets:
   Trademarks/Trade Names   $ 12,436                   $ 12,436
   Intangible pension
    asset                      3,259                      3,259
                            ________                   ________

                            $ 15,695                   $ 15,695


   The aggregate intangible amortization expense for the quarters ended
   June 30, 2003 and 2002 was $412,000. The aggregate intangible amortization expense for the six months ended June 30, 2003 and 2002 was $823,000. The estimated future amortization expense of intangible assets as of June 30, 2003 is as follows:

                      (Dollars in Thousands)

         2003 (remaining six months)         $    824
         2004                                   1,647
         2005                                   1,647
         2006                                   1,647
         2007                                   1,585
         2008                                   1,417
         Future                                12,377
                                             ________

                                             $ 21,144


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

   The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. The following is a reconciliation of the changes in accrued warranty costs for the six months ended June 30, 2003:

                                      (Dollars in Thousands)

   Balance at December 31, 2002              $  3,597
   Expense provision                            1,428
   Charges to reserve                            (581)
                                             ________

   Balance at June 30, 2003                  $  4,444


   The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.
   The Company has been named as a co-defendant in 286 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

                                                Minimum        Accumulated
                              Cumulative        Pension           Other
                              Translation      Liability      Comprehensive
                              Adjustments     Adjustments         Loss
                                         (Dollars in Thousands)

Balance at December 31, 2002   $(24,614)       $(29,193)        $(53,807)
Changes - Six Months ended
  June 30, 2003                   5,532               -            5,532
                               ________        ________         ________

Balance at June 30, 2003      $(19,082)       $(29,193)        $(48,275)


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






                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statements of Operations
                                        Quarter Ended June 30, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $ 52,105     $  9,730       $ 42,148      $(17,030)     $ 86,953
  Other income                     436            1            436          (770)          103
                              ________     ________       ________      ________      ________

                                52,541        9,731         42,584       (17,800)       87,056
                              ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold         42,706        9,296         35,047       (16,501)       70,548
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                     7,140          443          4,091           (80)       11,594
  Interest expense               4,721          345            176          (770)        4,472
                              ________     ________       ________      ________      ________

                                54,567       10,084         39,314       (17,351)       86,614
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries     (2,026)        (353)         3,270          (449)          442
Income taxes                        60            6            862             -           928
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries     (2,086)        (359)         2,408          (449)         (486)

Equity in net earnings of
  consolidated subsidiaries      2,049            -              -        (2,049)            -
                              ________     ________       ________      ________      ________

Net earnings (loss)           $    (37)    $   (359)      $  2,408      $ (2,498)     $   (486)




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

Earnings (loss) before
  income taxes and equity
  in net earnings of
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





                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statements of Operations
                                       Six Months Ended June 30, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                   $ 87,080     $ 17,280       $ 75,577      $(32,102)     $147,835
  Other income                   1,979            1            785        (2,617)          148
                              ________     ________       ________      ________      ________

                                89,059       17,281         76,362       (34,719)      147,983
                              ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold         68,946       17,232         61,759       (31,065)      116,872
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                    12,382          989          8,960          (131)       22,200
  Interest expense               9,472          678          1,462        (2,617)        8,995
                              ________     ________       ________      ________      ________

                                90,800       18,899         72,181       (33,813)      148,067
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries     (1,741)      (1,618)         4,181          (906)          (84)
Income taxes                       227           12          1,495             -         1,734
                              ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries     (1,968)      (1,630)         2,686          (906)       (1,818)

Equity in net earnings of
  consolidated subsidiaries      1,056            -              -        (1,056)            -
                              ________     ________       ________      ________      ________

Net earnings (loss)           $   (912)    $ (1,630)      $  2,686      $ (1,962)     $ (1,818)





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




                                Bucyrus International, Inc. and Subsidiaries
                                   Consolidating Condensed Balance Sheets
                                               June 30, 2003
                                           (Dollars in Thousands)

                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     25       $  6,628      $       -     $  6,653
  Receivables                   23,592        6,906         25,099              -       55,597
  Intercompany receivables      81,871          884         24,560       (107,315)           -
  Inventories                   63,165        6,778         53,810         (5,814)     117,939
  Prepaid expenses and
    other current assets           404           30          6,490           (431)       6,493
                              ________     ________       ________      _________     ________

  Total Current Assets         169,032       14,623        116,587       (113,560)     186,682

OTHER ASSETS:
  Restricted funds on deposit      737            -            644              -        1,381
  Goodwill                      55,660            -            200              -       55,860
  Intangible assets - net       36,839            -              -              -       36,839
  Other assets                   9,103            -          1,589              -       10,692
  Investment in subsidiaries    20,547            -              -        (20,547)           -
                              ________     ________       ________      _________     ________

                               122,886            -          2,433        (20,547)     104,772

PROPERTY, PLANT AND
 EQUIPMENT - net                41,638        6,413         11,197              -       59,248
                              ________     ________       ________      _________     ________

                              $333,556     $ 21,036       $130,217      $(134,107)    $350,702


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 37,265     $  2,108       $ 13,303      $    (127)    $ 52,549
  Intercompany payables            280       29,556         73,414       (103,250)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              13,927          203          3,318           (431)      17,017
  Income taxes                     311           16          2,603              -        2,930
  Current maturities of
    long-term debt                   -           44            253              -          297
                              ________     ________       ________      _________     ________

  Total Current Liabilities     51,783       31,927         92,891       (103,808)      72,793

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,300            -            350              -       12,650
  Deferred expenses, pension
    and other                   40,101          427          1,079              -       41,607
  Interest payable to
    Holdings                    22,123            -              -              -       22,123
                              ________     ________       ________      _________     ________

                                76,524          427          1,429              -       78,380

LONG-TERM DEBT, less
  current maturities           199,239        1,203          2,829              -      203,271

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                     6,010      (12,521)        33,068        (30,299)      (3,742)
                              ________     ________       ________      _________     ________

                              $333,556     $ 21,036       $130,217      $(134,107)    $350,702




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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 40,390     $  2,103       $ 17,009      $    (286)    $ 59,216
  Intercompany payables            117       27,915         70,855        (98,887)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               4,584          286          2,980              -        7,850
  Income taxes                     335           29          3,079              -        3,443
  Short-term obligations             -            -            495              -          495
  Current maturities of
    long-term debt                 126           44            261              -          431
                              ________     ________       ________      _________     ________

  Total Current Liabilities     45,552       30,377         94,679        (99,173)      71,435

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,381            -            370              -       12,751
  Deferred expenses,
    pension and other           41,240          335          1,008              -       42,583
  Interest payable to
    Holdings                    18,436            -              -              -       18,436
                              ________     ________       ________      _________     ________

                                74,057          335          1,378              -       75,770

LONG-TERM DEBT, less
  current maturities           204,023        1,226          2,555              -      207,804

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                       715      (10,891)        24,416        (22,371)      (8,131)
                              ________     ________       ________      _________     ________

                              $324,347     $ 21,047       $123,028      $(121,544)    $346,878





                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statements of Cash Flows
                                       Six Months Ended June 30, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
Operating Activities          $  6,691     $     26       $  2,557      $      -      $  9,274
                              ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  21            -             83             -           104
Purchases of property,
  plant and equipment             (655)          (5)          (426)            -        (1,086)
Proceeds from sale of
  property, plant and
  equipment                          3            2             10             -            15
Dividends paid to parent           117            -           (117)            -             -
                              ________     ________       ________      ________      ________
Net cash used in
  investing activities            (514)          (3)          (450)            -          (967)
                              ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Repayments of revolving
  credit facilities             (4,784)           -              -             -        (4,784)
Net decrease in other
  long-term debt and
  bank borrowings                 (126)         (22)          (230)            -          (378)
Payment of refinancing
  expenses                      (1,303)           -              -             -        (1,303)
Proceeds from issuance
  of common stock                   36            -              -             -            36
                              ________     ________       ________      ________      ________
Net cash used in
  financing activities          (6,177)         (22)          (230)            -        (6,429)
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -            586             -           586
                              ________     ________       ________      ________      ________
Net increase in cash
  and cash equivalents               -            1          2,463             -         2,464
Cash and cash equivalents
  at beginning of period             -           24          4,165             -         4,189
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     25       $  6,628      $      -      $  6,653






                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statements of Cash Flows
                                       Six Months Ended June 30, 2002
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities      $(11,409)    $    387       $  5,013      $      -      $ (6,009)
                              ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                (727)           -           (309)            -        (1,036)
Proceeds from sale of
  The Principal Financial
  Group shares                   2,974            -              -             -         2,974
Purchases of property,
  plant and equipment           (1,170)      (1,231)          (497)            -        (2,898)
Proceeds from sale of
  property, plant and
  equipment                         25            -             55             -            80
Net proceeds from sale and
  leaseback transaction          6,657            -              -             -         6,657
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in)investing activities        7,759       (1,231)          (751)            -         5,777
                              ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Net proceeds from (repayments
  of) revolving credit
  facilities                     5,295            -         (5,732)            -          (437)
Net increase (decrease) in
  other long-term debt
  and bank borrowings             (116)         843           (333)            -           394
Payment of refinancing
  expenses                      (1,529)           -            (98)            -        (1,627)
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities       3,650          843         (6,163)            -        (1,670)
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -            416             -           416
                              ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents               -           (1)        (1,485)            -        (1,486)
Cash and cash equivalents
  at beginning of period             -           28          7,190             -         7,218
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     27       $  5,705      $      -      $  5,732





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and six months ended June 30, 2003 and 2002.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at June 30, 2003 and December 31, 2002 were as follows:
                          June 30,      December 31,
                            2003            2002
                            (Dollars in Thousands)

   Working capital        $113,889        $106,022
   Current ratio          2.6 to 1        2.5 to 1

   EBITDA for the quarters and six months ended June 30, 2003 was $8,325,000 and $15,661,000, respectively, compared with $7,337,000 and $13,422,000 for the quarter and six months ended June 30, 2002, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity; and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. The EBITDA calculation is not an alternative to operating income under generally accepted accounting principles ("GAAP") as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows to
EBITDA:


                   Quarters Ended June 30,       Six Months Ended June 30,
                     2003           2002           2003             2002
                                   (Dollars in Thousands)
Net cash provided
 by (used in)
 operating
 activities        $  9,352       $   (397)      $  9,274         $ (6,009)
Changes in
 assets and
 liabilities         (5,774)         2,019         (3,632)           8,503
Stock compensation
 expense               (638)             -           (638)               -
Gain (loss) on sale
 of fixed assets        (15)             -            (72)               8
Interest expense      4,472          4,676          8,995            9,275
Income tax
 expense                928          1,039          1,734            1,645
                   ________       ________       ________         ________

EBITDA             $  8,325       $  7,337       $ 15,661         $ 13,422


   The Company has a Loan and Security Agreement with GMAC Business
Credit, LLC (the "Loan and Security Agreement") which, as amended, expires on January 8, 2005 and provides the Company with a $76,000,000 senior secured revolving credit facility. Outstanding borrowings under the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings at June 30, 2003 and December 31, 2002 were $49,239,000 and $54,023,000, respectively, at a weighted average interest rate of 5.0% and 6.3%, respectively, and were classified as long-term debt. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At June 30, 2003, the amount available for borrowings under the Loan and Security Agreement was $22,103,000. This amount must be reduced by $5,000,000 which is the minimum availability the Company must maintain at all times.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings has agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements. At June 30, 2003 and December 31, 2002, $22,123,000 and $18,436,000, respectively, of interest was accrued and payable to Holdings.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA as defined ("Adjusted EBITDA"). At June 30, 2003, the Company was in compliance with all covenants. Failure to meet these covenants could impact the Company's liquidity. The following table reconciles Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows to Adjusted EBITDA as defined in the Loan and Security Agreement:

                   Quarters Ended June 30,       Six Months Ended June 30,
                     2003           2002           2003             2002
                                   (Dollars in Thousands)
Net cash provided
 by (used in)
 operating
 activities        $  9,352       $   (397)      $  9,274         $ (6,009)
Changes in
 assets and
 liabilities         (5,774)         2,019         (3,632)           8,503
Interest income         (80)           (70)          (107)            (107)
Interest expense      4,472          4,676          8,995            9,275
Income tax
 expense                928          1,039          1,734            1,645
Management
 fee accrual
 adjustment            (584)           363           (695)             751
                   ________       ________       ________         ________

Adjusted EBITDA    $  8,314       $  7,630       $ 15,569         $ 14,058


   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$3,510,000 mortgage loan collateralized by its land, buildings and certain building attachments. The balance outstanding at June 30, 2003 and December 31, 2002 was C$3,356,000 and C$3,425,000,
respectively. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At June 30, 2003, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   The Company is subject to significant business, economic and competitive uncertainties that are beyond its control. See "Forward-Looking Statements." Accordingly, there can be no assurance that the Company's performance will be sufficient for the Company to maintain compliance with the financial covenants under the Loan and Security Agreement and the Senior Notes Indenture, satisfy its debt service obligations and fund operating activities under all circumstances. At this time, the Company continues to believe that future cash flows will be sufficient to recover the carrying value of its long-lived assets, including goodwill and other intangible assets.

   Capital Resources

   At June 30, 2003, the Company had approximately $1,395,000 of open capital appropriations. The Company's capital expenditures for the six months ended June 30, 2003 were $1,086,000 compared with $2,898,000 for the six months ended June 30, 2002. During the second six months of 2003, the Company expects to spend closer to 2002 levels.

Capitalization

   The long-term debt to total capitalization ratio at June 30, 2003 and December 31, 2002 was 1.0 to 1. Total capitalization is defined as total common shareholders' investment (deficiency in assets) plus long-term debt plus current maturities of long-term debt and other short-term borrowings and obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and six months ended June 30, 2003 were $86,953,000 and $147,835,000, respectively, compared with $75,627,000 and
$140,057,000 for the quarter and six months ended June 30, 2002, respectively. Net sales of repair parts and services for the quarter and six months ended June 30, 2003 were $63,513,000 and $117,150,000, respectively, which was an increase of .5% and 2.2% from the quarter and six months ended June 30, 2002, respectively. Net machine sales for the quarter and six months ended June 30, 2003 were $23,440,000 and $30,685,000, respectively, which was an increase of 88.9% and 20.6% from the quarter and six months ended June 30, 2002, respectively. The changes in net machine sales between periods were primarily due to fluctuations in volume.

   Cost of Products Sold

   Cost of products sold for the quarter ended June 30, 2003 was $70,548,000 or 81.1% of net sales compared with $61,685,000 or 81.6% of net sales for the quarter ended June 30, 2002. For the six months ended June 30, 2003, cost of products sold was $116,872,000 or 79.1% of net sales compared with $113,856,000 or 81.3% of net sales for the six months ended June 30, 2002.
The decrease in cost of products sold as a percentage of net sales for 2003 was primarily due to the improved mix of aftermarket sales. Also included in cost of products sold for the six months ended June 30, 2003 and 2002 was $2,530,000 and $2,631,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended June 30, 2003 were $11,594,000 or 13.3% of net sales compared with $10,573,000 or 14.0% of net sales for the quarter ended June 30, 2002. The amounts for the six months ended June 30, 2003 and 2002 were $22,200,000 or 15.0% of net sales and $20,265,000 or 14.5% of net sales, respectively. Included in the amounts for the quarter and six months ended June 30, 2003 was stock-based employee compensation expense of $638,000 related to certain outstanding stock options.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 2003 was $4,472,000 and $8,995,000, respectively, compared with $4,676,000 and
$9,275,000 for the quarter and six months ended June 30, 2002, respectively. Included in interest expense for the quarters and six months ended June 30, 2003 and 2002 was $3,657,000 and $7,313,000, respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarters and six months ended June 30, 2003 and 2002 includes $1,844,000 and $3,687,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

   Net Loss

   Net loss for the quarter and six months ended June 30, 2003 was $486,000 and $1,818,000, respectively, compared with a net loss of $2,259,000 and $4,843,000 for the quarter and six months ended June 30, 2002, respectively. Non-cash depreciation and amortization charges for the quarter and six months ended June 30, 2003 were $3,411,000 and $6,750,000, respectively, compared with $3,881,000 and $7,345,000 for the quarter and six months ended June 30, 2002, respectively.

   New Orders and Backlog

   New orders for the quarter and six months ended June 30, 2003 were $92,721,000 and $158,855,000, respectively, compared with $75,629,000 and
$132,547,000 for the quarter and six months ended June 30, 2002, respectively. New machine orders for the quarter and six months ended June 30, 2003 were $22,852,000 and $28,995,000, respectively, compared with $24,049,000 and
$24,169,000 for the quarter and six months ended June 30, 2002, respectively. Copper prices remain at low levels compared to the mid 1990's which has negatively impacted demand for the Company's machines. New repair parts and service orders for the quarter and six months ended June 30, 2003 were $69,869,000 and $129,860,000, respectively, compared with $51,580,000 and
$108,378,000 for the quarter and six months ended June 30, 2002, respectively. The amounts for the quarter and six months ended June 30, 2003 include orders received related to machine moves.

   The Company's consolidated backlog on June 30, 2003 was $256,715,000 compared with $245,695,000 at December 31, 2002 and $222,242,000 at June 30,
2002. Machine backlog at June 30, 2003 was $32,739,000 compared with $34,429,000 at December 31, 2002 and $31,266,000 at June 30, 2002. Repair
parts and service backlog at June 30, 2003 was $223,976,000 compared with $211,266,000 at December 31, 2002 and $190,976,000 at June 30, 2002. A
portion of this backlog is related to multi-year contracts which will generate revenue in future years.






               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISK


   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in the Company's weighted average interest rate at June 30, 2003 would have the effect of changing the Company's interest expense on an annual basis by approximately $300,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flows. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at June 30, 2003, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES


   Evaluation of Disclosure Controls and Procedures

   As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and its Vice President-Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and its Vice President-Finance and Secretary concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

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





                                  PART II
                             OTHER INFORMATION


  Item 1.  Legal Proceedings.

           There have been no material changes to the information set forth under Item 3 - Legal Proceedings and Other Contingencies in the Company's Annual Report on Form 10-K for the year ended
           December 31, 2002.

  Item 2.  Changes in Securities and Use of Proceeds.

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

           (b)  Reports on Form 8-K:

                No reports on Form 8-K were filed during the second quarter of 2003.



                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BUCYRUS INTERNATIONAL, INC.
                                  (Registrant)



Date    August 13, 2003           /s/Craig R. Mackus
                                  Craig R. Mackus
                                  Vice President-Finance and Secretary
                                  Principal Accounting Officer


Date    August 13, 2003           /s/Theodore C. Rogers
                                  Theodore C. Rogers
                                  Chief Executive Officer



                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2003


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

31.1    Certification of Chief                                       X
        Executive Officer
        pursuant to Section 302
        of the Sarbanes-Oxley
        Act.

31.2    Certification of Vice                                        X
        President-Finance and
        Secretary pursuant to
        Section 302 of the
        Sarbanes-Oxley Act.