Form 10-Q
period 2003-09-30
BUCYRUS INTERNATIONAL INC
filed 2003-11-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003

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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding November 7, 2003

Common Stock, $.01 par value                             1,507,300



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                                Page No.

Part I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters and nine months ended September 30, 2003
           and 2002                                                  3

           Consolidated Condensed Statements of Comprehensive
           Income (Loss) - Quarters and nine months ended
           September 30, 2003 and 2002                               4

           Consolidated Condensed Balance Sheets -
           September 30, 2003 and December 31, 2002                5-6

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 2003 and 2002             7

           Notes to Consolidated Condensed Financial
           Statements                                             8-23

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                  24-29

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                 30

         Item 4 - Disclosure Controls and Procedures                31

         Forward-Looking Statements                                 32


Part II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                 33

         Item 2 - Changes in Securities and Use of Proceeds         33

         Item 3 - Defaults Upon Senior Securities                   33

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                  33

         Item 5 - Other Information                                 33

         Item 6 - Exhibits and Reports on Form 8-K                  33

         Signature Page                                             34



                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                          (Dollars In Thousands, Except Per Share Amounts)
                              Quarters Ended September 30,  Nine Months Ended September 30,
                                 2003           2002            2003           2002
Revenues:
  Net sales                   $   84,754     $   75,897      $  232,589     $  215,954
  Other income                       117             77             265            218
                              __________     __________      __________     __________

                                  84,871         75,974         232,854        216,172
                              __________     __________      __________     __________
Costs and Expenses:
  Cost of products sold           66,647         61,198         183,519        175,054
  Engineering and field
    service, selling,
    administrative and
    miscellaneous expenses        13,335         10,417          35,535         30,682
  Interest expense                 4,339          4,753          13,334         14,028
                              __________     __________      __________     __________

                                  84,321         76,368         232,388        219,764
                              __________     __________      __________     __________

Earnings (loss) before
  income taxes                       550           (394)            466         (3,592)

Income taxes                       2,057          1,632           3,791          3,277
                              __________     __________      __________     __________

Net loss                      $   (1,507)    $   (2,026)     $   (3,325)    $   (6,869)


Net loss per share
  of common stock:

    Basic                     $    (1.02)    $    (1.41)     $    (2.29)    $    (4.78)


    Diluted                   $    (1.02)    $    (1.41)     $    (2.29)    $    (4.78)


                     See notes to consolidated condensed financial statements.




                            BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                   ITEM 1 - FINANCIAL STATEMENTS
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                       (Dollars in Thousands)
                                   Quarters Ended September 30,  Nine Months Ended September 30,
                                      2003           2002            2003           2002

Net loss                           $   (1,507)    $   (2,026)     $   (3,325)    $   (6,869)

Other comprehensive income (loss) -
  foreign currency translation
  adjustments                           2,303         (1,721)          7,835         (3,095)
                                   __________     __________      __________     __________

Comprehensive income (loss)        $      796     $   (3,747)     $    4,510     $   (9,964)



                     See notes to consolidated condensed financial statements.




                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars In Thousands, Except Per Share Amounts)
                              September 30,     December 31,                                  September 30,    December 31,
                                  2003              2002                                          2003             2002
ASSETS                                                           LIABILITIES AND COMMON
CURRENT ASSETS:                                                   SHAREHOLDERS' INVESTMENT
 Cash and cash                                                    (DEFICIENCY IN ASSETS)
  equivalents                   $  6,686         $  4,189        CURRENT LIABILITIES:
 Receivables                      55,392           52,770         Accounts payable and
 Inventories                     121,712          114,312          accrued expenses              $ 50,367        $ 59,216
 Prepaid expenses and                                             Liabilities to customers
  other current assets             6,914            6,186          on uncompleted contracts
                                ________         ________          and warranties                  17,441           7,850
                                                                  Income taxes                      4,436           3,443
 Total Current Assets            190,704          177,457         Short-term obligations                -             495
                                                                  Current maturities of
OTHER ASSETS:                                                      long-term debt                     309             431
 Restricted funds                                                                                ________        ________
  on deposit                       1,685            1,485         Total Current
 Goodwill                         55,860           55,860          Liabilities                     72,553          71,435
 Intangible assets - net          36,427           37,662
 Other assets                      9,667           11,935        LONG-TERM LIABILITIES:
                                ________         ________         Liabilities to customers on
                                                                   uncompleted contracts
                                 103,639          106,942          and warranties                   2,000           2,000
                                                                  Post retirement benefits         12,932          12,751
PROPERTY, PLANT AND EQUIPMENT:                                    Deferred expenses, pension
 Cost                            109,926          106,565          and other                       41,467          42,583
 Less accumulated                                                 Interest payable to Holdings     23,968          18,436
  depreciation                   (52,907)         (44,086)                                       ________        ________
                                ________         ________
                                                                                                   80,367          75,770
                                  57,019           62,479
                                                                 LONG-TERM DEBT, less
                                                                  current maturities              201,361         207,804

                                                                 COMMON SHAREHOLDERS' INVESTMENT
                                                                 (DEFICIENCY IN ASSETS):
                                                                  Common stock - par value
                                                                   $.01 per share, authorized
                                                                   1,700,000 shares, issued
                                                                   1,516,350 and 1,444,650
                                                                   shares, respectively                15              14
                                                                  Additional paid-in capital      148,416         147,715
                                                                  Treasury stock - 9,050
                                                                   shares, at cost                   (851)           (851)
                                                                  Accumulated deficit            (104,527)       (101,202)
                                                                  Accumulated other
                                                                   comprehensive loss             (45,972)        (53,807)
                                                                                                 ________        ________

                                                                                                   (2,919)         (8,131)
                                ________         ________                                        ________        ________

                                $351,362         $346,878                                        $351,362        $346,878

                         See notes to consolidated condensed financial statements.





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars In Thousands)

                                       Nine Months Ended September 30,
                                          2003             2002

Net Cash Provided By Operating
Activities                             $   11,909       $    2,679
                                       __________       __________

Cash Flows From Investing Activities
Increase in restricted funds on deposit      (200)            (924)
Proceeds from sale of The Principal
  Financial Group shares                        -            2,974
Purchases of property, plant
  and equipment                            (1,987)          (4,067)
Proceeds from sale of property, plant
  and equipment                               257              168
Net proceeds from sale and
  leaseback transaction                         -            6,657
                                       __________       __________

Net cash provided by (used in)
  investing activities                     (1,930)           4,808
                                       __________       __________

Cash Flows From Financing Activities
Net repayments of revolving credit
  facilities                               (6,647)          (5,160)
Net decrease in long-term debt and
  other bank borrowings                      (413)            (375)
Payment of refinancing expenses            (1,306)          (1,939)
Proceeds from issuance of common stock         72                -
                                       __________       __________

Net cash used in financing activities      (8,294)          (7,474)
                                       __________       __________

Effect of exchange rate changes
  on cash                                     812              133
                                       __________       __________

Net increase in cash
  and cash equivalents                      2,497              146
Cash and cash equivalents at
  beginning of period                       4,189            7,218
                                       __________       __________
Cash and cash equivalents at
  end of period                        $    6,686       $    7,364

Supplemental Disclosures of Cash Flow Information

                                        2003             2002
Cash paid during the period for:
  Interest                           $    9,591       $   10,131
  Income taxes - net of refunds           4,160            1,684


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

3. Inventories consist of the following:

                                     September 30,     December 31,
                                          2003             2002
                                         (Dollars in Thousands)

   Raw materials and parts             $ 14,768          $ 15,509
   Work in process                       18,090            17,817
   Finished products (primarily
     replacement parts)                  88,854            80,986
                                       ________          ________

                                       $121,712          $114,312


4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common
   stock outstanding.   The shares outstanding used to compute the diluted
   loss per share exclude outstanding options to purchase 127,800 and 199,500 shares of the Company's common stock as of September 30, 2003 and 2002, respectively. The options were excluded because their inclusion would have been antidilutive. The numerators and the denominators of the basic and diluted net loss per share of common stock calculations are as follows:

                           Quarters Ended            Nine Months Ended
                            September 30,              September 30,
                         2003          2002          2003          2002
                                  (Dollars in Thousands, Except
                                       Per Share Amounts)
Basic and Diluted

 Net loss             $   (1,507)   $   (2,026)   $   (3,325)   $   (6,869)


 Weighted average
  shares outstanding   1,473,787     1,435,600     1,449,126     1,435,600


 Net loss per share   $    (1.02)   $    (1.41)   $    (2.29)   $    (4.78)


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

                              Quarters Ended            Nine Months Ended
                               September 30,              September 30,
                             2003        2002           2003        2002
                          (Dollars In Thousands, Except Per Share Amounts)

Reported net loss          $ (1,507)   $ (2,026)      $ (3,325)   $ (6,869)
Add: Stock-based employee
 compensation expense
 recorded for stock
 options, net of
 related tax effects             (8)          -            630           -
Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effects             (5)        (74)           (81)       (219)
                           ________    ________       ________    ________
Pro forma net
 earnings (loss)           $ (1,520)   $ (2,100)      $ (2,776)   $ (7,088)

Net earnings (loss) per
 share of common stock
 (basic and diluted):
   As reported             $  (1.02)   $  (1.41)      $  (2.29)   $  (4.78)
   Pro forma                  (1.03)      (1.46)         (1.92)      (4.94)

6. Intangible assets consist of the following:

                             September 30, 2003         December 31, 2002
                           Gross                      Gross
                          Carrying   Accumulated     Carrying   Accumulated
                           Amount    Amortization     Amount    Amortization
                                       (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings   $ 25,500    $ (7,675)      $ 25,500    $ (6,719)
   Bill of material
    listings                 2,856        (860)         2,856        (752)
   Software                  2,288      (1,377)         2,288      (1,206)
                          ________    ________       ________    ________

                          $ 30,644    $ (9,912)      $ 30,644    $ (8,677)


Unamortized intangible
 assets:
   Trademarks/Trade Names $ 12,436                   $ 12,436
   Intangible pension
    asset                    3,259                      3,259
                          ________                   ________

                          $ 15,695                   $ 15,695


   The aggregate intangible amortization expense for the quarters ended September 30, 2003 and 2002 was $412,000. The aggregate intangible amortization expense for the nine months ended September 30, 2003 and 2002 was $1,235,000. The estimated future amortization expense of intangible assets as of September 30, 2003 is as follows:

                      (Dollars in Thousands)

         2003 (remaining three months)       $    412
         2004                                   1,647
         2005                                   1,647
         2006                                   1,647
         2007                                   1,585
         2008                                   1,417
         Future                                12,377
                                             ________

                                             $ 20,732


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

   The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience. The following is a reconciliation of the changes in accrued warranty costs for the nine months ended September 30, 2003:

                                      (Dollars in Thousands)

   Balance at December 31, 2002              $  3,597
   Expense provision                            2,799
   Charges to reserve                          (1,153)
                                             ________

   Balance at September 30, 2003             $  5,243


   The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.
   The Company has been named as a co-defendant in 285 personal injury liability asbestos cases, involving approximately 1,400 plaintiffs, which are pending in various state courts. In all of these cases, insurance carriers have accepted or are expected to accept the defense of such cases. These cases are in preliminary stages and the Company does not believe that costs associated with these matters will have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

                                                   Minimum        Accumulated
                                 Cumulative        Pension           Other
                                 Translation      Liability      Comprehensive
                                 Adjustments     Adjustments         Loss
                                            (Dollars in Thousands)

Balance at December 31, 2002      $(24,614)       $(29,193)        $(53,807)
Changes - Nine Months ended
  September 30, 2003                 7,835               -            7,835
                                  ________        ________         ________

Balance at September 30, 2003     $(16,779)       $(29,193)        $(45,972)


9. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated condensed basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor Subsidiaries and Other Subsidiaries using the equity method of accounting. The Company has determined that it is not practicable to allocate goodwill, intangible assets and deferred income taxes to the Guarantor Subsidiaries and Other Subsidiaries. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.





                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Operations
                                   Quarter Ended September 30, 2003
                                        (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $ 44,479     $ 11,019       $ 49,851      $(20,595)     $ 84,754
  Other income                   477            1            442          (803)          117
                            ________     ________       ________      ________      ________

                              44,956       11,020         50,293       (21,398)       84,871
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold       32,527       10,308         43,382       (19,570)       66,647
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                   8,482          569          4,365           (81)       13,335
  Interest expense             4,601          354            187          (803)        4,339
                            ________     ________       ________      ________      ________

                              45,610       11,231         47,934       (20,454)       84,321
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries     (654)        (211)         2,359          (944)          550
Income taxes                     142            6          1,909             -         2,057
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries     (796)        (217)           450          (944)       (1,507)

Equity in net earnings of
  consolidated subsidiaries      233            -              -          (233)            -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $   (563)    $   (217)      $    450      $ (1,177)     $ (1,507)






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






                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Operations
                                 Nine Months Ended September 30, 2003
                                        (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Revenues:
  Net sales                 $131,559     $ 28,299       $125,428      $(52,697)     $232,589
  Other income                 2,456            2          1,227        (3,420)          265
                            ________     ________       ________      ________      ________

                             134,015       28,301        126,655       (56,117)      232,854
                            ________     ________       ________      ________      ________

Costs and Expenses:
  Cost of products sold      101,473       27,540        105,141       (50,635)      183,519
  Engineering and field
    service, selling,
    administrative
    and miscellaneous
    expenses                  20,864        1,558         13,325          (212)       35,535
  Interest expense            14,073        1,032          1,649        (3,420)       13,334
                            ________     ________       ________      ________      ________

                             136,410       30,130        120,115       (54,267)      232,388
                            ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and
  equity in net earnings of
  consolidated subsidiaries   (2,395)      (1,829)         6,540        (1,850)          466
Income taxes                     369           18          3,404             -         3,791
                            ________     ________       ________      ________      ________

Earnings (loss) before
  equity in net earnings of
  consolidated subsidiaries   (2,764)      (1,847)         3,136        (1,850)       (3,325)

Equity in net earnings of
  consolidated subsidiaries    1,289            -              -        (1,289)            -
                            ________     ________       ________      ________      ________

Net earnings (loss)         $ (1,475)    $ (1,847)      $  3,136      $ (3,139)     $ (3,325)





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





                                 Bucyrus International, Inc. and Subsidiaries
                                    Consolidating Condensed Balance Sheets
                                              September 30, 2003
                                            (Dollars in Thousands)
                                 Parent     Guarantor        Other                    Consolidated
                                Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents     $      -     $     22       $  6,664      $       -     $  6,686
  Receivables                     16,370        7,483         31,539              -       55,392
  Intercompany receivables        91,437        1,148         24,371       (116,956)           -
  Inventories                     65,269        6,252         56,740         (6,549)     121,712
  Prepaid expenses and
    other current assets             579           73          6,262              -        6,914
                                ________     ________       ________      _________     ________

  Total Current Assets           173,655       14,978        125,576       (123,505)     190,704

OTHER ASSETS:
  Restricted funds on deposit          -            -          1,685              -        1,685
  Goodwill                        55,660            -            200              -       55,860
  Intangible assets               36,427            -              -              -       36,427
  Other assets                     8,341            -          1,326              -        9,667
  Investment in subsidiaries      20,087            -              -        (20,087)           -
                                ________     ________       ________      _________     ________

                                 120,515            -          3,211        (20,087)     103,639

PROPERTY, PLANT AND
 EQUIPMENT - net                  39,671        6,220         11,128              -       57,019
                                ________     ________       ________      _________     ________

                                $333,841     $ 21,198       $139,915      $(143,592)    $351,362


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses            $ 34,971     $  2,143       $ 13,730      $    (477)    $ 50,367
  Intercompany payables              741       30,016         81,575       (112,332)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties                13,423          203          3,815              -       17,441
  Income taxes                       287           21          4,128              -        4,436
  Current maturities of
    long-term debt                     -           44            265              -          309
                                ________     ________       ________      _________     ________

  Total Current Liabilities       49,422       32,427        103,513       (112,809)      72,553

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                 2,000            -              -              -        2,000
  Postretirement benefits         12,591            -            341              -       12,932
  Deferred expenses, pension
    and other                     40,707          317            443              -       41,467
  Interest payable to Holdings    23,968            -              -              -       23,968
                                ________     ________       ________      _________     ________

                                  79,266          317            784              -       80,367

LONG-TERM DEBT, less
  current maturities             197,376        1,192          2,793              -      201,361

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                       7,777      (12,738)        32,825        (30,783)      (2,919)
                                ________     ________       ________      _________     ________

                                $333,841     $ 21,198       $139,915      $(143,592)    $351,362





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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIENCY IN ASSETS)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 40,390     $  2,103       $ 17,009      $    (286)    $ 59,216
  Intercompany payables            117       27,915         70,855        (98,887)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               4,584          286          2,980              -        7,850
  Income taxes                     335           29          3,079              -        3,443
  Short-term obligations             -            -            495              -          495
  Current maturities of
    long-term debt                 126           44            261              -          431
                              ________     ________       ________      _________     ________

  Total Current Liabilities     45,552       30,377         94,679        (99,173)      71,435

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties               2,000            -              -              -        2,000
  Postretirement benefits       12,381            -            370              -       12,751
  Deferred expenses,
    pension and other           41,240          335          1,008              -       42,583
  Interest payable to
    Holdings                    18,436            -              -              -       18,436
                              ________     ________       ________      _________     ________

                                74,057          335          1,378              -       75,770

LONG-TERM DEBT, less
  current maturities           204,023        1,226          2,555              -      207,804

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIENCY
  IN ASSETS)                       715      (10,891)        24,416        (22,371)      (8,131)
                              ________     ________       ________      _________     ________

                              $324,347     $ 21,047       $123,028      $(121,544)    $346,878




                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Cash Flows
                                 Nine Months Ended September 30, 2003
                                        (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
Operating Activities        $  8,364     $     67       $  3,478      $      -      $ 11,909
                            ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Decrease (increase)
  in restricted funds
  on deposit                     758            -           (958)            -          (200)
Purchases of property,
  plant and equipment         (1,362)         (35)          (590)            -        (1,987)
Proceeds from sale of
  property, plant and
  equipment                      247            -             10             -           257
                            ________     ________       ________      ________      ________

Net cash used in
  investing activities          (357)         (35)        (1,538)            -        (1,930)
                            ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Net repayments of revolving
  credit facilities           (6,647)           -              -             -        (6,647)
Net decrease in long-term
  and other bank borrowings     (126)         (34)          (253)            -          (413)
Payment of refinancing
  expenses                    (1,306)           -              -             -        (1,306)
Proceeds from issuance
  of common stock                 72            -              -             -            72
                            ________     ________       ________      ________      ________

Net cash used in financing
  activities                  (8,007)         (34)          (253)            -        (8,294)
                            ________     ________       ________      ________      ________

Effect of exchange rate
  changes on cash                  -            -            812             -           812
                            ________     ________       ________      ________      ________

Net increase (decrease) in
  cash and cash equivalents        -           (2)         2,499             -         2,497
Cash and cash equivalents
  at beginning of period           -           24          4,165             -         4,189
                            ________     ________       ________      ________      ________

Cash and cash equivalents
  at end of period          $     -      $     22       $  6,664      $      -      $  6,686





                             Bucyrus International, Inc. and Subsidiaries
                           Consolidating Condensed Statements of Cash Flows
                                 Nine Months Ended September 30, 2002
                                        (Dollars in Thousands)
                             Parent     Guarantor        Other                    Consolidated
                            Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities    $ (5,859)    $  1,843       $  6,695      $      -      $  2,679
                            ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted funds
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





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information is provided to assist in the understanding of the Company's operations for the quarters and nine months ended September 30, 2003 and 2002.

   In connection with acquisitions involving the Company, assets and liabilities were adjusted to their estimated fair values. The consolidated condensed financial statements include the related amortization charges associated with the fair value adjustments.

Critical Accounting Policies

   In preparing the Company's consolidated financial statements, management follows accounting principles generally accepted in the United States. These principles require the Company to make certain estimates and apply judgments that affect our financial position and results of operations. The Company continually reviews its accounting policies and financial information disclosures. There have been no material changes in such policies or estimates as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

   Liquidity

   Working capital and current ratio are two financial measurements which provide an indication of the Company's ability to meet its short-term obligations. These measurements at September 30, 2003 and December 31, 2002 were as follows:

                          September 30,     December 31,
                              2003              2002
                              (Dollars in Thousands)

   Working capital          $118,151          $106,022
   Current ratio            2.6 to 1          2.5 to 1

   EBITDA for the quarters and nine months ended September 30, 2003 was $8,342,000 and $24,003,000, respectively, compared with $8,252,000 and
$21,674,000 for the quarter and nine months ended September 30, 2002, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity; and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating income under generally accepted accounting principles ("GAAP") as an indicator of operating performance or to cash flows as a measure of liquidity. The following table reconciles Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows to EBITDA:

                        Quarters Ended               Nine Months Ended
                         September 30,                 September 30,
                     2003           2002           2003             2002
                                   (Dollars in Thousands)
Net cash provided
 by operating
 activities        $  2,635       $  8,688       $ 11,909         $  2,679
Changes in
 assets and
 liabilities           (290)        (6,818)        (3,922)           1,685
Stock compensation
 expense                  8              -           (630)               -
Gain (loss) on sale
 of fixed assets       (407)            (3)          (479)               5
Interest expense      4,339          4,753         13,334           14,028
Income tax
 expense              2,057          1,632          3,791            3,277
                   ________       ________       ________         ________

EBITDA             $  8,342       $  8,252       $ 24,003         $ 21,674


   The Company has a Loan and Security Agreement with GMAC Commercial
Finance, LLC (the "Loan and Security Agreement") which provides the Company with a $76,000,000 senior secured revolving credit facility. The Loan and Security Agreement was amended on November 13, 2003 to provide an additional $7,400,000 senior secured term loan to enable the Company to pay certain interest during 2004 on its Senior Notes as discussed in the next paragraph. The Loan and Security Agreement, as amended, expires on January 8, 2005. Outstanding borrowings under the revolving portion of the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Outstanding borrowings under the $7,400,000 term loan bear interest equal to either the prime rate plus 1.5% or LIBOR plus 2.5%. Borrowings at September 30, 2003 and December 31, 2002 were $47,376,000 and $54,023,000, respectively, at a weighted average interest rate of 5% and 6.3%, respectively, and were classified as long-term debt. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. At September 30, 2003, the amount available for borrowings under the revolving portion of the Loan and Security Agreement, net of mandatory reserves, was $11,665,000.

   The Company has outstanding $150,000,000 of 9-3/4% Senior Notes due 2007 (the "Senior Notes"). Interest thereon is payable each March 15 and
September 15. During 2000, Holdings (see Note 1 to the financial statements in this Report) acquired $75,635,000 of the Company's Senior Notes. Holdings had agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements. However, in connection with the amendment of the Loan and Security Agreement on November 13, 2003, Holdings is permitted to receive the interest payable on the Senior Notes held by them on March 15, 2004 and September 15, 2004. The Company must use the proceeds of the $7,400,000 term loan portion of the Loan and Security Agreement to make the March 15, 2004 and September 15, 2004 interest payments with respect to the Senior Notes held by Holdings. The amendment of the Loan and Security Agreement also allows Holdings to sell or transfer any of the Senior Notes held by it. At September 30, 2003 and December 31, 2002, $23,968,000 and $18,436,000, respectively, of interest was accrued and payable to Holdings.

   Both the Loan and Security Agreement and the Senior Notes indenture contain certain covenants which may affect the Company's liquidity and capital resources. The Loan and Security Agreement contains a number of financial covenants which, among other items, require the Company (A) to maintain certain financial ratios, including: (i) leverage ratio (as defined); and
(ii) fixed charge coverage ratio; and (B) to maintain minimum levels of EBITDA as defined ("Adjusted EBITDA"). At September 30, 2003, the Company was in compliance with all covenants. The Company is required to maintain a minimum Adjusted EBITDA level of $25,000,000 for the year ended December 31, 2003.
The Company's failure to satisfy any of the financial covenants in the Loan and Security Agreement would constitute an Event of Default under the Loan and Security Agreement which would give the lenders the right to accelerate the indebtedness thereunder, and, because of the cross-default provisions of the Senior Notes indenture, would also give rise to the potential acceleration of the Company's indebtedness on the Senior Notes, all of which could have a material adverse impact on the Company's financial condition. The following table reconciles Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows to Adjusted EBITDA as defined in the Loan and Security Agreement:

                        Quarters Ended               Nine Months Ended
                         September 30,                 September 30,
                     2003           2002           2003             2002
                                   (Dollars in Thousands)
Net cash provided
 by operating
 activities        $  2,635       $  8,688       $ 11,909         $  2,679
Changes in
 assets and
 liabilities           (290)        (6,818)        (3,922)           1,685
Interest income        (121)           (64)          (228)            (171)
Interest expense      4,339          4,753         13,334           14,028
Income tax
 expense              2,057          1,632          3,791            3,277
Management service
 fee accrual
 adjustment           1,863            482          1,168            1,233
                   ________       ________       ________         ________

Adjusted EBITDA    $ 10,483       $  8,673       $ 26,052         $ 22,731


   On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$3,510,000 mortgage loan collateralized by its land, buildings and certain building attachments. The balance outstanding at September 30, 2003 and December 31, 2002 was C$3,322,000 and C$3,425,000,
respectively. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At
September 30, 2003, Bucyrus Canada Limited was in compliance with all applicable covenants.

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

   Capital Resources

   At September 30, 2003, the Company had approximately $3,352,000 of open capital appropriations. The Company's capital expenditures for the nine months ended September 30, 2003 were $1,987,000 compared with $4,067,000 for the nine months ended September 30, 2002. During the next twelve months, the Company expects to spend closer to 2002 levels.

Capitalization

   The long-term debt to total capitalization ratio at September 30, 2003 and December 31, 2002 was 1.0 to 1. Total capitalization is defined as total common shareholders' investment (deficiency in assets) plus long-term debt plus current maturities of long-term debt and short-term obligations.

Results Of Operations

   Net Sales

   Net sales for the quarter and nine months ended September 30, 2003 were $84,754,000 and $232,589,000, respectively, compared with $75,897,000 and
$215,954,000 for the quarter and nine months ended September 30, 2002, respectively. Net sales of repair parts and services for the quarter and nine months ended September 30, 2003 were $74,106,000 and $191,256,000, respectively, which is an increase of 10.8% and 5.4% from the quarter and nine months ended September 30, 2002, respectively. Net machine sales for the quarter and nine months ended September 30, 2003 were $10,648,000 and $41,333,000, respectively, which is an increase of 18.1% and 20.0% from the quarter and nine months ended September 30, 2002, respectively. The changes in net machine sales between periods were primarily due to fluctuations in volume.

   Cost of Products Sold

   Cost of products sold for the quarter ended September 30, 2003 was $66,647,000 or 78.6% of net sales compared with $61,198,000 or 80.6% of net sales for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, cost of products sold was $183,519,000 or 78.9% of net sales compared with $175,054,000 or 81.1% of net sales for the nine months ended September 30, 2002. The decrease in cost of products sold as a percentage of net sales for 2003 was primarily due to the improved mix of aftermarket sales. Also included in cost of products sold for the nine months ended September 30, 2003 and 2002 was $3,810,000 and $3,823,000, respectively, of additional depreciation expense as a result of the fair value adjustment to plant and equipment in connection with acquisitions involving the Company.

   Engineering and Field Service, Selling, Administrative and Miscellaneous Expenses

   Engineering and field service, selling, administrative and miscellaneous expenses for the quarter ended September 30, 2003 were $13,335,000 or 15.7% of net sales compared with $10,417,000 or 13.7% of net sales for the quarter ended September 30, 2002. The amounts for the nine months ended September 30, 2003 and 2002 were $35,535,000 or 15.3% of net sales and $30,682,000 or 14.2%
of net sales, respectively. Included in the amounts for the quarter and nine months ended September 30, 2003 was $407,000 and $479,000, respectively, of losses on disposals of fixed assets, as well as increased management incentive accruals and an additional accrual related to management service fees. Also included in the amount for the nine months ended September 30, 2003 was stock-based employee compensation expense of $630,000 related to certain outstanding stock options.

   Interest Expense

   Interest expense for the quarter and nine months ended September 30, 2003 was $4,339,000 and $13,334,000, respectively, compared with $4,753,000 and $14,028,000 for the quarter and nine months ended September 30, 2002, respectively. The decrease in interest expense in 2003 was primarily due to reduced borrowings under the Loan and Security Agreement and reduced interest rates on those borrowings. Included in interest expense for the quarters and nine months ended September 30, 2003 and 2002 was $3,656,000 and $10,969,000, respectively, related to the Senior Notes. The interest expense on the Senior Notes for the quarters and nine months ended September 30, 2003 and 2002 includes $1,845,000 and $5,532,000, respectively, related to the Senior Notes acquired by Holdings. Holdings has agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements.

   Income Taxes

   Income tax expense consists primarily of foreign taxes at applicable statutory rates.

   Net Earnings (Loss)

   Net loss for the quarter and nine months ended September 30, 2003 was $1,507,000 and $3,325,000, respectively, compared with a net loss of $2,026,000 and $6,869,000 for the quarter and nine months ended September 30, 2002, respectively. Non-cash depreciation and amortization charges for the quarter and nine months ended September 30, 2003 were $3,453,000 and $10,203,000, respectively, compared with $3,893,000 and $11,238,000, respectively, for the quarter and nine months ended September 30, 2002.

   New Orders and Backlog

   New orders for the quarter and nine months ended September 30, 2003 were $75,344,000 and $234,199,000, respectively compared with $143,553,000 and
$276,100,000 for the quarter and nine months ended September 30, 2002, respectively. New machine orders for the quarter and nine months ended September 30, 2003 were $4,373,000 and $33,368,000, respectively, compared with $15,842,000 and $40,011,000 for the quarter and nine months ended September 30, 2002, respectively. New repair parts and service orders for the quarter and nine months ended September 30, 2003 were $70,971,000 and $200,831,000, respectively, compared with $127,711,000 and $236,089,000 for the quarter and nine months ended September 30, 2002, respectively. Included in new repair parts and service orders for the quarter ended September 30, 2002 were orders received related to two maintenance and repair contracts.

   The Company's consolidated backlog on September 30, 2003 was $247,305,000 compared with $245,695,000 at December 31, 2002 and $289,898,000 at
September 30, 2002. Machine backlog at September 30, 2003 was $26,464,000, compared with $34,429,000 at December 31, 2002 and $38,095,000 at
September 30, 2002. Repair parts and service backlog at September 30, 2003 was $220,841,000, compared with $211,266,000 at December 31, 2002 and
$251,803,000 at September 30, 2002. A portion of this backlog is related to multi-year contracts which will generate revenue in future years.





                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

   Interest Rates

   The Company's interest rate exposure relates primarily to debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through the selection of LIBOR based borrowings or prime rate based borrowings. The Company's Senior Notes are at a fixed rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. The Company believes that a 10% change in its weighted average interest rate at September 30, 2003 would have the effect of changing the Company's interest expense on an annual basis by approximately $250,000.

   Foreign Currency

   Changes in foreign exchange rates can impact the Company's financial position, results of operations and cash flows. The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transaction and commitment exposures, and may utilize forward contracts in certain situations. Based on the Company's derivative and other foreign currency sensitive instruments outstanding at September 30, 2003, the Company believes that a 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows.





                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Vice President-Finance and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

   As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Vice President-Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and its Vice President-Finance and Secretary concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process, and report information required to be included in the Company's periodic SEC filings within the required time period.

   It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

   Changes in Internal Controls

   There were no significant changes in the Company's internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.



                        FORWARD-LOOKING STATEMENTS

   This Report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in this section and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of the Company, primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "could," "estimate," "expect," "indicate," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.
All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

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






                                  PART II
                             OTHER INFORMATION


Item 1. Legal Proceedings.

        The Company has been named as a Potentially Responsible Party ("PRP") with respect to the clean up of the Chemical Recovery Systems, Inc. site in Elyria, Ohio. As of September 30, 2003, the de minimis settlement agreement that the EPA offered the Company became effective. The Company paid $6,800 pursuant to the terms of the de minimis settlement agreement. The Company is not aware of any remaining liability at this time.

        There have been no other material changes to the information set forth under Item 3 - Legal Proceedings and Other Contingencies in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds.

        During the nine months ended September 30, 2003, the Company sold 71,700 shares of common stock to five members of management of the Company at a price of $1 per share pursuant to the exercise of stock options under the 1998 Management Stock Option Plan. Exemption from registration of the shares sold under the Securities Act of 1933 (the "Securities Act") is claimed under Section 4(2) of the Securities Act because the offer and sale thereof was restricted to a limited number of individuals, all of whom were members of management of the Company, without any advertising or other selling efforts commonly associated with a "public offering".

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

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed during the third quarter of 2003.




                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BUCYRUS INTERNATIONAL, INC.
                                   (Registrant)



Date    November 12, 2003          /s/C. R. Mackus
                                   Craig R. Mackus
                                   Vice President-Finance and Secretary
                                   Principal Accounting Officer


Date    November 12, 2003          /s/T. C. Rogers
                                   Theodore C. Rogers
                                   Chief Executive Officer






                         BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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

        (d) Third amendment dated                                   X
        November 13, 2003 to Loan
        and Security Agreement.

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