Form 10-K
period 2003-12-31
BUCYRUS INTERNATIONAL INC
filed 2004-03-30
CIK 740761

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-871

BUCYRUS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	39-0188050 (I.R.S. Employer Identification No.)
P. O. BOX 500 1100 MILWAUKEE AVENUE SOUTH MILWAUKEE, WISCONSIN (Address of Principal Executive Offices)	53172 (Zip Code)
(414) 768-4000 (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of March 26, 2004, 1,507,300 shares of common stock of the Registrant were outstanding. Of the total outstanding shares of common stock on March 26, 2004, 1,430,300 were held of record by Bucyrus Holdings, LLC, which is controlled by American Industrial Partners Capital Fund II, L.P. and may be deemed an affiliate of Bucyrus International, Inc., and 76,500 shares were held by directors and officers of the Company. There is no established public trading market for such stock.

        Documents Incorporated by Reference: None

TABLE OF CONTENTS

Item	Description	Page
	PART I	1
1	Business	2
2	Properties	16
3	Legal Proceedings	17
4	Submission of Matters to a Vote of Security Holders	20
	PART II
5	Market for the Company's Common Equity and Related Stockholder Matters	20
6	Selected Financial Data	21
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
7A	Quantitative and Qualitative Disclosures about Market Risk	32
8	Financial Statements and Supplementary Data	33
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
9A	Controls and Procedures	74
	PART III
10	Directors and Executive Officers of the Company	74
11	Executive Compensation	79
12	Security Ownership of Certain Beneficial Owners and Management	87
13	Certain Relationships and Related Transactions	87
14	Principal Accountant Fees and Services	89
	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91
	Signatures and Power of Attorney	92
	Exhibit Index	E1-1

i

PART I

Market and Industry Data

        This report includes market share and industry data and forecasts that the Company has obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified any of the data from third-party sources nor has it ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which the Company believes to be reliable based upon management's knowledge of the industry, have not been verified by any independent sources. In addition, the Company does not know what assumptions regarding general economic growth were used in preparing the forecasts cited in this report. Except where otherwise noted, statements as to the Company's position relative to our competitors or as to market share refer to the most recent available data.

FORWARD-LOOKING STATEMENTS

        This Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Discussions containing such forward-looking statements may be found in ITEM 1—BUSINESS, in ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere within this Report. Forward-looking statements include statements regarding the intent, belief or current expectations of Bucyrus International, Inc. (the "Company"), primarily with respect to the future operating performance of the Company or related industry developments. When used in this Report, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "may be," "plan," "predict," and "will be" are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

        Factors that could cause actual results to differ materially from those contemplated include:

          Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of copper, coal, oil sands, iron ore and other ores and minerals; the cash flows of customers; the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

ITEM 1. BUSINESS

Company Overview

        The Company is one of only two global manufacturers of large excavation machinery used for surface mining. The Company designs, manufactures and markets draglines, electric mining shovels and rotary blasthole drills and provides the aftermarket replacement parts and service for these machines. The Company believes it has the largest installed base of surface mining equipment in the world and the leading market share in draglines and rotary blasthole drills. The Company's products are sold to customers throughout the world in every market where surface mining is conducted with modern methods. Through its predecessor companies, the Company has been producing excavation machines since 1880. The Company's machines dug the Panama Canal.

        Surface mining is growing faster than underground mining and is driven by increased demand for surface mined commodities such as copper (South America), oil sands (Canada) and coal (Australia, South Africa, the Western United States, and increasingly, China and India). The Company believes that coal surface mining in China and India holds significant potential for long-term growth, and in early 2004, the Company entered into a $57,000,000 contract for a dragline sale to the China market. The Company has established a leading position in these fast growing surface mining regions.

        The Company derives sales from both original equipment manufactured ("OEM") and aftermarket parts and service. OEM machine sales are closely correlated with the strength of commodity markets and maintain and augment the Company's $9 billion (calculated by estimated replacement value) installed base, which provides the foundation for the Company's aftermarket activities. The Company's aftermarket parts and service operations accounted for approximately 70% of sales over the last ten years and increased in nine of the past ten years. The Company manufacturers its OEM machines and the majority of aftermarket parts in its facility in South Milwaukee, Wisconsin.

        The Company concentrates on producing technologically advanced and productive machines to allow its customers to conduct cost efficient operations. The Company exclusively produces alternating current ("AC") drive machines and offers unique computer control systems which allow its technicians in South Milwaukee, Wisconsin to remotely monitor its machines all around the world.

        The Company, formerly known as Bucyrus-Erie Company, was incorporated in Delaware in 1927 as the successor to a business which commenced in 1880. The Company is currently substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings").

Industry Overview

        The equipment manufactured and serviced by the Company is primarily used to mine copper, coal, oil sands and iron ore. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Modern surface mining machines are expensive and complex. These machines are typically kept in continuous operation for 15 to 40 years and require regular maintenance and repair. The largest markets for surface mining equipment have been in the United States, South America, Australia, South Africa and Canada. In the future, the Company expects China, India and Canada to become increasingly important markets.

Commodities Markets Served

        The Company's equipment is primarily used by large multi-national companies engaged in surface mining for a variety of minerals. Surface mining for copper, coal, oil sands, and iron ore have accounted for the largest percentage of industry demand. Copper and oil sands mining operations have accounted for an increasing share of the Company's sales of OEM machines and aftermarket parts and services, and these sectors are expected to continue growing.

        The following table shows selected commodity prices as of the end of 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Copper $/lb.(1)	$1.05	$.70	$.66
Japanese coking coal $/tonne(2)	$43.73	$40.97	$42.23
Asian steam coal marker $/tonne(3)	$54.82	$30.57	$31.46
South American Iron ore $/tonne(4)	$31.95	$29.31	$30.03
Heavy oil $/barrel (5)	$19.61	$17.57	$11.66

(1)
Source: London Metal Exchange.

(2)
Source: The Institute for Energy Economics, Japan

(3)
Source: McCloskey Coal News.

(4)
Source: Skillings Mining Review.

(5)
Source: Sproule Associates, Ltd. The prices quoted are for Hardisty (Canada) Heavy Crude Oil.

        Copper.    Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and consumer durable goods. Copper is almost exclusively surface mined. Copper prices have risen in recent months and are forecasted to remain strong, due to accelerating economic growth in the developing world. From 2000 to 2003, Chinese copper consumption grew at double-digit rates, and in 2003, China overtook the United States as the largest consumer of refined copper. In addition to organic demand, developing markets do not have the advantage of large pools of recycled copper scrap, which historically has accounted for approximately half of United States copper consumption.

        Coal.    Coal is the world's most abundant low-cost energy source and is a critical element of energy policy. There are two types of coal: steam coal used to generate electricity and coking coal required to produce steel. Demand for coking coal has recently risen in tandem with the increased demand for steel. The largest coal producers are China, the United States, India, Australia, Russia and South Africa.

        Within the United States, environmental legislation has caused a shift in coal mining activity from high sulfur coal reserves in the midwestern states to low sulfur coal which is primarily surface mined in the Powder River Basin area in Wyoming and in Montana. According to the Energy Information Administration, a statistical agency of the United States Department of Energy (the "EIA"), in every year since 1974, levels of surface mining in the United States have exceeded levels of underground mining. In 2002 (the most recent year for which data is available), 735,909,000 short tons of coal were surface mined as compared to 375,385,000 short tons which were underground mined. Recent natural gas price increases have also contributed to the increased demand for coal.

        China and India, which together account for 37% of the world's population, have fast-growing economies and limited domestic energy sources other than coal. In an attempt to support China's growing economy, China is increasingly adopting modern surface mining methods and using western equipment to access its coal reserves.

        Oil Sands.    A geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. The oil sands are believed to contain the equivalent of 300 billion barrels of oil, of which 175 billion has already been established as commercially viable oil. For reference, according to the EIA's International Energy Annual 2002, the oil reserves of Saudi Arabia contain approximately 260 billion barrels. According to Canadian government sources, Alberta's oil sands currently account for about 32% of Canada's petroleum production, and by 2005, the Alberta Department of Energy anticipates that more than one-half of Canadian crude oil production and 10% of North American production will come from the oil sands. Surface mining methods account for approximately 65% of the production in the oil sands region. In 1999, the Company acquired certain assets of an Alberta-based Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. This acquisition enabled the Company to establish a sales and service infrastructure and strengthen its position in the oil sands area of Western Canada.

        Iron Ore.    Iron ore is the only source of primary iron used to make steel and is mined in more than 50 countries. Substantially all iron ore is surface mined. In recent years, the five largest producers, accounting for approximately 75% of world production, have been China, Brazil, Australia, Canada and India. The market for iron ore is largely a function of the demand for steel. Steel is used to produce, among other things, automobiles and other motor vehicles, mass transit and rail transport equipment, structural components for building and infrastructure, including bridges, railroads and factories, and industrial parts. Rapid industrial growth in China is the principal reason for the increased level of international demand for iron ore and steel. The Company expects that Chinese industrialization as well as additional requirements for steel in the developed and developing world will continue to increase worldwide consumption of iron ore in coming years.

        Other Minerals.    Surface mining machines are also used to mine phosphate, bauxite, gold and diamonds.

OEM Products

        The Company's line of OEM machines includes draglines, electric mining shovels and rotary blasthole drills.

        Draglines.    Draglines are primarily used in coal mining applications to remove overburden by dragging a large bucket through the overburden and carrying it away. The Company's draglines weigh from 500 to 7,500 tons, and are typically described in terms of their "bucket size," which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $10,000,000 to over $70,000,000 per dragline. Draglines are the largest and most expensive type of surface mining equipment, but offer customers the lowest cost per ton of material moved. The average life of a dragline is approximately 40 years.

        Electric Mining Shovels.    Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper capacity. The Company offers a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from 12 to 80 cubic yards. Prices range from approximately $3,000,000 to approximately $15,000,000 per shovel. The Company's most popular shovels sell for approximately $9,000,000. The Company's electric mining shovels have an average life of approximately 15 years.

        Rotary Blasthole Drills.    Many surface mines require breakage or blasting of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The Company offers a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $600,000 to $3,000,000 per drill, depending on machine size and other variable features. The

Company's most popular drills sell for approximately $2,500,000. The average life of a rotary blasthole drill is approximately 15 years.

Aftermarket Parts and Services

        The Company has a comprehensive aftermarket business that supplies replacement parts and services for its installed base of operating equipment. Over the life of a machine, customer purchases of aftermarket parts and services generally exceed the original purchase price of the machine. The Company's aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey erections, equipment operation and complete equipment management under comprehensive, long-term maintenance and repair contracts. The Company also distributes less sophisticated components which are consumed in the normal course of operating these machines. A substantial portion of the Company's international repair and maintenance services are provided through its global network of wholly-owned foreign subsidiaries and overseas offices operating in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa.

        The Company realizes higher margins on sales of aftermarket parts and services than on sales of OEM machines. Moreover, because these machines tend to operate continuously in all market conditions with expected lives ranging from 15 to 40 years and have predictable parts and maintenance needs, the Company's aftermarket business is inherently more stable and predictable than the market for OEM machines, which is closely correlated with expectations of sustained strength in commodity markets.

        Large mining customers are increasingly outsourcing the skills involved in maintaining large and complex surface mining equipment. The Company offers comprehensive maintenance and repair contracts to address this trend. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. Maintenance and repair contracts are beneficial to the Company's customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. Maintenance and repair contracts typically have terms of three to five years with provisions for renewal and early termination. New mines in areas such as Argentina, Australia, Canada, Chile and Peru are the Company's primary targets for maintenance and repair contracts because it is difficult and expensive for mining companies to establish the necessary infrastructure for ongoing maintenance and repair in remote regions of these countries.

Customers

        Most of the Company's customers are large multi-national corporations with operations in each of the major surface mining markets. In recent years, customers have reduced their operating costs by employing larger, more efficient machines and have become increasingly sophisticated in their use and understanding of technology.

        Over the past five years, the Company's customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. The Company expects China and India to experience the most growth in surface mining in the future. In the aggregate, customers spent $65,548,000, $47,551,000 and $64,552,000 on the Company's OEM machines and $272,147,000, $242,047,000 and $226,024,000 on aftermarket parts and services in 2003, 2002 and 2001, respectively. These amounts are projected to increase in 2004 as OEM machine sales increases are driven by customer expectations of sustained strength in the copper, coal, oil sands and iron ore markets, rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. Customers' purchases of OEM products may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. Aftermarket sales are expected to increase as customers continue the trend of utilizing Bucyrus parts and services in a broader range of applications on their installed base of equipment.

        The Company's customers incur high fixed costs. Small savings on the initial purchase of OEM machines are lost if they lead to less efficient machines and greater down time. Furthermore, their operations are often conducted in remote areas and the large capital investment and long lead time associated with the purchase and erection of a machine encourages customers to select reliable and efficient machines and to keep these machines in continuous operation for as long as possible. As a result, customers are focused on quality as well as price and expect the Company to offer comprehensive aftermarket parts and services to increase efficiency and reduce down time.

        The Company does not consider itself to be dependent upon any single customer, although, on an annual basis a single customer may account for a meaningful percentage of sales, particularly new machine sales. In 2003, 2002 and 2001, one customer, BHP Billiton, accounted for approximately 17%, 12%, and 11%, respectively, of the Company's sales. The Company's top five customers in each of 2003, 2002 and 2001 collectively accounted for approximately 43%, 41% and 30%, respectively, of its sales. This trend reflects the consolidation of the mining industry.

Marketing, Distribution and Sales

        OEM machines and aftermarket parts and services are primarily sold directly by Company personnel both in the United States and in foreign markets. Sales outside the United States are made through the Company's offices located in Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and, in some markets, by independent sales representatives.

        Typical payment terms for new equipment require a down payment, and require customers to make progress payments. Lead times for large OEM machines generally vary from four to nine months, but can be as much as two years for a dragline. The Company generally attempts to obtain committed raw materials pricing through arrangements with suppliers for periods of up to a year. Recently, the Company has incurred raw materials surcharges and has been able to include terms providing for recovery of certain cost increases contracts entered into in 2004. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order.

Foreign Operations

        The Company's largest foreign markets are Australia, Canada, Chile, South Africa, China, India and Peru. The Company employs direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of the Company's sales and operating earnings is attributable to operations located outside the United States. Over the past five years, over 85% of the Company's OEM machine sales and approximately 70% of the Company's aftermarket sales have been in international markets, of which the most significant over that five year period have been Australia at 15.8%, Canada at 14.7%, Chile at 14.3% and South Africa at 7.9%. The Company's foreign sales, consisting of exports from the Unites States and sales by consolidated foreign subsidiaries, totaled $260,353,000 in 2003, $212,669,000 in 2002 and $209,108,000 in 2001. Approximately $198,580,000, or 85%, of the Company's backlog of firm orders at December 31, 2003, represented orders for export sales compared with $199,234,000, or 81%, at December 31, 2002 and $201,872,000, or 88%, at December 31, 2001.

        New machine sales in foreign markets are supported by the Company's established network of foreign subsidiaries and overseas offices that directly market the Company's products and provide ongoing services and replacement parts for equipment installed abroad. The availability and convenience of the services provided through this worldwide network ensure the efficient operation of Bucyrus equipment by its customers, promote high margin aftermarket sales of parts and services, and give the Company a sustained local presence to promote new machine orders.

        The Company sells OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Canada, South Africa, Brazil and the United Kingdom. Aftermarket services are paid for primarily in local currency, with a natural partial currency hedge through the Company's payment for local labor in local currency. In the aggregate, approximately 70% of the Company's sales are priced in United States dollars. The value, in United States dollars, of the Company's investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. The Company does not normally enter into significant currency hedges, although it may enter into arrangements to hedge specific non-United States dollar denominated contracts.

Competition

        The Company's only global competitor in electric mining shovels and draglines and primary competitor in rotary blasthole drills is the P&H division of Joy Global, Inc., although for certain applications the Company's electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In China and Russia the Company also faces limited competition from domestic equipment manufacturers, however such competition is not material to the Company's core markets. Methods of competition are diverse and include price, lead times, operating costs, machine productivity, design and performance, reliability, service, delivery and other commercial factors.

        For most owners of the Company's machines, the Company is the primary replacement source for highly engineered, integral components; however, in certain markets the Company encounters competition for sales of generally less sophisticated, consumable replacement parts and repair services. Competition in parts sales consists primarily of independent firms called "will-fitters" that produce copies of the parts manufactured by the Company and other original equipment manufacturers. These copies are generally sold at lower prices, and are generally acknowledged to be of lower quality than parts produced by the manufacturer of the equipment.

        The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company possesses clear non-price advantages over will-fitters. The Company's engineering and manufacturing technology and marketing expertise exceed that of its will-fit competitors, who in many cases are unable to duplicate the exact specifications of Bucyrus parts. Moreover, the use of parts not manufactured by the Company can void the warranty on a new Bucyrus machine, which generally runs for one year, with certain components under warranty for longer periods.

Raw Materials and Supplies

        The Company purchases from outside suppliers raw materials, principally structural steel, castings and forgings, required for its manufacturing operations, and other items, such as electrical equipment, that are incorporated directly into the end product. The Company's foreign subsidiaries purchase components and manufacturing services both from local suppliers and from the Company. Certain additional components are sometimes purchased from suppliers, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content requirements exist, local subcontractors can frequently be used to manufacture the required components.

        The Company obtains all of the AC electrical drive components for its products exclusively from a United States subsidiary of Siemens AG, Siemens Energy & Automation, Inc. ("Siemens"). The Company's products incorporate electrical equipment, including AC drive systems and computer hardware and software, which the Company believes provide its products with an efficiency advantage. These electrical systems are produced by Siemens and purchased by the Company under a contract which has been continuously renewed since 1976. The Company expects this relationship to continue and the contract to be renewed prior to its expiration date in 2006. The contract provides for Siemens to supply the Company with electrical systems for the Company's manufactured machinery under specified pricing parameters with exclusivity provisions applying to both parties. The contract also includes limited warranties on parts and services supplied by Siemens. Additionally, the Company and Siemens have entered into particular contracts or arrangements with respect to the development of joint technology for application to specific projects. The Company is not dependent upon any other sole source supplier.

        Recently, demand for steel and consolidation in the steel industry have resulted in pronounced price increases for steel. The Company generally attempts to obtain committed raw materials pricing, through arrangements with its suppliers, for up to a year. Recently, the Company has incurred raw materials surcharges, and has been able to include terms providing for recovery of certain cost increases in contracts entered into in 2004. The Company has done business with a majority of its principal vendors for more than two decades and believes it benefits from good relations with these principal vendors. Through commercial arrangements, forward pricing and contractual cost pass-throughs, management believes it has minimized exposure to price increases and surcharges for raw materials.

Manufacturing

        The design, engineering and manufacturing of most of the Company's machines and manufactured aftermarket parts is done at its 1,048,000 square foot South Milwaukee, Wisconsin complex. The Company uses large, heavy manufacturing equipment in the machining, welding and assembly of OEM machines and manufactured aftermarket parts. OEM machines and the majority of aftermarket parts are customized based on customer requirements. The size and weight of these OEM machines dictate that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of Company technicians. Planning and on-site coordination of machine assembly is a critical component of the Company's service to its customers. To reduce lead times and ensure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units and parts to meet forecasted customer demands. As of December 31, 2003, the Company had $115,898,000 of inventory.

Backlog

        The backlog of firm orders was $233,642,000 at December 31, 2003 and $245,695,000 at December 31, 2002. Approximately 52% of the backlog at December 31, 2003 is expected to be filled during 2004.

Patents, Licenses and Franchises

        The Company has numerous United States and foreign patents, patent applications and patent licensing agreements. It does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

        Expenditure for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $4,594,000 in 2003, $6,512,000 in 2002 and $5,900,000 in 2001. All engineering and product development costs are charged to selling, general and administrative expenses as incurred.

Employees

        At December 31, 2003, the Company employed approximately 1,600 persons, approximately 720 of whom are located outside the United States. Substantially all of the Company's non-United States workforce is not unionized. Approximately 300 of the Company's United States employees are unionized. The Company considers its relationship with its unionized workers to be good. The four-year contract with the United Steel Workers of America representing hourly workers at the South Milwaukee, Wisconsin facility and the three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing hourly workers at the Memphis, Tennessee facility expire in April 2005 and September 2005, respectively.

Risks Related To The Company's Business

  A material disruption to the Company's manufacturing plant in Wisconsin could adversely affect the ability to generate revenue

        The Company produces most of its equipment and aftermarket parts at its manufacturing plant in South Milwaukee, Wisconsin. If operations at this facility were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, the Company's business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. The Company's facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Furthermore, any interruption in production capability may require the Company to make large capital expenditures to remedy the situation, which could have a negative effect on profitability and cash flows. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. In addition to the sales losses, which may not be recoverable under the policy, longer-term business disruptions could result in a loss of customers. If this were to occur, future sales levels, and therefore profitability, could be adversely affected.

  If the Company is unable to purchase component parts or raw materials from key suppliers, or the prices of component parts or raw materials rise prohibitively, the Company's business and results of operations may be materially adversely affected

        The Company purchases all of its AC drives and certain other electrical parts from Siemens. The loss of Siemens, the Company's only sole source supplier, could have a material adverse effect on its business. The Company also purchases, track links, castings and forgings from suppliers with whom the Company has long-standing relationships. Although these are not sole source suppliers, the loss of these suppliers could affect the Company's ability to maintain or lower costs. Any significant future delays could have a material adverse effect on the Company's business and results of operations. If the Company had to develop alternative sources of supply, the ability to supply parts to its customers when needed could be impaired, business could be lost and margins could be reduced. In addition, the Company uses substantial quantities of wide-plate steel, which is subject to price fluctuations, in its operations. If the Company were forced to absorb price increases for raw materials it would experience reduced margins.

  Leverage could affect the Company's operating results and restrict management's discretion

        At December 31, 2003, the Company's consolidated long-term debt totaled $153,973,000. The Company also may draw upon a revolving line of credit in an aggregate principal amount of up to $74,500,000, and, as of December 31, 2003, there was $37,420,000 outstanding thereunder. There were $7,040,000 of letters of credit issued at December 31, 2003 that correspondingly reduce amounts available under this line of credit. The Company also has the ability to incur additional debt, subject to the conditions imposed by the terms of its senior secured revolving credit facility. Although the Company believes that its future operating cash flow, together with available financing arrangements, will be sufficient to fund the Company's operating and capital expenditure requirements, leverage and debt service obligations could have important consequences, including the following:

  — The terms of existing debt obligations contain numerous financial and other restrictive covenants which, among other things, restrict the Company's ability to pay dividends, incur additional debt and sell assets. If the Company does not comply with these obligations, it may cause an event of default, which, if not cured or waived, could require repayment of the indebtedness immediately.

  — The Company may be more vulnerable in the event of downturns in business, in its industry or in the economy generally.

  — The Company may have difficulty obtaining additional financing at favorable interest rates to meet requirements for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

  — The Company may be required to dedicate a substantial portion of its cash flow to the payment of principal and interest on its indebtedness, which could reduce the amount of funds available for operations and impair the ability to grow operations.

  — Any borrowings the Company may make at variable interest rates leaves it vulnerable to increases in interest rates generally.

  — The Company's principal borrowings are denominated in U.S. dollars, and it must convert earnings denominated in foreign currencies into U.S. dollars in order to service debt, which exposes the Company to risks associated with currency fluctuations.

  The Company is reliant on significant customers

        The Company's business is dependent on securing and maintaining customers by promptly delivering reliable, high-performance products. The Company does not consider itself to be dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of sales, particularly OEM machine sales. In 2003, 2002 and 2001, BHP Billiton, the Company's single largest customer, accounted for approximately 17%, 12% and 11%, respectively, of the Company's sales. The products that the Company may sell to any particular customer depend on the size of that customer's capital expenditure budget devoted to surface mining plans in a particular year and on the results of competitive bids for major projects. Additionally, the Company's top five customers in each of 2003, 2002 and 2001 collectively accounted for approximately 43%, 41% and 30%, respectively, of the Company's sales. The trend reflects the recent consolidation of the mining industry. While the Company is not dependent on any one customer, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on results of operations.

  Labor disruptions could adversely affect operations

        As of December 31, 2003, 270 of the 574 employees at the Company's South Milwaukee facility were represented by the United Steelworkers of America Union. The four-year contract with the union representing workers at the South Milwaukee, Wisconsin facility and the three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing workers at the Memphis, Tennessee facility expire in April, 2005 and September, 2005, respectively. Although the Company believes that its relations with employees is good, a dispute between the Company and its employees could have a material adverse effect on the Company's operations. In addition, the workforces of many of the Company's suppliers and the transportation modes on which the Company relies are unionized, and if they are disrupted by labor issues, the Company may experience delays in delivery of parts and materials or reduced orders. In addition, the workforces of many of the Company's customers are unionized, and work stoppages experienced by the Company's customers could cause the Company to lose revenues or incur increased costs.

  The Company may be adversely affected by environmental and safety regulations or concerns

        The Company is subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. The Company cannot assure that it has been or will be at all times in complete compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirements in excess of amounts reserved. In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs and adversely affect the sales of the Company's products and future operating earnings. Environmental requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements. For more information about environmental compliance and potential environmental liabilities, see "ITEM 3. LEGAL PROCEEDINGS."

  The Company must attract and retain skilled labor in order to maintain and grow its business

        The Company's ability to operate profitably and expand its operations depends in part on the ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. As a result, the Company's growth may be limited by the scarcity of skilled labor. Even if the Company is able to attract and retain employees, competition for them may increase total compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the rates of wages the Company must pay or both. If compensation costs increase or the Company cannot attract and retain skilled labor, the immediate effect would be a reduction in operating earnings and production capacity and an impairment of the Company's growth potential.

  The Company is subject to risks of doing business in foreign countries, including emerging markets

        The Company derives the majority of its sales from foreign markets where it has substantial operations. During 2003, the Company generated $260,353,000, or approximately 77%, of its sales outside the United States. A significant portion of this business is conducted in emerging markets located in Asia, Africa and South America.

        Multiple factors relating to the Company's international operations and to particular countries in which the Company operates could have an adverse effect on the Company's financial condition or results of operations. These factors include:

        — changes in political, regulatory or economic conditions;

        — trade protection measures and price controls;

        — trade sanctions and embargos;

        — import or export licensing requirements;

        — economic downturns, civil disturbances or political instability;

        — nationalization and expropriation; and

        — potentially burdensome taxation.

        Many of the nations in which the Company operates have developing legal and economic systems, which make doing business subject to greater uncertainty than would be the case domestically. The above factors, and related unpredictability, could place the value of the Company's operations and business relationships in overseas markets at risk.

  The Company is subject to risks related to conducting business in foreign currencies

        The Company's Australian, Canadian, South African, Brazilian and British aftermarket parts sales are denominated in the currencies of those nations, and the majority of the Company's service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in these local currencies, part of the cost of goods associated with overseas revenues are incurred in United States dollars. As a result, an increase in the value of the United States dollar relative to these nations' currencies would decrease the United States dollar equivalent of aftermarket revenues earned abroad without decreasing the United States dollar value of a portion of the expenses associated with overseas revenues. The Company does not hedge currency exposures related to our aftermarket business, which is naturally hedged only in part through the incurrence of part of the associated costs in local currencies.

        Currency controls, devaluations, trade restrictions and other disruptions in the currency convertibility and in the market for currency exchange could limit the Company's ability to timely convert revenues earned abroad into United States dollars, which could adversely affect the Company's ability to service its United States dollar indebtedness, fund its United States dollar costs, finance capital expenditures and pay dividends on our common stock.

  The loss of key executives or other key personnel could adversely affect the Company's business

        The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement the Company's business strategy and maintain and grow customer and supplier relationships. The Company believes there are only a limited number of available qualified executives in the industry in which it competes. Although the Company is not aware of any planned departures, it relies substantially upon the services of Timothy W. Sullivan and Thomas B. Phillips. The loss of their services or the services of other members of the Company's management team or the inability to attract and retain other talented personnel could impede the further implementation of the Company's business strategy, which could have a material adverse effect on its business. The Company does not currently maintain key man life insurance policies with respect to any of its employees. In addition, competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of the Company's business could materially adversely affect its growth, business or results of operations.

  The Company must apply significant cash to meet its unfunded pension obligations which may increase

        Substantially all of the Company's United States employees participate in its defined-benefit pension plan. As a result of declines in pension asset values, different actuarial assumptions and the application of purchase accounting, the Company's pension expenses have increased. At December 31, 2003, the Company's unfunded pension liability totaled approximately $30,000,000. Continued declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of the Company's plans and affect the level and timing of required cash contributions in 2004 and after.

  The Company's continued success depends in part on the ability to protect intellectual property

        The Company's future success depends in part upon the ability to protect intellectual property. The Company relies principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect its intellectual property, including jointly developed intellectual property. However, these measures may be inadequate to protect intellectual property from infringement by others or to prevent misappropriation of the Company's proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. The Company's inability to protect its proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on its business, financial condition and results of operations.

  The Company's technological capability is dependent in part on the continued alliance with Siemens

        The Company has a long-standing relationship with Siemens to co-develop advanced technology for the Company's machines. The technology co-developed with Siemens is a key factor in the Company's ability to effectively compete in the surface mining industry based on the technological capabilities of the Company's machines, and therefore the Company depends on Siemens' continued ability to assist in the development of technologically-advanced components and systems. The Company has an exclusive contractual relationship with Siemens that by its terms expires in 2006. The Company believes that its relationship with Siemens is mutually beneficial, but cannot provide any assurance that the Company will be able to continue its contractual relationship beyond 2006. If the relationship with Siemens were to be discontinued and the Company could not engage a comparable R&D partner and supplier, the Company's ability to compete based upon technological innovation would be adversely affected.

  The Company is, and may be in the future, subject to product liability and other suits related to past and current activities

        The sale and servicing of complex, large-scale machinery used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of suit and liability relating to the operation and performance of the machinery and the health and safety of the workers who operate and come into contact with the machinery. The Company maintains product liability and other insurance in respect of claims of this nature, however, the Company's policies are subject to deductibles and recovery limitations as well as limitations on contingencies covered. The Company cannot provide any assurance that these suits will be resolved in a manner that does not materially and adversely affect its financial condition, nor can the Company provide any assurance that it will not be named as a defendant in future product liability or other tort or contractual suits.

  The Company has been named as a defendant in multiple suits asserting claims related to exposure to asbestos and other substances

        The Company has been named as a co-defendant in approximately 291 pending personal injury cases in twelve states involving approximately 1,480 plaintiffs alleging damages caused by exposure to asbestos and other substances. See "ITEM 3.—LEGAL PROCEEDINGS" below. The Company has secured the dismissal and resolution of a number of previous claims alleging similar fact patterns. The particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. The Company has insurance coverage, subject to various deductible and other coverage limitations, for the historical periods during which the pending claims of which the Company is aware allege exposure, however, there can be no assurance that claims will not be brought with respect to subsequent periods or that insurance coverage in respect of periods for which coverage was obtained will be adequate to satisfy adverse judgments and other claim resolutions. As a result, the Company cannot provide any assurance that the pending suits will be resolved in a manner that does not materially and adversely affect its financial condition, nor can it provide any assurance that it will not be named as a defendant in future suits alleging damages due to exposure to asbestos and other substances.

Risks Relating To The Company's Industry

  The Company operates in a highly competitive industry

        The Company operates in a highly competitive industry. In the aftermarket, the Company competes with numerous will-fitters. Certain of the Company's competitors may be larger, have greater financial resources and may be less leveraged than the Company. The Company's only global competitor in electric mining shovels and draglines and primary competitor in rotary blasthole drills is the P&H division of Joy Global, Inc., although for certain applications the Company's electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In China and Russia the Company also faces some limited competition from regional and domestic equipment manufacturers. Methods of competition are diverse and include price, lead times, operating costs, product productivity, design and performance, reliability, service, delivery and other commercial factors. If the Company cannot compete effectively with existing or future competitors, its operating results could be materially adversely affected.

  The industries the Company serves are subject to significant cyclical fluctuations

        Because the Company's customers' purchasing patterns are affected by a variety of factors beyond its control, the Company's sales and operating results may fluctuate significantly from period to period. Given the large sales price of the Company's machinery, one or a limited number of machines may account for a substantial portion of sales in any particular period. Although the Company recognizes sales on a percentage-of-completion basis for new machines, the timing of one or a small number of contracts in any particular period may nevertheless affect operating results. In addition, sales and gross profit may fluctuate depending upon the size and the requirements of the particular contracts entered into in that period.

        The sale of new machines is cyclical in nature and sensitive to changes in general economic conditions, including fluctuations in market prices for copper, coal, oil, iron ore and other minerals as well as alternatives to these minerals. Many factors affect the supply and demand for minerals and oil and thus may affect the Company's sale of products and services, including:

        — the level of production;

        — the levels of mineral inventories;

        — commodities prices;

        — the expected cost of developing new reserves;

        — the cost of conducting surface mining operations;

        — the level of surface mining activity;

        — worldwide economic activity;

        — substitution of new or competing inputs;

        — national government political requirements;

        — environmental regulation; and

        — tax policies.

        If demand for mining services or surface mining equipment utilization rates decrease significantly, then demand for the Company's products and services will decrease. As a result of this cyclicality, the

Company has experienced, and in the future could experience, extended periods of reduced sales and margins, which may affect the ability to satisfy its debt service obligations.

  Demand for the Company's products may be adversely impacted by regulations affecting the mining industry or electric utilities

        The Company's principal customers are surface mining companies. Many of these customers supply coal as a power generating source for the production of electricity in the United States and other industrialized regions. The operations of these mining companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws and an array of regulations governing the operation of electric utilities. As a result of changes in regulations and laws relating to the operation of mines, the Company's customers' mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power. Recent initiatives to regulate mercury emissions, and initiatives targeting acid rain or the perceived threat of global warming, could significantly depress coal consumption in Western economies. As a result of these factors, demand for the Company's products and services could be substantially affected by regulations adversely impacting the mining industry or altering the consumption patterns of electric utilities.

ITEM 2. PROPERTIES

        The Company's principal manufacturing plant in the United States is located in its complex in South Milwaukee, Wisconsin. This plant comprises several buildings totaling 1,048,000 square feet of floor space. A portion of this facility houses the Company's corporate offices. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication and assembly of the Company's mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of the land and buildings in the South Milwaukee complex. The term of the lease is twenty years with options for renewals. The remainder of the land and buildings in South Milwaukee continue to be owned by the Company.

        The Company leases a facility in Memphis, Tennessee, which has approximately 90,000 square feet of floor space and is used as a central parts warehouse. The current lease is for three years commencing in July 2001.

        Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, owns a facility in Edmonton, Alberta, Canada. An outstanding mortgage loan at Bucyrus Canada Limited is collateralized by this facility.

        The Company also has other administrative and sales offices and, in some instances, repair facilities and parts warehouses, at certain of its foreign locations, including Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa.

ITEM 3. LEGAL PROCEEDINGS

  Product Liability

        The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. The Company's products are operated by its and its customers' employees and independent contractors at various work sites in the United States and abroad. In the United States, workers' claims against employers related to workplace injuries are generally limited by state workers' compensation statutes, but such limitations do not apply to equipment suppliers. In addition, independent contractors may not be subject to state workers' compensation regimes. The Company has insurance covering most of said claims, subject to varying deductibles of up to $3,000,000, and have various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

        In July 2002, an adverse judgment was issued against the Company in a case styled Underwood, et ux. v. B-E Holdings, Inc. in the United States District Court for the Western District of New York. The plaintiff asserted that the Company was responsible for personal injuries suffered in a workplace accident. The jury in the case awarded the plaintiff over $7,100,000 in damages, and apportioned 35% of the judgment to the Company, with 45% apportioned to the plaintiff's employer and the remainder to the plaintiff. The Company has fully reserved for its uninsured share of the judgment.

  Suits Alleging Exposure to Asbestos and Other Substances

        The Company has been named as a co-defendant in approximately 291 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,480 plaintiffs. The cases are pending in courts in nine states, including California (Los Angeles County, San Francisco County); Illinois (Madison County); Louisiana (U.S. District Court, Middle District of Louisiana; now moved to the U.S. District Court, Eastern District of Pennsylvania); Minnesota (Itasca County); New York (Oneida County, Ontario County, New York County, St. Lawrence County); Oregon (Multnomah County); Texas (Freestone County, Harrison County, Rusk County, Titus County); Utah (Salt Lake County) and Washington (King County). In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

  Other

        A wholly-owned subsidiary of the Company is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of a Company subsidiary tipped over. The customer has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25,000,000 to $27,000,000. The unrelated third party has brought a third-party over action against the Company's subsidiary. The Company's insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any.

        The Company is also involved in various other litigation in the United States and abroad arising in the normal course of business, including arbitration proceedings with unions representing the Company's employees, as well as individual employees, and proceedings before and involving the

National Labor Relations Board. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position, results of operations, or cash flows, although no assurance to that effect can be given.

        Prior to 1985, a wholly-owned, indirect subsidiary of the Company provided comprehensive general liability insurance coverage for affiliate corporations and invested in risk pools as part of its reinsurance activities. The subsidiary issued policies for occurrences during the years 1974 to 1984, which policies, together with its risk pool investments, could involve material liability. It is possible that claims could be asserted in the future with respect to such policies or risk pools. While the Company does not believe that liability under such policies or risk pools will result in material costs, this cannot be guaranteed.

  Environmental and Related Matters

        The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at the Company's facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

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

        Certain environmental laws, such as CERCLA, provide for strict, joint and several liability for investigation and remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located.

        The Company is one of 53 entities named by the United States Environmental Protection Agency ("EPA") as potentially responsible parties ("PRP"), with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named as a result of allegations that it disposed of foundry sand at the site in the 1970's. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled both actions with respect to its liability for past costs. In addition, 37 PRPs, including the Company, received administrative orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company was one of eighteen parties responsible for a share of the cost of such work, and has shared such cost per capita to date; however, such cost may be subject to reallocation. In 2002, final remedial work in the form of installation of a municipal golf course as cover was completed and the cost thereof was paid. The EPA has certified completion and its approval thereof. The former remediation contractor, IT Corporation, commenced suit against the Millcreek Dumpsite Group, an unincorporated association including the Company and other cooperating Millcreek PRPs (the "Group") for breach of contract claims in an amount in excess of $1,000,000. The Group is defending and negotiating settlement of the claim. At December 31, 2003, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

        The Company has also been named as a PRP in two additional CERCLA matters. The EPA named the Company as a PRP with respect to the clean up of the Chemical Recovery Systems, Inc. ("CRS") site in Elyria, Ohio. On December 20, 2003, EPA offered the Company a de minimis settlement in the amount of $6,800 to resolve its liabilities under CERCLA Sections 106, 107 and 113. The Company accepted EPA's settlement offer and is awaiting notification from EPA that the settlement is effective. As of December 31, 2003, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

        EPA also named the Company as a PRP in the Tremont City, Ohio, landfill matter. The EPA identified the Company as a PRP based upon past operations of The Marion Power Shovel Company, the assets of which the Company acquired in 1997 pursuant to the Asset Purchase and Sale Agreement. The Company responded that it has not operated The Marion Power Shovel Company, that the periods of operation of the Tremont City landfill expired many years prior to 1997 and that, accordingly, it has none of the information requested by the EPA. The Company gave notice of this matter and potential claim to Global Industrial Technologies, Inc. ("Global") under indemnification provisions of the Asset Purchase and Sale Agreement. In 2002, the Company received notice that Global had filed Chapter 11 under federal bankruptcy laws. The Company has filed timely claims in that proceeding. Attorneys for Global have participated in a group of potential responsible parties in connection with EPA's investigation of the Tremont City landfill; the Company has not had further contact from EPA concerning this matter. Although the Company has not regarded, and does not regard, this site as presenting a material contingent liability, there can be no assurances to that effect because the EPA has not responded to the Company nor has the EPA withdrawn its identification of the Company as a PRP.

        On March 24, 2003, EPA sent a Request for Information pursuant to CERCLA Section 104 and RCRA Section 3007 to Minserco, Inc. ("Minserco"), a wholly-owned subsidiary of the Company, seeking information concerning Minserco's involvement with the Sadler Drum site in Mulberry, Polk County, Florida. Minserco responded that it had purchased drums from Sadler Drum, but did not send any drums to the site or return to Sadler Drum any drums it purchased. EPA has not responded to Minserco's information. The Company is aware that EPA has spent approximately $600,000 for environmental cleanup at the Sadler Drum site, but has not received any indication whether PRPs will be asked to investigate or cleanup.

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

        The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its cleanup liabilities with respect to these sites and does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The Company cannot, however, guarantee that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can it guarantee that it will not incur cleanup liability in the future with respect to sites formerly or presently owned or operated by the Company, or with respect to off-site disposal locations, the costs of which could be material.

        While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its capital expenditures, results of operations or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of March 15, 2004, there were 10 holders of the Company's common stock. Substantially all of the Company's common stock is held by Holdings and there is no established public trading market therefor. The Company does not have a recent history of paying dividends and has no present intention to pay dividends in the foreseeable future. The terms of the Company's debt investments restrict its ability to pay dividends. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Liquidity and Capital Resources."

Unregistered Sales of Securities

        During 2003, the Company issued 71,700 shares of common stock to officers and directors pursuant to exercise of options granted under the 1998 Option Plan (see "ITEM 11. EXECUTIVE COMPENSATION—1998 Management Stock Option Plan") for aggregate consideration of $71,700. The sales and the issuances of such securities were determined to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars In Thousands, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Sales	$337,695	$289,598	$290,576	$280,443	$318,635
Net loss	$(3,581)	$(10,786)	$(10,463)	$(32,797)	$(22,575)
Net loss per share of common stock:
Basic	$(2.45)	$(7.51)	$(7.29)	$(22.76)	$(15.65)
Diluted	$(2.45)	$(7.51)	$(7.29)	$(22.76)	$(15.65)
Cash dividends per common share	$—	$—	$—	$—	$—
Consolidated Balance Sheets Data:
Total assets	$362,143	$346,878	$355,745	$367,766	$416,987
Long-term liabilities, including long-term debt	$231,689	$283,574	$282,302	$250,328	$245,005

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Business

        The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its OEM products and manufactured aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company's principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru, South Africa and the United States. The largest markets for this mining equipment have been in the United States, South America, Australia, South Africa and Canada. In the future, China, India and Canada are expected to be increasingly important markets.

        The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface-mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2001 and 2002 the market prices of many surface mined commodities were generally weak. In 2003, market prices for copper, coking coal, iron ore and oil have increased. Commodity markets are expected to remain strong over the next few years, primarily as a result of industrial and economic development in China, India and the developing world together with renewed economic strength in the industrialized world. The OEM machine sales maintain and augment the Company's $9 billion (calculated by estimated replacement value) installed base, and provide the foundation for the Company's aftermarket activities.

        The Company's aftermarket parts and service operations, which historically have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales. The Company's complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company's installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales.

        A substantial portion of the Company's sales and operating earnings is attributable to operations located outside the United States. The Company sells OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Canada, South Africa, Brazil and the United Kingdom. Aftermarket services are paid for primarily in local currency which is naturally hedged by the Company's payment of local labor in local currency. In the aggregate, approximately 70% of the Company's sales are priced in United States dollars.

        Over the past three years, during a period of generally weak commodity prices, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains and growing its high margin aftermarket parts and services business.

        Following is a discussion of key measures which contributed to these results.

Key Measures

  Commodity Prices

        Demand for the Company's OEM machines is driven in large part by the prices of certain commodities, such as copper, coal, oil and iron ore. The prices of these commodities have increased in recent periods, particularly in the fourth quarter of 2003. The following table shows selected commodity prices at the end of 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Copper $/lb.(1)	$1.05	$.70	$.66
Japanese coking coal $/tonne(2)	$43.73	$40.97	$42.23
Asian steam coal marker $/tonne(3)	$54.82	$30.57	$31.46
South American Iron ore $/tonne(4)	$31.95	$29.31	$30.03
Heavy oil $/barrel(5)	$19.61	$17.57	$11.66

(1)
Source: London Metal Exchange.

(2)
Source: The Institute for Energy Economics, Japan

(3)
Source: McCloskey Coal News.

(4)
Source: Skillings Mining Review.

(5)
Source: Sproule Associates, Ltd. The prices quoted are for Hardisty (Canada) Heavy Crude Oil.

  On-Time Delivery and Lead Times

        Due to the high fixed costs of the Company's customers, it is critical that they avoid down-time for their equipment. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and is therefore a key measure of customer service, and the Company believes they are fundamental measures of aftermarket customer demand. The Company's on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, has increased from approximately 74% in 2001 to 92% in 2003. Lead times for deliveries have decreased in 2003 as compared to 2002.

  Productivity

        Sales per full time equivalent employee is a measure of the operational efficiency of the Company. Sales per full time equivalent employee were $219,000 for 2003 compared with $186,000 for 2001. This productivity increase is primarily due to personnel upgrades and the application of worldwide sales and inventory enterprise resource planning ("e.r.p.") systems, which collectively allowed sales to grow with minimal changes in headcount.

  Warranty Claims

        Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During 2003, warranty claims as a percentage of total sales were less than 1%.

  Backlog

        Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company's backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at December 31, 2003, 2002 and 2001 as well as the portion of backlog which is or was expected to be recognized within 12 months of these dates:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
Total	$233,642	$245,695	$229,752
Next 12 months	$122,263	$94,571	$107,690

Results of Operations

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

  Sales

        Sales for 2003 were $337,695,000 compared with $289,598,000 for 2002. Sales of aftermarket parts and services for 2003 were $272,147,000, an increase of 12.4% from $242,047,000 in 2002 because of improved performance in the key measures discussed above. Machine sales for 2003 were $65,548,000, an increase of 37.8% from $47,551,000 in 2002. The increase in 2003 was primarily due to the recognition of sales on a dragline order contracted for in the fourth quarter of 2002. Approximately $17,134,000 of the increase in sales for 2003 was attributable to a weakening United States dollar, primarily impacting aftermarket sales (see "Foreign Currency Fluctuations" below).

  Gross Profit

        Gross profit for 2003 was $69,533,000 or 20.6% of sales compared with $56,082,000 or 19.4% of sales for 2002. The increase in the gross profit percentage for 2003 was primarily due to improved manufacturing overhead variances and a higher mix of aftermarket parts sales. Manufacturing overhead variances improved by approximately $3,000,000 compared with 2002 due to continuing cost controls and higher manufacturing volumes, and warranty expense declined by approximately $800,000 from 2002. In the aggregate, there were no significant increases in raw material costs in 2003. Also included in gross profit for 2003 and 2002 was $5,097,000 and $5,127,000, respectively, of additional depreciation expense as a result of purchase price allocation to plant and equipment in connection with American Industrial Partners' ("AIP") acquisition of the Company. Approximately $3,307,000 of the increase in 2003 was attributable to a weakening United States dollar (see "Foreign Currency Fluctuations" below).

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2003 were $47,341,000 or 14% of sales compared with $38,726,000 or 13.4% of sales for 2002. Selling expenses increased by $2,635,000 in 2003 primarily due to increased sales efforts in North and South America, and higher foreign costs as a result of the weakened U.S. dollar, but remained constant as a percentage of sales. In 2003, management incentive accruals increased by $1,730,000 from 2002. Selling, general and administrative expenses in 2003 also included $1,792,000 related to stock-based employee compensation compared to $0 in 2002. In addition, AIP expenses pursuant to the Management Services Agreement were $3,185,000 in 2003 as compared with $1,610,000 in 2002. The Company incurred a loss of $626,000 on the sale of fixed assets in 2003 compared to a loss of $655,000 in 2002. The increases in selling, general and administrative expenses were offset by a decrease in product development expense of approximately $1,900,000 primarily due to the completion in 2002 of several major product improvement projects.

  Amortization of Intangible Assets

        Amortization of intangible assets, consisting of engineering drawings, bill of material listings and software, for 2003 and 2002 was $1,647,000 and $1,647,000, respectively.

  Operating Earnings

        Operating earnings for 2003 were $20,545,000, or 6.1% of sales, compared with $15,709,000, or 5.4% of sales, for 2002. This improvement was due to the factors discussed above.

  Interest Expense

        Interest expense for 2003 was $17,687,000 compared with $18,672,000 for 2002. The decrease in interest expense in 2003 was primarily due to reduced borrowings and declining interest rates. Included in interest expense for 2003 and 2002 was $14,625,000 related to the Company's 9 3/4% Senior Notes ("Senior Notes") (see "Liquidity and Capital Resources—Financing Cash Flows" below), $7,374,000 of which relates to interest payable on the Senior Notes acquired by Holdings. Holdings deferred receipt of interest accrued on these Senior Notes in 2003 and 2002.

  Other Income and Expense—Net

        Other income and expense—net was $856,000 of expense and $2,776,000 of expense for 2003 and 2002, respectively. Debt issuance cost amortization was $1,223,000 and $3,076,000 for 2003 and 2002, respectively. The amount for 2002 includes costs related to the Loan and Security Agreement entered into on March 7, 2002 (see "Liquidity and Capital Resources—Financing Cash Flows" below). These costs were amortized in their entirety over the period ending January 2, 2003, the date that the initial term of the Loan and Security Agreement expired.

  Income Taxes

        Income tax expense for 2003 and 2002 consists primarily of foreign taxes at applicable statutory rates. As of December 31, 2003, the Company had approximately $41,400,000 of federal net operating loss carryforwards that expire in the years 2005 through 2021 to offset against future federal taxable income.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

  Sales

        Sales for 2002 were $289,598,000 compared with $290,576,000 for 2001. Sales of aftermarket parts and services for 2002 were $242,047,000, which was an increase of 7.1% from $226,024,000 in 2001. Machine sales for 2002 were $47,551,000, a decrease of 26.3% from $64,552,000 in 2001. Commodity prices remained weak in both 2002 and 2001. In 2001, the Company recognized sales on three small draglines sold into India. A strong United States dollar reduced sales by approximately $2,299,000 in 2002 as compared to 2001 (see "Foreign Currency Fluctuations" below).

  Gross Profit

        Gross profit for 2002 was $56,082,000 or 19.4% of sales compared with $46,785,000 or 16.1% of sales for 2001, primarily due to increased sales of aftermarket parts and services and improved margins on those sales. Also included in gross profit for 2002 and 2001 was $5,127,000 and $5,248,000, respectively, of additional depreciation expense as a result of purchase price allocation to plant and equipment in connection with AIP's acquisition of the Company. A strong United States dollar reduced gross profit by approximately $779,000 in 2002 as compared to 2001 (see "Foreign Currency Fluctuations" below).

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2002 were $38,726,000 or 13.4% of sales compared to $36,706,000 or 12.6% of sales for 2001. In 2002, management incentive accruals and severance expense increased by $1,051,000 and $409,000, respectively, from 2001. Expenses pursuant to the management services agreement with AIP were $1,610,000 and $1,587,000 for 2002 and 2001, respectively. The Company incurred a loss on sale of fixed assets of $655,000 in 2002 compared to a loss of $750,000 in 2001.

  Amortization of Intangible Assets

        Amortization of intangible assets, consisting of engineering drawings, bill of material listings and software, for 2002 and 2001 was $1,647,000 and $4,292,000, respectively. The decrease in 2002 was due to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002 (see "Critical Accounting Policies and Estimates" below) which discontinued goodwill amortization in 2002. Goodwill amortization totaled $2,162,000 in 2001.

  Operating Earnings

        Due to the factors discussed above, operating earnings for 2002 were $15,709,000 or 5.4% of sales compared with $5,787,000 or 2.0% of sales for 2001.

  Interest Expense

        Interest expense for 2002 was $18,672,000 compared with $20,885,000 for 2001. The decrease in interest expense in 2002 was primarily due to reduced borrowings and declining interest rates. Included in interest expense for both 2002 and 2001 was $14,625,000 related to the Senior Notes (see "Liquidity and Capital Resources—Financing Cash Flows" below) of which $7,374,000 was payable on the Senior Notes acquired by Holdings. Holdings deferred the receipt of interest accrued on these Senior Notes in both 2002 and 2001.

  Other Income and Expense—Net

        Other income and expense—net was $2,776,000 of expense and $8,045,000 of income for 2002 and 2001, respectively. Included in the amount for 2001 was income of $8,704,000 from the sale of shares the Company received as a result of the demutualization of The Principal Financial Group. Debt issuance cost amortization was $3,076,000 and $1,097,000 for 2002 and 2001, respectively. The amount for 2002 includes costs related to the Loan and Security Agreement (see "Liquidity and Capital Resources—Financing Cash Flows" below) entered into on March 7, 2002. These costs were amortized in their entirety over the period ending January 2, 2003, the date that the initial term of the Loan and Security Agreement expired.

  Income Taxes

        Income tax expense for 2002 and 2001 consisted primarily of foreign taxes at applicable statutory rates. As of December 31, 2002, the Company had approximately $55,100,000 of federal net operating loss carryforwards that expire between 2005 and 2021 to offset against future federal taxable income.

Foreign Currency Fluctuations

        The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company's sales, gross profit and operating earnings for the years ended December 31, 2003, 2002 and 2001, in each case compared to the prior year:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Increase (decrease) in sales	$17,134	$2,229	$(11,004)
Increase (decrease) in gross profit	3,307	(779)	1,977
Increase (decrease) in operating earnings	1,434	(381)	(218)

EBITDA

        Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the years ended December 31, 2003, 2002 and 2001 was $33,086,000, $28,104,000 and $30,234,000, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under generally accepted accounting principles, or GAAP, as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Loss as shown in the Consolidated Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Net loss	$(3,581)	$(10,786)	$(10,463)
Interest income	(322)	(243)	(252)
Interest expense	17,687	18,672	20,885
Income taxes	5,583	5,047	3,410
Depreciation	10,831	10,666	11,240
Amortization(1)	2,888	4,748	5,414

EBITDA(2)(3)(4)	33,086	28,104	30,234
Changes in assets and liabilities	10,382	4,422	454
Stock compensation expense	1,792	—	—
Loss on sale of fixed assets	626	655	750
Gain on sale of the shares received in demutualization of The Principal Financial Group	—	—	(8,704)
Interest income	322	243	252
Interest expense	(17,687)	(18,672)	(20,885)
Income tax expense	(5,583)	(5,047)	(3,410)

Net cash provided by (used in) operating activities	$22,938	$9,705	$(1,309)

Net cash provided by (used in) investing activities	$(3,303)	$3,816	$2,107

Net cash used in financing activities	$(18,990)	$(16,803)	$(92)

(1)
Includes amortization of intangible assets and debt issuance costs.

(2)
EBITDA for the year ended December 31, 2001 includes $8,704,000 of income from the sale of shares the Company received as a result of the demutualization of The Principal Financial Group.

(3)
EBITDA for the years ended December 31, 2003, 2002 and 2001 was reduced by restructuring charges of $571,000, $1,308,000 and $899,000, respectively, primarily related to severance payments and related matters.

(4)
This calculation varies from the calculation in the Company's Loan and Security Agreement.

Liquidity and Capital Resources

  Cash Requirements

        During 2004, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines.

        During 2004, the Company anticipates capital spending of approximately $4,800,000. The terms of the Company's senior secured revolving credit agreement limit capital expenditures for 2004 to $4,800,000. The Company believes that this limitation will not hinder its ability to make appropriate capital expenditures. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures.

        The following table summarizes the Company's contractual obligations as of December 31, 2003:

	Total	1 Year or Less	2-3 Years	4-5 Years	Thereafter
	(Dollars in Thousands)
Long-term debt	$154,349	$376	$739	$150,425	$2,809
Short-term obligations	37,420	37,420	—	—	—
Purchase obligations(1)	1,723	1,396	327	—	—
Operating leases and rental and service agreements	31,172	5,897	6,361	2,938	15,976

Total	$224,664	$45,089	$7,427	$153,363	$18,785

(1)
Obligations related to purchase orders entered into in the ordinary course of business are excluded from the above table. Any amounts for which the Company is liable for goods or services received under purchase orders are reflected in the Consolidated Balance Sheet as accounts payable and accrued expenses.

        At December 31, 2003, there were $7,744,000 of standby letters of credit outstanding under all Company bank facilities.

        The Company's long-term liabilities consist of warranty and product liability accruals, pension and postretirement benefit accruals and management service accruals. In 2004, the Company expects to contribute $4,857,000 to its pension plans and $1,707,000 for the payment of benefits from its postretirement benefit plan. The Company also expects to pay $1,600,000 in 2004 under the management services agreement.

        Payments of warranty and product liability claims are not subject to a definitive estimate by year. However, management does not anticipate cash requirements for warranty and product liability to be materially different than historical funding levels.

        In addition to the obligations noted above, the Company anticipates cash funding requirements for interest and income taxes of approximately $17,000,000 and $6,000,000, respectively, during 2004.

        The Company believes that cash flows from operations will be sufficient to fund the cash requirements outlined above.

        During 2003, the Company repaid $16,603,000 in borrowings under the senior secured revolving credit facility. The Company believes that cash flows from operations will be sufficient to repay additional borrowings under the senior secured revolving credit facility in 2004.

  Sources and Uses of Cash

        While the Company had approximately $6,100,000 of cash and cash equivalents as of December 31, 2003, this cash is located at various foreign subsidiaries and is used for working capital purposes. Cash receipts in the United States are applied against the revolving portion of the Loan and Security Agreement as discussed below.

  Operating Cash Flows

        During 2003, the Company generated cash from operating activities of $22,938,000 compared to $9,705,000 in 2002. The increase in cash flows from operating activities was driven primarily by increased profitability and reduced working capital requirements.

  Financing Cash Flows

        The Company's primary source of financing is a Loan and Security Agreement with GMAC Commercial Finance, LLC (the "Loan and Security Agreement"), which provides the Company with a $74,500,000 senior secured revolving credit facility. The Loan and Security Agreement was amended on November 13, 2003 to provide an additional $7,400,000 senior secured term loan to enable the Company to pay certain interest during 2004 on its Senior Notes as discussed below. The Loan and Security Agreement, as amended, expires on January 8, 2005. Outstanding borrowings under the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings at December 31, 2003 were $37,420,000 at a weighted average interest rate of 4.9%. At December 31, 2003, the amount available for borrowings under the revolving portion of the Loan and Security Agreement, net of mandatory reserves, was $18,164,000.

        During 2003, the Company repaid $16,603,000 of advances under the Loan and Security Agreement. The Company anticipates using cash flows from operations to further reduce borrowings under the Loan and Security Agreement.

        The Company also has outstanding $150,000,000 of its Senior Notes. The Senior Notes mature on September 15, 2007 and interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes. However, in connection with the amendment of the Loan and Security Agreement on November 13, 2003, Holdings is permitted to receive the interest payable on the Senior Notes held by them on March 15, 2004 and September 15, 2004 from the proceeds of the $7,400,000 term loan portion of the Loan and Security Agreement. No borrowings were outstanding under the term loan portion of the Loan and Security Agreement as of December 31, 2003.

        The terms of the Loan and Security Agreement and the Senior Notes require the Company to maintain compliance with certain covenants. The Company is in compliance with these covenants as of December 31, 2003. While certain of these covenants limit the Company's ability to incur additional indebtedness or to pay dividends, among other restrictions, the Company does not believe that such limitations will impact the financial condition of the Company or results of operations in light of the current availability under the Loan and Security Agreement and cash flows to be generated from operations.

Critical Accounting Policies and Estimates

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such differences may be material to the financial statements. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using estimates.

        The following are the accounting policies that most frequently require the Company to make estimates and judgments and are critical to understanding the Company's financial condition, results of operations and cash flows:

        Revenue Recognition—Revenue from long-term sales contracts, such as for the manufacture of Company machines, is recognized using the percentage-of-completion method. The Company also has long-term maintenance and repair contracts with customers to supply parts and service over a period of years. The customer is billed monthly and deferred revenues are recorded if payments received exceed amounts billed. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales, net of estimated returns and allowances, is recognized as products are shipped or services are rendered. In conformity with Staff Accounting Bulletin No. 101, revenue is recognized when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered.

        Goodwill and Intangible Assets—The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As a result, goodwill is not subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also not amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-to-market test. Intangible assets with finite lives continue to be amortized. For goodwill, the fair value of the Company's reporting units exceeds the carrying amounts and an impairment charge is not required. As of December 31, 2003, the Company carried on its balance sheet $12,436,000 of indefinite life intangible assets, which consists of trademarks and trade names. The Company has also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and has determined that an impairment charge is not required.

        Warranty—Sales of the Company's products generally carry typical manufacturers' warranties, the majority of which cover products for one year, based on terms that are generally accepted in the Company's marketplaces. The Company records provisions for estimated warranty and other related costs at the time of sale based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.

        Product Liability—The Company is subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of said claims, subject to varying deductibles up to $3,000,000, and has various limits of liability depending on the insurance policy year in question. The Company establishes product liability reserves for the self-insured portion of any known outstanding matters based on the likelihood of loss and the Company's ability to reasonably estimate such loss. The Company makes estimates based on available information and the Company's best judgment after consultation with appropriate experts. The Company periodically revises estimates based upon changes to facts or circumstances.

        Pension and Other Postretirement Benefits—The Company accounts for pensions under SFAS No. 87, "Employers' Accounting for Pensions" and other postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company has two major defined benefit pension plans which are separately funded and also provides certain health care benefits to employees until age 65 and life insurance benefits for certain eligible retired United States employees. Several statistical and judgmental factors which attempt to anticipate future events are used in calculating the expense and liability related to these plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and health care cost trend rates, as determined by the Company within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter life spans of participants and changes in actual costs of health care. These differences may result in a significant impact to the amount of pension and other postretirement benefit expenses recorded by the Company.

        In determining its net periodic cost for pension benefits and for postretirement benefits other than pensions for 2003, the Company's actuary used a 6.75% discount rate and an expected long-term rate of return on plan assets of 9%. The discount rate for 2003 was reduced from 7.25% in 2002 while the expected long-term rate of return on plan assets did not change from 2002. The discount rate and the expected long-term rate of return on plan assets used to develop the net periodic benefit costs referred to above for 2004 are 6.25% and 9%, respectively.

        In selecting an assumed discount rate, the Company reviews various corporate bond yields. The 9% expected long-term rate of return on plan assets is based on the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts' targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years. The assumptions used for the return of each asset class are conservative when compared to long-term historical returns. The table below shows the effect that a 1% increase or decrease in the discount rate and expected rate of return on plan assets would have on the Company's pension and other postretirement benefits obligations and costs:

	1-Percentage-Point Increase	1-Percentage-Point Decrease
	(Dollars in Thousands)
Change in the discount rate:
Pension and postretirement benefit obligation	$(8,261)	$9,701
Net periodic pension and postretirement benefit cost	(541)	617
Change in expected rate of return on plan assets:
Net periodic pension cost	(469)	469

New Accounting Pronouncement

        The Financial Accounting Standards Board ("FASB") staff has issued a FASB Staff Position which defers any accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and requires additional disclosures pending further consideration of the underlying accounting issues. The Company provides certain health care benefits only until age 65. Therefore, accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

Off Balance Sheet Arrangements

        The Company does not have any off balance sheet financing arrangements that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

        The Company's interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages its borrowings under the Loan and Security Agreement through selecting LIBOR-based borrowings or prime-rate based borrowings. The Company's Senior Notes are at a fixed interest rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

        At December 31, 2003, a sensitivity analysis was performed for the Company's floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at December 31, 2003 would have the effect of changing the Company's interest expense on an annual basis by approximately $200,000.

Foreign Currency

        The Company sells all new machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A limited amount of aftermarket parts sales are denominated in the local currencies of Australia, Canada, South Africa, Brazil and England which subjects the Company to foreign currency risk. Aftermarket sales and a portion of the labor costs associated with such activities are denominated or paid in local currencies. As a result, a relatively strong United States dollar could decrease the United States dollar equivalent of the Company's sales without a corresponding decrease of the United States dollar value of certain related expenses. The Company utilizes some foreign currency derivatives to mitigate foreign exchange risk.

        Currency controls, devaluations, trade restrictions and other disruptions in the currency convertibility and in the market for currency exchange could limit the Company's ability to timely convert sales earned abroad into United States dollars, which could adversely affect the Company's ability to service its United States dollar indebtedness, fund its United States dollar costs and finance capital expenditures and pay dividends on its common stock.

        A 10% change in foreign currency exchange rates will not have a material effect on the Company's financial position, results of operations or cash flows. The changes in currency exchange rates in 2003 were greater than 10%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2003	2002	2001
Sales	$337,695	$289,598	$290,576
Cost of products sold	268,162	233,516	243,791

Gross profit	69,533	56,082	46,785
Selling, general and administrative expenses	47,341	38,726	36,706
Amortization of intangible assets	1,647	1,647	4,292

Operating earnings	20,545	15,709	5,787
Interest expense	17,687	18,672	20,885
Other (income) expense—net	856	2,776	(8,045)

Earnings (loss) before income taxes	2,002	(5,739)	(7,053)
Income tax expense	5,583	5,047	3,410

Net loss	$(3,581)	$(10,786)	$(10,463)

Basic and diluted loss per share data:
Net loss per share	$(2.45)	$(7.51)	$(7.29)
Weighted average shares	1,463,789	1,435,600	1,435,600

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
Net loss	$(3,581)	$(10,786)	$(10,463)

Other comprehensive income (loss):
Foreign currency translation adjustments	15,586	(569)	(6,300)
Minimum pension liability adjustment	3,985	(13,948)	(15,245)

Other comprehensive income (loss)	19,571	(14,517)	(21,545)

Comprehensive income (loss)	$15,990	$(25,303)	$(32,008)

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands, Except Per Share Amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,075	$4,189
Receivables—net	73,111	52,770
Inventories	115,898	114,312
Prepaid expenses and other current assets	8,209	6,186

Total Current Assets	203,293	177,457
OTHER ASSETS:
Restricted funds on deposit	578	1,485
Goodwill	55,860	55,860
Intangible assets—net	35,724	37,662
Other assets	9,255	11,935

	101,417	106,942
PROPERTY, PLANT AND EQUIPMENT:
Land	2,114	1,850
Buildings and improvements	9,913	7,395
Machinery and equipment	100,928	97,320
Less accumulated depreciation	(55,522)	(44,086)

	57,433	62,479

	$362,143	$346,878

	December 31,
	2003	2002
LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,591	$59,216
Liabilities to customers on uncompleted contracts and warranties	19,030	7,850
Income taxes	4,314	3,443
Borrowings under senior secured revolving credit facility and other short-term obligations	37,420	495
Current maturities of long-term debt	376	431

Total Current Liabilities	120,731	71,435
LONG-TERM LIABILITIES:
Liabilities to customers on uncompleted contracts and warranties	800	2,000
Postretirement benefits	13,130	12,751
Deferred expenses, pension and other	32,449	38,219
Payable to American Industrial Partners	5,527	4,364
Interest payable to Holdings	25,810	18,436

	77,716	75,770
LONG-TERM DEBT, less current maturities (includes $75,635 of Senior Notes held by Holdings)	153,973	207,804
COMMITMENTS AND CONTINGENCIES—Note O
COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)
Common stock—par value $.01 per share, authorized 1,700,000 shares, issued 1,516,350 and 1,444,650 shares, respectively	15	14
Additional paid-in capital	149,578	147,715
Treasury stock, at cost—9,050 shares	(851)	(851)
Accumulated deficit	(104,783)	(101,202)
Accumulated other comprehensive loss	(34,236)	(53,807)

	9,723	(8,131)

	$362,143	$346,878

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Other Comprehensive Loss
Balance at January 1, 2001	$14	$144,451	$(851)	$(79,953)	$(17,745)
Capital contributions from Bucyrus Holdings, LLC	—	3,264	—	—	—
Net loss	—	—	—	(10,463)	—
Translation adjustments	—	—	—	—	(6,300)
Minimum pension liability adjustment	—	—	—	—	(15,245)

Balance at December 31, 2001	14	147,715	(851)	(90,416)	(39,290)
Net loss	—	—	—	(10,786)	—
Translation adjustments	—	—	—	—	(569)
Minimum pension liability adjustment	—	—	—	—	(13,948)

Balance at December 31, 2002	14	147,715	(851)	(101,202)	(53,807)
Issuance of common stock (71,700 shares)	1	71	—	—	—
Stock compensation	—	1,792	—	—	—
Net loss	—	—	—	(3,581)	—
Translation adjustments	—	—	—	—	15,586
Minimum pension liability adjustment	—	—	—	—	3,985

Balance at December 31, 2003	$15	$149,578	$(851)	$(104,783)	$(34,236)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities
Net loss	$(3,581)	$(10,786)	$(10,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,831	10,666	11,240
Amortization	2,888	4,748	5,414
Stock compensation expense	1,792	—	—
Loss on sale of property, plant and equipment	626	655	750
Gain on sale of The Principal Financial Group shares	—	—	(8,704)
Changes in assets and liabilities:
Receivables	(13,247)	1,329	3,860
Inventories	8,558	(10,953)	(5,843)
Other current assets	86	(825)	(12)
Other assets	1,701	1,004	(1,431)
Current liabilities other than income taxes, short-term obligations and current maturities of long-term debt	6,846	9,618	157
Income taxes	299	2,186	(546)
Long-term liabilities other than deferred income taxes	6,139	2,063	4,269

Net cash provided by (used in) operating activities	22,938	9,705	(1,309)

Cash Flows From Investing Activities
(Increase) decrease in restricted funds on deposit	907	(903)	(32)
Proceeds from sale of The Principal Financial Group shares	—	2,974	5,730
Purchases of property, plant and equipment	(4,578)	(5,457)	(4,127)
Proceeds from sale of property, plant and equipment	368	745	536
Net proceeds from sale and leaseback transaction	—	6,657	—
Purchase of Bennett & Emmott (1986) Ltd.	—	(200)	—

Net cash provided by (used in) investing activities	(3,303)	3,816	2,107

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Bucyrus International, Inc. and Subsidiaries

(Dollars in Thousands)

	Years Ended December 31,
	2003	2002	2001
Cash Flows From Financing Activities
Net repayments of revolving credit facilities	(16,603)	(14,809)	(1,052)
Net increase (decrease) in other bank borrowings	(494)	(71)	271
Proceeds from issuance of long-term debt	—	925	1,237
Payment of long-term debt	(439)	(801)	(1,641)
Payment of refinancing expenses	(1,526)	(2,047)	—
Proceeds from issuance of common stock	72	—	—
Capital contribution from Bucyrus Holdings, LLC	—	—	1,093

Net cash used in financing activities	(18,990)	(16,803)	(92)

Effect of exchange rate changes on cash	1,241	253	(436)

Net increase (decrease) in cash and cash equivalents	1,886	(3,029)	270
Cash and cash equivalents at beginning of year	4,189	7,218	6,948

Cash and cash equivalents at end of year	$6,075	$4,189	$7,218

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10,350	$11,258	$14,297
Income taxes—net of refunds	6,524	2,749	1,522

Supplemental Schedule of Non-Cash Investing and Financing Activities

        On March 20, 2001, the Company recorded an equity contribution from Bucyrus Holdings, LLC ("Holdings"), the Company's parent, and a corresponding reduction in interest payable to Holdings, in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the 9 3/4% Senior Notes due 2007 acquired by Holdings.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bucyrus International, Inc. and Subsidiaries

NOTE A—SUMMARY OF ACCOUNTING POLICIES

  Nature of Operations

        Bucyrus International, Inc. (the "Company"), a majority-owned subsidiary of Bucyrus Holdings, LLC ("Holdings"), is a Delaware corporation and a leading manufacturer of surface mining equipment, principally draglines, electric mining shovels and rotary blasthole drills. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The Company also has a comprehensive aftermarket business that includes replacement parts, maintenance and other services. The largest markets for the Company's products and services are in Australia, Canada, China, India, South Africa, South America and the United States.

        The Company currently purchases alternating current drives and other electrical parts, an important component of its equipment, from Siemens Energy & Automation, Inc. ("Siemens"). The loss of Siemens, the Company's only sole source supplier, could cause a delay in manufacturing and a possible loss of sales, which could have a material adverse effect on the Company's business.

  Basis of Presentation and Use of Estimates

        The consolidated financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 were prepared under a basis of accounting that reflects the fair value of the assets acquired and liabilities assumed, and the related expenses and all debt incurred, in connection with the acquisition of the Company by Holdings in 1997.

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

  Goodwill and Intangible Assets

        Goodwill and intangible assets are being accounted for in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") (see Note D).

        Intangible assets consist of engineering drawings, bill-of-material listings, software, trademarks and trade names. At December 31, 2003 and 2002, intangible assets also included $2,967,000 and $3,259,000, respectively, related to an adjustment to record an additional minimum pension liability (see Note J).

        Historically, the cost of goodwill and other intangible assets have been amortized to expense on a straight line basis over the estimated periods benefited, which ranged from 10 to 30 years.

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

  Impairment of Long-Lived Assets

        The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment and intangible assets with finite lives may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for any impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

  Foreign Currency Translation

        The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Sales and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and reflected as a separate component of Common Shareholders' Investment. Gains and losses from foreign currency transactions are included in selling, general and administrative expenses in the Consolidated Statements of Operations. Transaction losses totaled $783,000, $1,022,000 and $780,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Transaction gains and losses on intercompany advances to foreign subsidiaries for which settlement is not planned or anticipated in the foreseeable future are deferred and reflected as a component of Common Shareholders' Investment (Deficit).

  Comprehensive Income (Loss)

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss, which encompasses net loss, foreign currency translation adjustments and minimum pension liability adjustments, in the Consolidated Statements of Common Shareholders' Investment (Deficit). Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Balance at January 1, 2001	$(17,745)	$—	$(17,745)
Changes—Year ended December 31, 2001	(6,300)	(15,245)	(21,545)

Balance at December 31, 2001	(24,045)	(15,245)	(39,290)
Changes—Year ended December 31, 2002	(569)	(13,948)	(14,517)

Balance at December 31, 2002	(24,614)	(29,193)	(53,807)
Changes—Year ended December 31, 2003	15,586	3,985	19,571

Balance at December 31, 2003	$(9,028)	$(25,208)	$(34,236)

  Revenue Recognition

        Revenue from long-term sales contracts, such as for the manufacture of Company machines, is recognized using the percentage-of-completion method. The Company also has long-term maintenance and repair contracts with customers to supply parts and service over a period of years. The customer is billed monthly and deferred revenues are recorded if payments received exceed amounts billed. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales, net of estimated returns and allowances, is recognized as products are shipped or services are rendered. In conformity with Staff Accounting Bulletin No. 101, revenue is recognized when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered.

        Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $14,226,000 and $4,201,000 at December 31, 2003 and 2002, respectively.

  Shipping and Handling Fees and Costs

        Revenue received from shipping and handling fees is reflected in sales. Shipping fee revenue was insignificant for all periods presented. Shipping and handling costs are included in cost of products sold.

  Financial Instruments

        Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable rate debt approximated fair value at December 31, 2003 and 2002. The Company's Senior Notes (see Note G) with a carrying value of $150,000,000 were bid at 40% at December 31, 2002. There were no bids for the Senior Notes at December 31, 2003. Accordingly, the fair value of the Senior Notes was based on the market value of debt with similar maturities. Based on all available information, management believes the fair value of the Senior Notes was $150,000,000 and $60,000,000 at December 31, 2003, and 2002, respectively.

  Derivative Financial Instruments

        The Company manages foreign currency exchange rate exposure by utilizing some natural hedges to mitigate some of its transactions and commitment exposures, and utilizes forward contracts in certain situations. Specifically, the Company has entered into forward exchange contracts designated as cash flow hedges for the purpose of hedging against foreign currency risk arising from firmly committed purchase contracts with foreign suppliers. At December 31, 2003, the Company has financial contracts outstanding to purchase 5,658,000 Australian dollars at a total price of $3,865,000 and to purchase 700,000 euro at a total price of $815,000. The contracts all expire in 2004. Based upon year-end exchange rates, the outstanding contracts are recorded at fair value.

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

        The following table illustrates the effect on net loss and net loss per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands, Except Per Share Amounts)
Reported net loss	$(3,581)	$(10,786)	$(10,463)
Add: Stock-based employee compensation expense recorded for stock options, net of related tax effects	1,792	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118)	(283)	(258)

Pro forma net loss	$(1,907)	$(11,069)	$(10,721)

Net loss per share of common stock (basic and diluted):
As reported	$(2.45)	$(7.51)	$(7.29)
Pro forma	(1.30)	(7.71)	(7.47)

  New Accounting Pronouncement

        The Financial Accounting Standards Board ("FASB") staff has issued a FASB Staff Position which defers any accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and requires additional disclosures pending further consideration of the underlying accounting issues. The Company provides certain health care benefits only until age 65. Therefore, accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 is not expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows.

  Reclassifications

        Certain line item reclassifications have been made to the 2002 and 2001 Consolidated Statements of Operations to conform to the 2003 presentation.

NOTE B—RECEIVABLES

        Receivables at December 31, 2003 and 2002 include $8,033,000 and $2,896,000, respectively, of revenues from long-term contracts which were not billable at that date. Billings on long-term contracts are made in accordance with the terms as defined in the individual contracts.

        Current receivables are reduced by an allowance for losses of $1,472,000 and $1,158,000 at December 31, 2003 and 2002, respectively.

NOTE C—INVENTORIES

        Inventories consist of the following:

	December 31,
	2003	2002
	(Dollars in Thousands)
Raw materials and parts	$11,655	$15,509
Work in process	20,433	17,817
Finished products (primarily replacement parts)	83,810	80,986

	$115,898	$114,312

NOTE D—GOODWILL AND INTANGIBLE ASSETS

        The Company adopted SFAS 142 on January 1, 2002. SFAS 142 establishes accounting and reporting standards associated with goodwill and other intangible assets. Goodwill is no longer subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are also no longer amortized but are subject to an evaluation for impairment at least annually by applying a lower-of-cost-or-market test. Intangible assets with finite lives continue to be amortized over a period of 10 to 20 years. For goodwill, the fair value of the Company's reporting units exceeds the carrying amounts and an impairment charge is not required. The Company also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and determined that an impairment charge is not required. The following table summarizes the effects of SFAS 142 on the Company's net loss and loss per share for the periods presented:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands, Except Per Share Amounts)
Reported net loss	$(3,581)	$(10,786)	$(10,463)
Goodwill amortization, net of tax	—	—	2,162
Trademarks/Trade names amortization, net of tax	—	—	483

Adjusted net loss	$(3,581)	$(10,786)	$(7,818)

Basic and diluted loss per share:
Reported net loss	$(2.45)	$(7.51)	$(7.29)
Goodwill amortization	—	—	1.50
Trademarks/Trade names amortization	—	—	.34

Adjusted net loss per share	$(2.45)	$(7.51)	$(5.45)

        Intangible assets consist of the following:

	December 31, 2003			December 31, 2002
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
	(years)	(Dollars in Thousands)		(years)	(Dollars in Thousands)
Amortized intangible assets:
Engineering drawings	20	$25,500	$(7,994)	20	$25,500	$(6,719)
Bill of material listings	20	2,856	(895)	20	2,856	(752)
Software	10	2,288	(1,434)	10	2,288	(1,206)

		$30,644	$(10,323)		$30,644	$(8,677)

Unamortized intangible assets:
Trademarks/Trade names		$12,436			$12,436
Intangible pension asset		2,967			3,259

		$15,403			$15,695

        The aggregate intangible amortization expense for the years ended December 31, 2003, 2002 and 2001 was $1,647,000, $1,647,000 and $4,292,000, respectively. The estimated future amortization expense of intangible assets is as follows:

(Dollars in Thousands)
2004	$1,647
2005	1,647
2006	1,647
2007	1,585
2008	1,418
Future	12,377

$20,321

NOTE E—SALE AND LEASEBACK

        On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of its land and buildings in South Milwaukee, Wisconsin. The Company is leasing back the property under an operating lease over a period of twenty years with options for renewals. Net proceeds received from this transaction were $7,157,000 less $500,000 required as a security deposit. No gain was recognized on this transaction.

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following:

	December 31,
	2003	2002
	(Dollars in Thousands)
Trade accounts payable	$31,059	$30,607
Wages and salaries	7,589	5,917
Pension	2,819	3,706
Other	18,124	18,986

	$59,591	$59,216

NOTE G—LONG-TERM DEBT AND FINANCING ARRANGEMENTS

        Long-term debt consists of the following:

	December 31,
	2003	2002
	(Dollars in Thousands)
9 3/4% Senior Notes due 2007	$150,000	$150,000
Senior secured revolving credit facility	—	54,023
Mortgage loan at Bucyrus Canada Limited	2,536	2,178
Other	1,813	2,034

	154,349	208,235
Less current maturities of long-term debt	(376)	(431)

	$153,973	$207,804

        The Company has outstanding $150,000,000 of 9 3/4% Senior Notes due 2007 (the "Senior Notes") which were issued pursuant to an indenture among the Company, certain of its wholly-owned domestic subsidiaries (the "Guarantor Subsidiaries"), and BNY Midwest Trust Company, as Trustee (the "Senior Notes Indenture"). The Senior Notes mature on September 15, 2007 and interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's $150,000,000 issue of Senior Notes. Holdings had agreed as a part of the Loan and Security Agreement (see below) and a previous credit agreement to defer the receipt of interest on these Senior Notes during the life of the agreements. However, in connection with an amendment of the Loan and Security Agreement on November 13, 2003, Holdings is permitted to receive the interest payable on the Senior Notes held by them on March 15, 2004 and September 15, 2004. The Company must use the proceeds of the $7,400,000 term loan portion of the Loan and Security Agreement to make the March 15, 2004 and September 15, 2004 interest payments with respect to the Senior Notes held by Holdings. The amendment of the Loan and Security Agreement also allows Holdings to sell or transfer any of the Senior Notes held by it, subject to certain restrictions. At December 31, 2003 and 2002, $25,810,000 and $18,436,000, respectively, of interest was accrued and payable to Holdings.

        An amendment to a previous credit agreement dated March 20, 2001 required Holdings to contribute to equity of the Company a portion of the accrued interest. As a result, on March 20, 2001, the Company recorded an equity contribution from Holdings and a corresponding reduction in interest payable to Holdings in the amount of $2,171,000, which represented accrued interest as of June 30, 2000 on the Senior Notes acquired by Holdings.

        The Senior Notes Indenture contains certain covenants that, among other things, limit the ability of the Company and the Guarantor Subsidiaries to: (i) incur additional indebtedness; (ii) pay any dividends or make any other distributions with respect to capital stock; (iii) make certain investments; (iv) use the proceeds of the sale of certain assets; (v) enter into certain transactions with affiliates; (vi) create liens; (vii) enter into certain sale and leaseback transactions; (viii) enter into certain mergers and consolidations or a sale of substantially all of its assets; and (ix) prepay the Senior Notes. Such covenants are subject to important qualifications and limitations. At December 31, 2003, the Company was in compliance with these covenants.

        The Company has a Loan and Security Agreement with GMAC Commercial Finance, LLC (the "Loan and Security Agreement") which provides the Company with an $74,500,000 senior secured revolving credit facility. The Loan and Security Agreement was amended on November 13, 2003 to provide an additional $7,400,000 senior secured term loan to enable the Company to pay certain interest during 2004 on its Senior Notes as discussed previously. The Loan and Security Agreement, as amended, expires on January 8, 2005. Outstanding borrowings under the senior secured revolving credit facility portion of the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings under the term loan portion bear interest equal to either the prime rate plus 1.5% or LIBOR plus 2.5%. Borrowings outstanding at December 31, 2003 and 2002 were $37,420,000 and $54,023,000, respectively, at a weighted average interest rate of 4.9% and 6.3%, respectively. The borrowings at December 31, 2003 were classified as a current liability due to anticipated cash flows in 2004, and the borrowings at December 31, 2002 were classified as long-term debt. The average borrowing under the Loan and Security Agreement during 2003 was $49,920,000 at a weighted average interest rate of 5.2%, and the maximum borrowing outstanding was $60,258,000. The average borrowings under the Loan and Security Agreement (and a previous credit agreement) during 2002 was $61,628,000 at a weighted average interest rate of 5.9%, and the maximum borrowing outstanding was $69,333,000. Substantially all of the domestic assets of the Company (excluding real property) and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the Loan and Security Agreement. In addition, all outstanding capital stock of the Company and its domestic subsidiaries as well as 65% of the capital stock of the Company's foreign subsidiaries are pledged as collateral. The Loan and Security Agreement contains covenants which, among other things, require the Company to maintain certain financial ratios and minimum levels of EBITDA, as defined. At December 31, 2003, the Company was in compliance with these covenants. At December 31, 2003, the amount available for borrowings under the revolving portion of the Loan and Security Agreement, net of mandatory reserves, was $18,164,000.

        At December 31, 2003 and 2002, there were $7,744,000 and $2,199,000, respectively, of standby letters of credit outstanding under all Company bank facilities.

        On April 30, 2002, Bucyrus Canada Limited, a wholly-owned subsidiary of the Company, entered into a C$3,510,000 mortgage loan. The term of the mortgage loan is 15 years at an initial rate of 7.55% which is fixed for the first five years. The balance outstanding at December 31, 2003 and 2002 was C$3,287,000 and C$3,425,000, respectively. The mortgage loan is collateralized by the land, buildings and certain building attachments owned by Bucyrus Canada Limited. The net book value of this collateral at December 31, 2003 was C$4,129,000. The mortgage loan contains a number of financial covenants which, among other items, require Bucyrus Canada Limited to maintain certain financial ratios on an annual basis. At December 31, 2003, Bucyrus Canada Limited was in compliance with all applicable covenants.

        Maturities of long-term debt are as follows for each of the next five years:

(Dollars in Thousands)
2004	$376
2005	389
2006	350
2007	150,205
2008	220

NOTE H—COMMON SHAREHOLDERS' INVESTMENT

        In 2001, Holdings made capital contributions to the Company in the amount of $1,093,000 of cash and $2,171,000 of accrued interest on Senior Notes owned by Holdings (see Note G).

        In 1998, the Company's Board of Directors adopted the Bucyrus International, Inc. 1998 Management Stock Option Plan (the "1998 Option Plan") which authorizes the granting of stock options to key employees for up to a total of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted in 1998 were targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified EBITDA goal in that plan year. The specified EBITDA goals were not attained and, as a result, none of these options have vested and none will vest until the date described below. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four (4) years subsequent to the date of the grant. Notwithstanding the foregoing, all options granted under the 1998 Option Plan shall vest automatically on the ninth anniversary of the date of the grant, regardless of performance criteria or, in the event of a Company Sale (as defined in the 1998 Option Plan), immediately prior to such sale provided such sale occurs prior to the fourth anniversary of the grant of options. Options granted pursuant to the 1998 Option Plan may be forfeited or repurchased by the Company at fair value, as defined, in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of a Company Sale, upon the consummation of such sale.

        The following table sets forth the activity and outstanding balances of options issued pursuant to the 1998 Option Plan:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Available For Future Grants
Balances at January 1, 2001	58,350	$100.00	141,650
Options forfeited	(1,750)	100.00	1,750
Granted on August 1, 2001	143,400	1.00	(143,400)

Balances at December 31, 2001	200,000	29.02	0
Options forfeited	(500)	100.00	500

Balances at December 31, 2002	199,500	28.84	500
Options exercised	(71,700)	1.00	—
Options forfeited	(550)	100.00	550

Balances at December 31, 2003	127,250	$44.22	1,050

        At December 31, 2003, none of the options outstanding were vested or exercisable. The outstanding options had a weighted average exercise price of $44.22 per share and a weighted average remaining contractual life of 6.1 years. At December 31, 2002, 35,849 of the options outstanding were vested and exercisable. The outstanding options had a weighted average exercise price of $28.84 per share and a weighted average remaining contractual life of 7.6 years. At December 31, 2001, none of the options outstanding were vested or exercisable. The outstanding options had a weighted average exercise price of $29.02 per share and a weighted average remaining contractual life of 8.6 years.

        Stock options outstanding at December 31, 2003 were as follows:

		Options Outstanding
Price	Weighted Average Contractual Life	Number of Options	Weighted Average Exercise Price
$100.00	4.2 years	55,550	$100.00
1.00	7.6 years	71,700	1.00

		127,250	$44.22

        The weighted average grant date fair value of stock options granted in 2001 under the 1998 Option Plan was $.80 per option. No options were granted in 2002 or 2003. The fair value of grants was estimated on the date of grant using the minimum value method with the following weighted average assumptions:

1998 Option Plan
2001
Risk-free interest rate	4.7%
Expected dividend yield	0%
Expected life	5 years
Calculated volatility	N/A

Stockholder's Agreement

        The Company is party to the Stockholders Agreement, as amended, dated as of March 17, 1998 (the "Stockholders Agreement"), with AIP ("American Industrial Partners") and certain other stockholders (together with AIP, the "Stockholders"). The Stockholders Agreement provides, among other things, that the Stockholders agree to vote and/or otherwise provide that six individuals designated by AIP shall sit on the Company's Board. Upon termination of employment of a management Stockholder, the Company has the option to repurchase all of the shares of stock held by such persons. A management Stockholder whose employment is terminated by reason of death, disability, resignation or termination other than for cause, has the right to require the Company to purchase all, but not less than all, of such Stockholder's shares. The Agreement also provides for certain restrictions on transfer of shares by Stockholders, including, among other things, that the Company has a right of first refusal to purchase all but not less than all, of any shares to be sold pursuant top a permitted transfer by any management Stockholder.

        If AIP or any of its affiliates (not including the Company) enter into a definitive agreement to sell its shares, management Stockholders shall be entitled to sell a pro rata portion of their shares at the same price and on the same terms and conditions as such proposed sale. If AIP proposes to sell, or otherwise dispose of any shares to a non-affiliate of AIP, AIP is entitled to require management Stockholders to sell up to all of their shares their shares at the same price and on the same terms and conditions as such proposed sale. The holders of a majority of shares held by AIP and its affiliates have unlimited demand registration rights on Forms S-2 or S-3 and up to two demand registrations on Form S-1 and Stockholders are entitled to "piggyback" registration rights on any registration statement filed on forms other than Form S-4 and Form S-8, in all cases subject to customary conditions.

        Provisions with respect to voting arrangements, bring along requirements and registration rights, as described above, shall terminate at such time as AIP owns less than 20% of all outstanding shares of the Company.

NOTE I—INCOME TAXES

        Deferred taxes are provided to reflect temporary differences between the financial and tax basis of assets and liabilities using presently enacted tax rates and laws. A valuation allowance is recognized if it is more likely than not that some or all of the deferred tax assets will not be realized.

        Earnings (loss) before income taxes consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
United States	$(10,158)	$(18,039)	$(12,719)
Foreign	12,160	12,300	5,666

Total	$2,002	$(5,739)	$(7,053)

        The provision for income tax expense consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Foreign income taxes:
Current	$6,215	$4,505	$2,581
Deferred	(1,051)	857	737

Total	5,164	5,362	3,318

Federal income taxes:
Current	338	(421)	—
Deferred	—	—	—

Total	338	(421)	—

Other (state and local taxes):
Current	81	106	92
Deferred	—	—	—

Total	81	106	92

Total income tax expense	$5,583	$5,047	$3,410

        Total income tax expense differs from amounts expected by applying the federal statutory income tax rate to earnings (loss) before income taxes as set forth in the following table:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Tax expense (benefit) at federal statutory rate	$700	$(2,008)	$(2,469)
Valuation allowance adjustments	(593)	3,099	2,750
Impact of foreign subsidiary income, tax rates and tax credits	6,035	4,833	2,902
State income taxes	53	69	60
Nondeductible goodwill amortization	—	—	757
Extraterritorial income exclusion	(1,227)	(665)	(560)
Alternative minimum tax	338	(421)	—
Other items	277	140	(30)

Total income tax expense	$5,583	$5,047	$3,410

        Significant components of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Deferred tax assets:
Postretirement benefits	$5,760	$5,592
Minimum pension liability adjustment	10,083	11,677
Inventory valuation provisions	7,280	5,971
Accrued and other liabilities	5,732	4,866
Research and development expenditures	2,941	3,752
Tax loss carryforward	17,448	22,031
Tax credit carryforward	817	479
Other items	1,261	1,293

Total deferred tax assets	51,322	55,661
Deferred tax liabilities:
Excess of book basis over tax basis of property, plant and equipment and intangible assets	(27,578)	(30,356)
Valuation allowance	(21,927)	(24,539)

Net deferred tax asset	$1,817	$766

        The classification of the net deferred tax assets and liabilities is as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Current deferred tax asset	$940	$565
Long-term deferred tax asset	1,636	1,080
Current deferred tax liability	(307)	(478)
Long-term deferred tax liability	(452)	(401)

Net deferred tax asset	$1,817	$766

        Due to the recent history of domestic net operating losses, a valuation allowance has been used to reduce the net deferred tax assets (after giving effect to deferred tax liabilities) for domestic operations to an amount that is more likely than not to be realized. In 2003, the valuation allowance decreased by $2,612,000 to offset a decrease in net deferred tax assets for which no tax benefit was recognized.

        The Company, along with its domestic subsidiaries, and Holdings file a consolidated federal income tax return. The consolidated tax liability of the affiliated group is allocated based on each company's positive contribution to consolidated federal taxable income.

        As of December 31, 2003, the Company has available approximately $41,400,000 of federal net operating loss carry forwards ("NOL") NOL from the years 1990 through 1994, 1997 through 1999 and 2001, that expire in the years 2005 through 2021, to offset against future federal taxable income. Because both the 1997 acquisition of the Company by Holdings and the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the "Amended Plan") resulted in an "ownership change" within the meaning of Section 382 of the Internal Revenue Code, the use of the majority of such NOL is subject to certain annual limitations. The total NOL available to offset federal taxable income in 2004 is approximately $23,600,000.

        As of December 31, 2003, the Company also has a federal alternative minimum tax credit carryforward of $817,000 which carries forward indefinitely. However, because $479,000 of this credit carryforward arose prior to the effective date of the Amended Plan, that portion will not be usable until the year 2010.

        The Company also has a significant amount of state NOL (which expire in the years 2004 through 2017) available to offset future state taxable income in states where it has significant operations. Since the majority of states in which the Company files its state returns follow rules similar to federal rules, it is expected that the usage of state NOL will be limited to approximately $71,000,000.

        Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested, and on which U.S. income taxes have not been provided by the Company, amounted to approximately $25,054,000 at December 31, 2003. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

NOTE J—PENSION AND RETIREMENT PLANS

        The Company has several pension and retirement plans covering substantially all of its employees in the United States. All plans have a measurement date of December 31.

        The following tables set forth the plans' funded status and amounts recognized in the consolidated financial statements at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1	$82,007	$77,962
Service cost	1,642	1,609
Interest cost	5,322	5,401
Actuarial loss	3,698	3,023
Benefits paid	(5,848)	(5,988)

Projected benefit obligation at December 31	86,821	82,007

Change in plan assets:
Fair value of plan assets at January 1	48,216	59,851
Actual return (loss) on plan assets	10,047	(6,339)
Employer contributions	3,994	692
Benefits paid	(5,848)	(5,988)

Fair value of plan assets at December 31	56,409	48,216

Net amount recognized:
Funded status	(30,412)	(33,791)
Unrecognized prior service cost	2,160	2,366
Unrecognized net actuarial loss	27,061	31,207

Net amount recognized	$(1,191)	$(218)

Amounts recognized in consolidated balance sheets at December 31:
Long-term prepaid pension costs	$1,455	$3,928
Current accrued pension liabilities	(2,646)	(3,695)
Long-term accrued pension liabilities	(28,175)	(32,903)
Intangible asset	2,967	3,259
Accumulated other comprehensive loss	25,208	29,193

Net amount recognized	$(1,191)	$(218)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	3.75% - 4%	3.75% - 4%

        The accumulated benefit obligation for all defined benefit pension plans was $85,663,000 and $80,886,000 at December 31, 2003 and 2002, respectively. Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Projected benefit obligation	$86,821	$82,007
Accumulated benefit obligation	85,663	80,886
Fair value of plan assets	56,409	48,216

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Components of net periodic benefit cost:
Service cost	$1,642	$1,609	$1,439
Interest cost	5,322	5,401	5,270
Expected return on plan assets	(4,221)	(5,155)	(6,090)
Amortization of prior service cost	206	206	(86)
Amortization of net actuarial loss	2,018	723	—

Total benefit cost	$4,967	$2,784	$533

Increase (decrease) in minimum liability included in other comprehensive income (loss)	$(3,985)	$13,948	$15,245

Weighted-average assumptions used to determine net periodic benefit cost for year:
Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	9%	9%	9%
Rate of compensation increase	3.75% - 4%	3.75% - 4%	4.5%

        In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts' targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years. The assumptions used for the return of each asset class are conservative when compared to long-term historical returns.

        The Company's pension plans' weighted-average actual and targeted asset allocations by asset category at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Asset category:
Equity securities	65%	65%
Debt securities	35	35
Real estate	—	—
Other	—	—

Total	100%	100%

        The desired investment objective is a long-term real rate of return on assets that is approximately 6% greater than the assumed rate of inflation measured by the Consumer Price Index, currently assumed to be about 3%. The target rate of return for the plans has been based upon an analysis of historical returns supplemented with an economic and structural review of each asset class. The Benefit Plan Committee of the Company realizes that market performance varies and that a 6% real rate of return may not be meaningful during some periods. The Benefit Plan Committee also realizes that historical performance is no guarantee of future performance.

        To achieve these goals the minimum and maximum allocation ranges for fixed securities and equity securities are as follows:

	Minimum	Maximum
Equity	63%	67%
Fixed	33%	37%
Cash equivalents	0%	2%

        Investment in international oriented equity funds is limited to a maximum of 18.25% of the equity range.

        The Company expects to contribute $4,857,000 to its pension plans in 2004.

        The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $757,000, $720,000 and $743,000 in 2003, 2002 and 2001, respectively.

NOTE K—POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company. The measurement date is December 31.

        The following tables set forth the plan's status and amounts recognized in the consolidated financial statements at December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at January 1	$16,036	$16,027
Service cost	659	557
Interest cost	1,135	1,054
Plan participants' contributions	144	119
Net actuarial loss	2,565	395
Benefits paid	(1,618)	(2,116)

Benefit obligation at December 31	18,921	16,036

Change in plan assets:
Fair value of plan assets at January 1	—	—
Employer contributions	1,474	1,997
Plan participants' contributions	144	119
Benefits paid	(1,618)	(2,116)

Fair value of plan assets at December 31	—	—

Net amount recognized:
Funded status	(18,921)	(16,036)
Unrecognized net actuarial loss	5,958	3,673
Unrecognized prior service credit	(1,777)	(1,998)

Net amount recognized	$(14,740)	$(14,361)

Amounts recognized in consolidated balance sheets at December 31:
Accrued benefit liability	$(1,610)	$(1,610)
Long-term benefit liability	(13,130)	(12,751)

Net amount recognized	$(14,740)	$(14,361)

Weighted-average assumptions used to determine benefit obligations at December 31—discount rate	6.25%	6.75%

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Components of net periodic benefit cost:
Service cost	$659	$557	$409
Interest cost	1,135	1,054	929
Amortization of prior service cost	(221)	(221)	(221)
Amortization of net actuarial loss	280	81	—

Net periodic benefit cost	$1,853	$1,471	$1,117

Weighted average assumptions used to determine net periodic benefit cost—discount rate	6.75%	7.25%	7.75%
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8%	9%	10%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2007	2007	2007

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost	$170	$(148)
Effect on postretirement benefit obligation	1,479	(1,303)

        The Company expects to contribute $1,707,000 for the payment of benefits from its postretirement benefit plan in 2004.

NOTE L—RESEARCH AND DEVELOPMENT

        Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $4,594,000 in 2003, $6,512,000 in 2002 and $5,900,000 in 2001. All engineering and product development costs are charged to selling, general and administrative expenses as incurred.

NOTE M—CALCULATION OF NET LOSS PER SHARE OF COMMON STOCK

        Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. The shares outstanding used to compute the diluted loss per share exclude outstanding options to purchase 127,250, 199,500 and 200,000 shares of the Company's common stock as of December 31, 2003, 2002 and 2001, respectively. The options were excluded because their inclusion would have been antidilutive.

NOTE N—SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company designs, manufactures and markets large excavation machinery used for surface mining and supplies replacement parts and services for such machines. The Company manufactures its machines and replacement parts primarily at one location. There is no significant difference in the production process for machines and replacement parts. The Company's products are sold primarily to large companies and quasi-governmental entities engaged in the mining of copper, coal, oil sands and iron ore throughout the world. New equipment and replacement parts and services are sold in North America primarily by Company personnel and its domestic subsidiaries, and overseas by Company personnel and through independent sales representatives and the Company's foreign subsidiaries and offices.

        Based on the above, the Company's operations are classified as one operating segment.

        The following table summarizes the Company's sales:

	Years Ended December 31,
	2003	2002	2001
	(Dollars In Thousands)
Machines	$65,548	$47,551	$64,552
Parts and services	272,147	242,047	226,024

	$337,695	$289,598	$290,576

        Financial information by geographical area is set forth in the following table. In the case of sales to external customers, the amounts presented represent the sales originating in the respective geographic area. Information for 2002 and 2001 has been modified to separately disclose amounts for Africa and Chile.

	Sales to External Customers	Long-Lived Assets
	(Dollars in Thousands)
2003
United States	$155,538	$45,729
Africa	36,501	811
Australia	37,813	244
Chile	48,249	3,877
Canada	36,328	5,515
Other Foreign	23,266	1,257

	$337,695	$57,433

2002
United States	$140,326	$51,964
Africa	20,205	691
Australia	33,357	247
Chile	42,163	3,539
Canada	32,204	4,550
Other Foreign	21,343	1,488

	$289,598	$62,479

2001
United States	$153,805	$66,075
Africa	16,721	478
Australia	35,870	269
Chile	35,660	3,711
Canada	30,910	4,719
Other Foreign	17,610	1,951

	$290,576	$77,203

        The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2003, 2002 and 2001, one customer accounted for approximately 17%, 12% and 11%, respectively, of the Company's consolidated sales.

NOTE O—COMMITMENTS, CONTINGENCIES AND CREDIT RISKS

  Environmental

        The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at the Company's facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

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

  Product Warranty

        The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the years ended December 31, 2003 and 2002:

	December 31,
	2003	2002
	(Dollars in Thousands)
Balance at January 1	$3,597	$2,951
Provision	2,998	3,793
Charges	(2,284)	(3,147)

Balance at December 31	$4,311	$3,597

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

  Asbestos Liability

        The Company has been named as a co-defendant in approximately 291 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,480 plaintiffs. The cases are pending in courts in nine states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

  Other Litigation

        A wholly-owned subsidiary of the Company is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of a Company subsidiary tipped over. The customer has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25,000,000 to $27,000,000. The unrelated third party has brought a third-party over action against the Company's subsidiary. The Company's insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any.

        Prior to 1985, a wholly-owned, indirect subsidiary of the Company provided comprehensive general liability insurance coverage for affiliate corporations and invested in risk pools as part of its reinsurance activities. The subsidiary issued policies for occurrences during the years 1974 to 1984, which policies, together with its risk pool investments, could involve material liability. It is possible that claims could be asserted in the future with respect to such policies or risk pools. While the Company does not believe that liability under such policies or risk pools will result in material costs, this cannot be guaranteed.

        The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position, results of operations or cash flows, although no assurance to that effect can be given.

  Commitments

        The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $5,899,000 in 2003, $5,940,000 in 2002 and $3,616,000 in 2001. Future minimum annual payments under noncancellable agreements, including the sale and leaseback agreement (see Note E), are as follows:

(Dollars in Thousands)
2004	$5,897
2005	4,199
2006	2,162
2007	1,597
2008	1,341
After 2008	15,976

$31,172

  Management Services Agreement

        Holdings is controlled by AIP. AIP provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries. Payment of the annual fee is subordinated in right of payment to the Loan and Security Agreement. At December 31, 2003 and 2002, $5,527,000 and $4,364,000, respectively, was deferred and payable to AIP under this agreement and is included in payable to American Industrial Partners in the Consolidated Balance Sheets. In addition, at December 31, 2003 and 2002, $432,000 and $885,000, respectively, was currently payable under this agreement and is included in accrued expenses in the Consolidated Balance Sheets. The expense recognized related to this agreement was $3,185,000 in 2003, $1,610,000 in 2002 and $1,587,000 in 2001.

  Credit Risks

        A significant portion of the Company's consolidated sales are to customers whose activities are related to the coal, copper and iron ore mining industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables may be affected by the mining industry economy and the economic conditions in the countries where the customers are located. However, the Company closely monitors extension of credit and has not experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Company generally requires letters of credit on foreign sales to smaller companies.

NOTE P—RESTRUCTURING

        Due to low levels of new orders, the Company continues to reduce a portion of its workforce through layoffs and permanent reductions in the number of its salaried employees. These activities resulted in restructuring charges of $571,000, $1,308,000 and $899,000 during the years ended December 31, 2003, 2002 and 2001, respectively. Such charges primarily relate to severance payments and are included in selling, general and administrative expenses in the Consolidated Statement of Operations. Substantially all of these restructuring charges were paid in the year incurred.

NOTE Q—OTHER INCOME

        In December 2001, the Company, as a policyholder, received an allocation of 369,918 shares as a result of the demutualization of The Principal Financial Group. Net proceeds from the sale of these shares by the Company were $8,704,000 and is recognized as Other (Income) Expense—Net in the Consolidated Statement of Operations for the year ended December 31, 2001.

NOTE R—SUPPLEMENTAL CONSOLIDATING CONDENSED FINANCIAL INFORMATION

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

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Operations

For the Year Ended December 31, 2003

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$189,402	$38,012	$185,864	$(75,583)	$337,695
Cost of products sold	147,247	36,523	157,303	(72,911)	268,162

Gross profit	42,155	1,489	28,561	(2,672)	69,533
Selling, general and administrative expenses	25,787	1,993	19,837	(276)	47,341
Amortization of intangible assets	1,647	—	—	—	1,647

Operating earnings (loss)	14,721	(504)	8,724	(2,396)	20,545
Interest expense	19,151	1,375	1,927	(4,766)	17,687
Other (income) expense—net	(1,782)	(3)	(2,125)	4,766	856

Earnings (loss) before income taxes and equity in net earnings of consolidated subsidiaries	(2,648)	(1,876)	8,922	(2,396)	2,002
Income taxes	875	24	4,684	—	5,583

Earnings (loss) before equity in net earnings of consolidated subsidiaries	(3,523)	(1,900)	4,238	(2,396)	(3,581)
Equity in net earnings of consolidated subsidiaries	2,338	—	—	(2,338)	—

Net earnings (loss)	$(1,185)	$(1,900)	$4,238	$(4,734)	$(3,581)

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Operations

For the Year Ended December 31, 2002

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$148,559	$46,890	$155,481	$(61,332)	$289,598
Cost of products sold	122,167	46,500	125,127	(60,278)	233,516

Gross profit	26,392	390	30,354	(1,054)	56,082
Selling, general and administrative expenses	19,513	1,940	17,273	—	38,726
Amortization of intangible assets	1,647	—	—	—	1,647

Operating earnings (loss)	5,232	(1,550)	13,081	(1,054)	15,709
Interest expense	19,403	1,368	1,917	(4,016)	18,672
Other (income) expense—net	65	(3)	(1,302)	4,016	2,776

Earnings (loss) before income taxes and equity in net earnings of consolidated subsidiaries	(14,236)	(2,915)	12,466	(1,054)	(5,739)
Income taxes (benefit)	(8)	24	5,031	—	5,047

Earnings (loss) before equity in net earnings of consolidated subsidiaries	(14,228)	(2,939)	7,435	(1,054)	(10,786)
Equity in net earnings of consolidated subsidiaries	4,496	—	—	(4,496)	—

Net earnings (loss)	$(9,732)	$(2,939)	$7,435	$(5,550)	$(10,786)

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Operations

For the Year Ended December 31, 2001

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Sales	$151,036	$51,080	$144,616	$(56,156)	$290,576
Cost of products sold	130,495	49,354	120,023	(56,081)	243,791

Gross profit	20,541	1,726	24,593	(75)	46,785
Selling, general and administrative expenses	19,127	937	16,642	—	36,706
Amortization of intangible assets (including goodwill)	4,292	—	—	—	4,292

Operating earnings (loss)	(2,878)	789	7,951	(75)	5,787
Interest expense	20,697	1,679	3,026	(4,517)	20,885
Other (income) expense—net	(11,665)	(51)	(846)	4,517	(8,045)

Earnings (loss) before income taxes and equity in net earnings of consolidated subsidiaries	(11,910)	(839)	5,771	(75)	(7,053)
Income taxes	511	23	2,876	—	3,410

Earnings (loss) before equity in net earnings of consolidated subsidiaries	(12,421)	(862)	2,895	(75)	(10,463)
Equity in net earnings of consolidated subsidiaries	2,033	—	—	(2,033)	—

Net earnings (loss)	$(10,388)	$(862)	$2,895	$(2,108)	$(10,463)

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Balance Sheet

December 31, 2003

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$16	$7,222	$(1,163)	$6,075
Receivables—net	24,325	8,687	39,335	764	73,111
Intercompany receivables	84,418	632	31,833	(116,883)	—
Inventories	58,405	5,980	60,132	(8,619)	115,898
Prepaid expenses and other current assets	1,722	56	6,431	—	8,209

Total Current Assets	168,870	15,371	144,953	(125,901)	203,293
OTHER ASSETS:
Restricted funds on deposit	245	—	333	—	578
Goodwill	55,660	—	200	—	55,860
Intangible assets—net	35,724	—	—	—	35,724
Other assets	7,184	—	2,071	—	9,255
Investment in subsidiaries	26,618	—	—	(26,618)	—

	125,431	—	2,604	(26,618)	101,417
PROPERTY, PLANT AND EQUIPMENT—net	39,701	6,028	11,704	—	57,433

	$334,002	$21,399	$159,261	$(152,519)	$362,143

LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$39,929	$2,584	$17,097	$(19)	$59,591
Intercompany payables	—	29,311	88,178	(117,489)	—
Liabilities to customers on uncompleted contracts and warranties	11,522	628	6,880	—	19,030
Income taxes	478	45	3,791	—	4,314
Borrowings under senior secured revolving credit facility and other short-term obligations	37,420	—	—	—	37,420
Current maturities of long-term debt	—	49	327	—	376

Total Current Liabilities	89,349	32,617	116,273	(117,508)	120,731
LONG-TERM LIABILITIES:
Liabilities to customers on uncompleted contracts and warranties	800	—	—	—	800
Postretirement benefits	12,801	—	329	—	13,130
Deferred expenses, pension and other	31,599	397	453	—	32,449
Payable to American Industrial Partners	5,527	—	—	—	5,527
Interest payable to Holdings	25,810	—	—	—	25,810

	76,537	397	782	—	77,716
LONG-TERM DEBT, less current maturities (including $75,635 of Senior Notes held by Holdings)	150,000	1,176	2,797	—	153,973
COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)	18,116	(12,791)	39,409	(35,011)	9,723

	$334,002	$21,399	$159,261	$(152,519)	$362,143

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Balance Sheet

December 31, 2002

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$24	$4,165	$—	$4,189
Receivables—net	20,100	6,006	26,664	—	52,770
Intercompany receivables	76,916	347	24,222	(101,485)	—
Inventories	63,648	7,493	49,705	(6,534)	114,312
Prepaid expenses and other current assets	845	311	5,030	—	6,186

Total Current Assets	161,509	14,181	109,786	(108,019)	177,457
OTHER ASSETS:
Restricted funds on deposit	758	—	727	—	1,485
Goodwill	55,660	—	200	—	55,860
Intangible assets—net	37,662	—	—	—	37,662
Other assets	10,135	—	1,800	—	11,935
Investment in subsidiaries	13,525	—	—	(13,525)	—

	117,740	—	2,727	(13,525)	106,942
PROPERTY, PLANT AND EQUIPMENT—net	45,098	6,866	10,515	—	62,479

	$324,347	$21,047	$123,028	$(121,544)	$346,878

LIABILITIES AND COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,390	$2,103	$17,009	$(286)	$59,216
Intercompany payables	117	27,915	70,855	(98,887)	—
Liabilities to customers on uncompleted contracts and warranties	4,584	286	2,980	—	7,850
Income taxes	335	29	3,079	—	3,443
Short-term obligations	—	—	495	—	495
Current maturities of long-term debt	126	44	261	—	431

Total Current Liabilities	45,552	30,377	94,679	(99,173)	71,435
LONG-TERM LIABILITIES:
Liabilities to customers on uncompleted contracts and warranties	2,000	—	—	—	2,000
Postretirement benefits	12,381	—	370	—	12,751
Deferred expenses, pension and other	36,876	335	1,008	—	38,219
Payable to American Industrial Partners	4,364	—	—	—	4,364
Interest payable to Holdings	18,436	—	—	—	18,436

	74,057	335	1,378	—	75,770
LONG-TERM DEBT, less current maturities (includes $75,635 of Senior Notes held by Holdings)	204,023	1,226	2,555	—	207,804
COMMON SHAREHOLDERS' INVESTMENT (DEFICIT)	715	(10,891)	24,416	(22,371)	(8,131)

	$324,347	$21,047	$123,028	$(121,544)	$346,878

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Cash Flows

For the Year Ended December 31, 2003

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net Cash Provided By (Used In) Operating Activities	$13,684	$237	$10,180	$(1,163)	$22,938

Cash Flows From Investing Activities:
Decrease in restricted funds on deposit	513	—	394	—	907
Purchases of property, plant and equipment	(3,531)	(74)	(973)	—	(4,578)
Proceeds from sale of property, plant and equipment	284	—	84	—	368
Dividends paid to parent	7,107	—	(7,107)	—	—

Net cash provided by (used in) investing activities	4,373	(74)	(7,602)	—	(3,303)

Cash Flows From Financing Activities:
Net repayments of senior secured revolving credit facility	(16,603)	—	—	—	(16,603)
Net decrease in other bank borrowings	—	—	(494)	—	(494)
Payment of long-term debt	—	(171)	(268)	—	(439)
Payment of refinancing expenses	(1,526)	—	—	—	(1,526)
Proceeds from issuance of common stock	72	—	—	—	72

Net cash provided by (used in) financing activities	(18,057)	(171)	(762)	—	(18,990)

Effect of exchange rate changes on cash	—	—	1,241	—	1,241

Net increase (decrease) in cash and cash equivalents	—	(8)	3,057	(1,163)	1,886
Cash and cash equivalents at beginning of year	—	24	4,165	—	4,189

Cash and cash equivalents at end of year	$—	$16	$7,222	$(1,163)	$6,075

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Cash Flows

For the Year Ended December 31, 2002

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net Cash Provided By Operating Activities	$4,579	$683	$4,443	$—	$9,705

Cash Flows From Investing Activities:
Increase in restricted funds on deposit	(716)	—	(187)	—	(903)
Proceeds from the sale of The Principal Financial Group shares	2,974	—	—	—	2,974
Purchases of property, plant and equipment	(2,697)	(1,598)	(1,162)	—	(5,457)
Proceeds from sale of property, plant and equipment	363	2	380	—	745
Net proceeds from sale and leaseback transaction	6,657	—	—	—	6,657
Purchase of Bennett & Emmott (1986) Ltd.	—	—	(200)	—	(200)
Dividends paid to parent	99	—	(99)	—	—

Net cash provided by (used in) investing activities	6,680	(1,596)	(1,268)	—	3,816

Cash Flows From Financing Activities:
Net repayments of revolving credit facilities	(9,077)	—	(5,732)	—	(14,809)
Net increase (decrease) in other bank borrowings	—	—	(71)	—	(71)
Proceeds from issuance of long-term debt	—	925	—	—	925
Payment of long-term debt	(236)	(16)	(549)	—	(801)
Payment of refinancing expenses	(1,946)	—	(101)	—	(2,047)

Net cash provided by (used in) financing activities	(11,259)	909	(6,453)	—	(16,803)

Effect of exchange rate changes on cash	—	—	253	—	253

Net decrease in cash and cash equivalents	—	(4)	(3,025)	—	(3,029)
Cash and cash equivalents at beginning of year	—	28	7,190	—	7,218

Cash and cash equivalents at end of year	$—	$24	$4,165	$—	$4,189

Bucyrus International, Inc. and Subsidiaries

Consolidating Condensed Statement of Cash Flows

For the Year Ended December 31, 2001

(Dollars in Thousands)

	Parent Company	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Total
Net Cash Provided By (Used In) Operating Activities	$(3,626)	$600	$1,717	$—	$(1,309)

Cash Flows From Investing Activities:
Decrease (increase) in restricted funds on deposit	308	—	(340)	—	(32)
Proceeds from sale of The Principal Financial Group shares	5,730	—	—	—	5,730
Purchases of property, plant and equipment	(1,990)	(968)	(1,169)	—	(4,127)
Proceeds from sale of property, plant and equipment	23	—	513	—	536
Dividends paid to parent	200	—	(200)	—	—

Net cash provided by (used in) investing activities	4,271	(968)	(1,196)	—	2,107

Cash Flows From Financing Activities:
Proceeds from (repayments of) revolving credit facilities	(1,350)	—	298	—	(1,052)
Net increase (decrease)in other bank borrowings	(52)	—	323	—	271
Proceeds from issuance of long-term debt	—	360	877	—	1,237
Payment of long-term debt	(336)	—	(1,305)	—	(1,641)
Capital contribution from Holdings	1,093	—	—	—	1,093

Net cash provided by (used in) financing activities	(645)	360	193	—	(92)

Effect of exchange rate changes on cash	—	—	(436)	—	(436)

Net increase (decrease) in cash and cash equivalents	—	(8)	278	—	270
Cash and cash equivalents at beginning of year	—	36	6,912	—	6,948

Cash and cash equivalents at end of year	$—	$28	$7,190	$—	$7,218

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of
Bucyrus International, Inc.:

        We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. and subsidiaries (the "Company"), a majority-owned subsidiary of Bucyrus Holdings, LLC, as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' investment (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2003 and 2002, listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedule for the year ended December 31, 2001, before the reclassifications, inclusion of certain disclosures, and adjustments discussed in Notes A, D, and N to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and stated that such 2001 financial statement schedule fairly states, in all material respects, the financial data required to be set forth therein in relation to the 2001 basic consolidated financial statements taken as a whole, in their report dated February 8, 2002 (except with respect to the matter discussed in Note G as to which the date is March 7, 2002).

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Bucyrus International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As described in Note D to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

        As discussed above, the financial statements of Bucyrus International, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note A, those financial statements have been reclassified to include additional disclosures relating to the components comprising gross profit, selling, general and administrative expenses, amortization of intangible assets, operating earnings, and other income (expense), net. Our audit procedures with respect to the 2001 disclosures described in Note A included (1) comparing the previously reported other income and engineering and field service, selling, administrative and miscellaneous expenses to previously issued financial statements, (2) comparing the gross profit, selling, general and administrative expenses, amortization of intangible assets, operating earnings, and other income (expense), net to the Company's underlying analysis obtained from management, and (3) testing the mathematical accuracy of the underlying analysis. In addition, as described in Note D, the 2001 financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note D with respect to 2001 included (1) comparing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in 2001 related to goodwill and intangible assets that are no longer being amortized as a result of initially applying SFAS No. 142 (including any related tax effects) to the Company's underlying analysis obtained from management; and (2) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss and the related loss-per share amounts. Further, as described in Note N, the Company changed the composition of the geographic information presented in 2003 to separately present information for Africa and Chile, and the amounts disclosed in the 2002 and 2001 financial statements relating to geographic information have been restated to conform to the 2003 composition of geographic information. Our procedures included (1) comparing the amounts of sales and long-lived assets to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of the geographic amounts to the consolidated financial statements. In our opinion, such reclassifications in Note A and adjustments in Note N for 2001 have been properly applied, and the disclosures for 2001 in Note D are appropriate. However, we were not engaged to audit, review, or apply any procedures to 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/Deloitte & Touche LLP

Milwaukee, Wisconsin

March 26, 2004

        The report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K. During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). As discussed in Note D of the Notes to Consolidated Financial Statements, the Company has presented the transitional disclosures for the years ended December 31, 2001 required by SFAS 142. In addition, as discussed in Notes A and N of the Notes to the Consolidated Financial Statements, the 2001 financial statements have been reclassified to reflect the change in presentation of the Statements of Operations and to provide additional geographic information to conform to the 2003 presentation. The Arthur Andersen LLP report does not extend to these reclassifications and disclosures. These reclassifications and disclosures are reported on by Deloitte & Touche LLP as stated in their report appearing herein.

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

        Our audit was made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the index at item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commissions' rules and is not part of the basic consolidated financial statements. This schedule for the three years ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin February 8, 2002 (except with respect to the matter discussed in Note G, as to which the date is March 7, 2002)

Bucyrus International, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in Thousands)

	Balance At Beginning Of Period	Charges (Credits) To Costs And Expenses	(Charges) Credits To Reserves(1)	Balance At End Of Period
Allowance for possible losses:
Year ended December 31, 2003:
Notes and accounts receivable—current	$1,158	$172	$142	$1,472
Year ended December 31, 2002:
Notes and accounts receivable—current	$1,134	$47	$(23)	$1,158
Year ended December 31, 2001:
Notes and accounts receivable—current	$1,159	$14	$(39)	$1,134

(1)
Includes uncollected receivables written off, net of recoveries and translation adjustments at the foreign subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 24, 2002, the Company filed a Current Report on Form 8-K (the "Current Report") to report the dismissal of Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and the engagement of Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. This decision was approved by the Board of Directors of the Company. As reported in the Current Report (i) there were no disagreements between the Company and Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with Andersen's report on the Company's consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A: CONTROLS AND PROCEDURES

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer, President and its Vice President—Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer, President and Vice President—Finance and Secretary concluded that the disclosure controls and procedures were effective as of the end of the year ended December 31, 2003 to ensure that material information relating to the Company including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

        There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Principal Occupation and Directorships
W. Richard Bingham	68
		Mr. Bingham is a general partner of American Industrial Partners Corporation. He co-founded American Industrial Partners and has been a director and officer of the firm since 1988. Mr. Bingham is also a director of Great Lakes Carbon Corporation, the world's largest producer of calcined petroleum coke for use in carbon-consuming industries, Stanadyne Corporation, an automotive components manufacturer, MBA Polymers, Inc. and Williams Controls, Inc. He formerly served on the boards of Avis, Inc., ITT Life Insurance Corporation, Sweetheart Holdings and Valero Energy Corporation. Mr. Bingham has been a director of the Company since September 1997.
Wayne T. Ewing	70
		Mr. Ewing is a coal industry management consultant doing business as The Ewing Company since 1996. Mr. Ewing was Senior Vice President for Coal Operations from 1995 to 1996 and Executive Vice President Marketing from 1993 to 1995 with Kerr-McGee Coal Corporation. From 1963 to 1993, Mr. Ewing held various executive positions with Peabody Holding Company, a coal mining concern. Mr. Ewing has been a director of the Company and a non-executive vice chairman of the Company's Board since February 1, 2000.
Willard R. Hildebrand	64
		Mr. Hildebrand was President and Chief Executive Officer of the Company from March 11, 1996 to December 14, 1998 upon which he became a non-executive vice chairman of the Company's Board until March 11, 2000. Mr. Hildebrand was President and Chief Executive Officer of Great Dane Trailers, Inc. (a privately held manufacturer of a variety of truck trailers) from 1991 to 1996. Prior to 1991, Mr. Hildebrand held a variety of sales and marketing positions with Fiat-Allis North America, Inc. and was President and Chief Operating Officer from 1985 to 1991. Mr. Hildebrand is currently a director of Qualitor, Inc., a supplier of motor vehicle replacement parts and B. R. Lee, Inc. Mr. Hildebrand has been a director of the Company since March 1996.
Kim A. Marvin	42
		Mr. Marvin is a Managing Director of American Industrial Partners Corporation. Mr. Marvin joined American Industrial Partners in 1997 from the Mergers & Acquisitions Department of Goldman, Sachs & Co. where he had been employed since 1994. Mr. Marvin is also a director of Consoltex Holdings, Inc., a manufacturer, importer and exporter of textiles and Stanadyne Corporation, an automotive components manufacturer. Mr. Marvin has been a director of the Company since September 1997.

Robert L. Purdum	68
		Mr. Purdum is a director and a Managing Director of American Industrial Partners Corporation. Mr. Purdum served as the Non-Executive Chairman of the Company's Board following the AIP Merger in 1997 until March 19, 2004. Mr. Purdum retired as Chairman of Armco, Inc. in 1994. From November 1990 to 1993, Mr. Purdum was Chairman and Chief Executive Officer of Armco, Inc. Mr. Purdum has been a director of AIP Management Co. since joining American Industrial Partners in 1994. Mr. Purdum is also a director of Berlitz International, Inc. Mr. Purdum has been a director of the Company since November 1997.
Theodore C. Rogers	69
		Mr. Rogers served as Chief Executive Officer of the Company from December 23, 1999 until March 19, 2004 when Mr. Rogers became the Non-Executive Chairman of the Company's Board. Mr. Rogers also served as President of the Company from December 1999 to August 2000. Mr. Rogers is a General Partner of American Industrial Partners. He co-founded American Industrial Partners and has been a director and officer of the firm since 1988. He is also a director of Consoltex Holdings, Inc., a manufacturer, importer and exporter of textiles, Great Lakes Carbon Corporation, the world's largest producer of calcined petroleum coke for use in carbon-consuming industries and Stanadyne Corporation, an automotive components manufacturer. Mr. Rogers was President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a manufacturer of titanium dioxide for the synthetic fiber manufacturing industry. He was also a Director of Allied Stores Corporation, Allied-Signal, Parsons Corporation, MCorp and Southwest Bankshares. Mr. Rogers has been a director of the Company since November 1997.
Timothy W. Sullivan	50
		Mr. Sullivan served as President and Chief Operating Officer of the Company from August 14, 2000 until March 19, 2004 when he became President and Chief Executive Officer of the Company. Mr. Sullivan rejoined the Company on January 17, 2000 as Executive Vice President. From January 1999 through December 1999 Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From 1986 through 1998 Mr. Sullivan held various positions with the Company; Executive Vice President—Marketing from June 1998 through December 1998, Vice President Marketing and Sales from April 1995 through May 1998, Director of Business Development in 1994, Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric Mining Shovels and International Sales from 1986 to 1990. Mr. Sullivan has been a director of the Company since August 2000.

Executive Officers

        Set forth below are the names, ages and present occupations of all executive officers of the Company. Executive officers named therein are elected annually and serve at the pleasure of the Board. Messrs. Bruno and Mackus are each employed under one-year employment agreements which automatically renew for additional one-year terms subject to the provisions thereof. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Employment Agreements."

Name	Age, Position and Background
Theodore C. Rogers	Mr. Rogers, age 69, served as Chief Executive Officer from December 23, 1999 until March 19, 2004 when Mr. Rogers became the Non-Executive Chairman of the Company's Board. Mr. Rogers also served as President from December 1999 to August 2000. Mr. Rogers is a General Partner of American Industrial Partners. Mr. Rogers co-founded American Industrial Partners and has been an officer and director of the firm since 1988. He is also a director of Consoltex Holdings, Inc., a manufacturer, importer and exporter of textiles, Great Lakes Carbon Corporation, the world's largest producer of calcined petroleum coke for use in carbon-consuming industries and Stanadyne Corporation, an automotive components manufacturer. Mr. Rogers was President, Chairman, Chief Executive Officer and Chief Operating Officer of NL Industries, a manufacturer of titanium dioxide for the synthetic fiber manufacturing industry. He was also a Director of Allied Stores Corporation, Allied-Signal, Parsons Corporation, MCorp and Southwest Bankshares. Mr. Rogers has been a director of the Company since November 1997.
John F. Bosbous	Mr. Bosbous, age 51, has served as Treasurer since March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1988.
Frank P. Bruno
Mr. Bruno, age 67, has served as Vice President—Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human Resources and Administration with Eagle Industries, Inc.
Craig R. Mackus
Mr. Mackus, age 52, has served as Vice President—Finance since October 2002, as Secretary since May 1996 and as Controller since February 1988. Mr. Mackus was Division Controller and Assistant Corporate Controller from 1985 to 1988, Manager of Corporate Accounting from 1981 to 1982 and 1984 to 1985, and Assistant Corporate Controller of Western Gear Corporation from 1982 to 1984.

Thomas B. Phillips
Mr. Phillips, age 58, served as Executive Vice President from August 2000 until March 19, 2004 when he became Executive Vice President and Chief Operating Officer of the Company. Mr. Phillips rejoined the Company on January 10, 2000 as Vice President-Operations. From September, 1999 through January, 2000 Mr. Phillips served as a Consultant and Assistant to the President at United Container Machinery, Inc. From 1983 through 1999 Mr. Phillips held various positions with the Company; Executive Vice President—Operations from June 1998 through April 1999, Vice President—Materials from March 1996 to June 1998, Director of Materials from 1986 to 1996, Manufacturing Manager from June 1986 to October 1986 and Materials Manager from 1983 to 1986.
Timothy W. Sullivan
Mr. Sullivan, age 50, served as President and Chief Operating Officer of the Company from August 2000 until March 19, 2004 when he became President and Chief Executive Officer of the Company. Mr. Sullivan rejoined the Company on January 17, 2000 as Executive Vice President. From January 1999 through December 1999 Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From 1986 through 1998 Mr. Sullivan held various positions with the Company; Executive Vice President—Marketing from June 1998 through December 1998, Vice President Marketing and Sales from April 1995 through May 1998, Director of Business Development in 1994, Director of Parts Sales and Subsidiary Operations from 1990 to 1994 and Product Manager of Electric Mining Shovels and International Sales from 1986 to 1990. Mr. Sullivan has been a director of the Company since August 2000.

        The Board has determined that Mr. Rogers meets the criteria as an "Audit Committee Financial Expert" as defined under the rules and regulations of the SEC.

Code of Ethics

        The Company has adopted a code of ethics that applies to all officers, directors, managers and other employees of the Company including the Company's principal executive officer, principal financial officer and principal accounting officer. The purpose of the code of ethics is to promote full compliance with the highest principles of business ethics and conduct. The code of ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

        In 2003, Mr. Marvin, Mr. Rogers, Mr. Purdum, Mr. Bingham and Mr. Sullivan participated in deliberations of the Company's Board of Directors concerning executive officer compensation. Mr. Rogers was CEO of the Company during 2003, but received no compensation from the Company during such period. Mr. Sullivan was Chief Operating Officer of the Company in 2003, but did not participate in any deliberations concerning his own compensation.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

        Directors of the Company are not compensated for their service as directors, except Mr. Purdum who is paid $12,500 per month, regardless of whether meetings are held or the number of meetings held, and Mr. Ewing who is paid an annual fee of $25,000. Directors are reimbursed for out-of-pocket expenses. The Company has made certain additional payments to Mr. Ewing pursuant to a consulting agreement. See "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Consulting Agreement."

Summary Compensation Table

        The following table sets forth certain information for each of the last three fiscal years concerning compensation awarded to, earned by or paid to each person who served as the Company's Chief Executive Officer during fiscal 2003 and each of the four most highly compensated executive officers other than the Chief Executive Officer ("CEO") who were in office on December 31, 2003. The persons named in the table are sometimes referred to herein as the "named executive officers."

        Certain Agreements pursuant to which the described compensation was paid are described under "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS—Employment Agreements."

Long-Term Compensation Awards
Annual Compensation(1)
Name and Principal Position				Securities Underlying Options(#)	All Other Compensation ($)(2)
	Year	Salary($)	Bonus($)
Theodore C. Rogers(3) Chief Executive Officer	2003 2002 2001	— — —	— — —	— — —	— — —
Timothy W. Sullivan(4) President and Chief Operating Officer	2003 2002 2001	$423,339 379,173 329,169	$652,000 640,000 240,000	— — 71,700	$7,932 6,310 6,060
Thomas B. Phillips(5) Executive Vice President	2003 2002 2001	258,010 221,279 207,004	252,525 129,108 85,862	— — 35,850	7,522 7,399 6,546
Craig R. Mackus Vice President-Finance and Secretary	2003 2002 2001	179,155 163,212 154,728	121,406 66,411 44,580	— — 13,408	6,786 6,730 5,666
Frank P. Bruno Vice President- Human Resources	2003 2002 2001	148,635 144,089 138,150	97,125 58,183 39,690	— — 11,974	6,870 6,248 5,721

(1)
Certain personal benefits provided by the Company to the named executive officers are not included in the above table as permitted by SEC regulations because the aggregate amount of such personal benefits for each named executive officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in each respective year.

(2)
"All Other Compensation" includes the following: (i) the employer match under the Company's 401(k) savings plan for 2003, 2002 and 2001, respectively: Mr. Bruno ($6,000, $5,513 and $4,575), Mr. Mackus ($6,000, $6,000 and $5,250), Mr. Phillips ($6,000, $6,000 and $5,250), and Mr. Sullivan ($6,000, $5,500 and $5,250); (ii) imputed income from life insurance for 2003, 2002 and 2001, respectively: Mr. Bruno ($870, $735 and $1,146), Mr. Mackus ($786, $730 and $416), Mr. Phillips ($1,522, $1,399 and $1,296) and Mr. Sullivan ($1,932, $810 and $810).

(3)
Mr. Rogers became the Chief Executive Officer on December 23, 1999 and Chairman of the Board on March 19, 2004. No compensation has been paid to Mr. Rogers during his tenure as Chief Executive Officer.

(4)
Mr. Sullivan became the Chief Executive Officer on March 19, 2004.

(5)
Mr. Phillips became the Chief Operating Officer on March 19, 2004.

Employment Agreements

        The Company has employment agreements with certain of the named executive officers. These agreements govern the compensation, benefits and treatment upon termination under various circumstances, including voluntary termination by either party, or termination by reason of retirement, death or disability, or in the event of a change of control, as those terms are defined in the agreements. Each employment agreement automatically renews for a one year term upon the expiration of its initial term and any subsequent terms, unless two months written notice is given by either party of intent to terminate at the end of that term. Each employment agreement may be terminated by either the Company or the executive at any time by giving notice as required under the agreement, provided, however, that if the named executive officer is terminated by the Company without cause at any time, or if the executive terminates his employment with good reason in connection with a change in control, as those terms are defined in the agreement, then the executive will be entitled to certain severance benefits as described in that executive's individual agreement. Finally, each agreement imposes confidentiality restrictions on the executive and places restrictions on the executive's involvement in activities that may compete with the Company both during employment and following termination. Violation of such confidentiality and non-competition provisions, or other termination for cause, as defined in the agreements, may result in forfeiture of severance and other benefits that may otherwise accrue. Individual compensation, benefits and other salient features of each agreement are described below.

        Messrs. Bruno and Mackus each serve under one-year employment agreements with the Company dated December 1, 1997 and May 21, 1997, respectively. The agreements automatically renew for successive one-year terms unless terminated by either party at least 60 days prior to the end of a one-year term. Each of these agreements provides for the executive's position and base salary, which is subject to merit increases in accordance with the Company's normal salary merit increase review policy. In addition, the executive is entitled to participate in such employee and fringe benefits plans as the Company provides to other similarly situated management employees. Upon termination without cause or through non-renewal of the contract, the Company shall continue to pay salary and benefits for one year. In the event of a "qualifying termination" (as defined in the agreements) of employment within one year of a change of control of the Company, the Company will make a severance payment equal to one-half of annual base salary, and all unvested stock options will vest and become exercisable.

  Mr. Sullivan

        In August 2000, the Company entered into an agreement with Mr. Sullivan to serve as President of the Company. Simultaneous with that agreement, Mr. Sullivan was elected to the Board of Directors and assumed the additional position as Chief Operating Officer. The agreement provides for a base salary which is subject to increase at the discretion of the Board. In the event Mr. Sullivan's employment with the Company is terminated for any reason other than cause, Mr. Sullivan will be entitled to receive as severance one year base salary. Mr. Sullivan is eligible to participate in the 2003 Management Incentive Plan and is the only named executive officer to participate in the Company's Incentive Program for Sales and Marketing Personnel, pursuant to which Mr. Sullivan will be entitled to receive a bonus based on the outcome of sales of machines and parts. In addition, Mr. Sullivan is entitled to participate in employee and fringe benefit plans that the Company provides to similarly situated management employees.

  Others

        On March 5, 2002, the Company entered into a Termination Benefits Agreement with each of Mr. Phillips and Mr. Bosbous which is intended to provide benefits to the executives only in the event of a change of control or ownership of the Company or any of its subsidiaries prior to December 31, 2005. In the event of the occurrence of certain terminations or deemed terminations of employment following a change of control, the executive will be entitled to payments in an amount equal to annual base salary plus annual incentives, and certain benefits will be maintained.

1998 Management Stock Option Plan

        On March 17, 1998, the Board adopted the 1998 Management Stock Option Plan (the "1998 Option Plan") as part of the compensation and incentive arrangements for certain management employees of the Company and its subsidiaries. The 1998 Option Plan provides for the grant of stock options to purchase up to an aggregate of 200,000 shares of common stock of the Company at exercise prices to be determined in accordance with the provisions of the 1998 Option Plan. Options granted in 1998 were targeted to vest on the last day of the plan year at the rate of 25% of the aggregate number of shares of common stock underlying each series of options per year, provided that the Company attained a specified EBITDA goal in that plan year. The specified EBITDA goals were not attained and, as a result, none of these options have vested and none will vest until the date described below. Options granted under the 1998 Option Plan on August 1, 2001 are targeted to vest at the rate of 25% of the total option shares covered by the grant per year for the four years subsequent to the date of the grant. A total of 71,700 of the options granted under the 1998 Option Plan have vested and been exercised as of the date of this report.

        Upon the termination for cause of a participant in the 1998 Option Plan, any unexercised options held by the participant will immediately expire and be forfeited. In the event of a termination without cause, unless provided otherwise in the participant's employment agreement, the unvested portion of options granted will immediately expire. If the termination occurs prior to a qualified public offering (as defined in the 1998 Option Plan), the Company will repurchase vested options at fair market value, and if the termination occurs after a qualified public offering, the unexercised portion of the options granted will remain exercisable for 90 days and will then terminate in full. In the event of a plan participant's voluntary termination of employment, or upon termination of employment due to death or disability unvested options will immediately expire. If the termination occurs prior to a qualified public offering, the Company will repurchase unexercised vested options at a price equal to the lower of (i) the options' fair market value or (ii) the excess of (x) the options' exercise price, increased at a rate of 6% per year from the grant date over (y) the options' exercise price. If the termination occurs after a qualified public offering, the unexercised vested portion of options granted will remain exercisable for 90 days and then will terminate in full. The Board of Directors will have the discretion to permit options granted to retirees to remain outstanding after the date of retirement.

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

        The information in the following table is presented as of December 31, 2003 with respect to shares of the Company's Common Stock that may be issued pursuant to the 1998 Option Plan, which was not approved by the Company's shareholders:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	127,250	$44.22	1,050
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

Total	127,250	$44.22	1,050

        Additional information about the 1998 Option Plan is set forth in Note H to the Company's audited financial statements appearing in this Report.

Option Grants Table

        There were no options granted to the named executive officers in 2003 under the Company's 1998 Option Plan.

Aggregate Option Exercises in 2003 and Year-End Option Values

        The following table sets forth information regarding the exercise of stock options by each of the named executive officers during 2003 and the fiscal year-end value of the unexercised stock options held by such officers.

			Number of Securities Underlying Unexercised Options at End of Fiscal Year 2003 (#)
					Value of Unexercised In- The-Money Options at End of Fiscal Year 2003(1) ($)
	Shares Acquired On Exercise (#)
Name		Value Realized(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
T. C. Rogers	0	0	0	0	0	0
F. P. Bruno	5,987	0	0	12,087	0	175,838
C. R. Mackus	6,704	0	0	14,204	0	196,896
T. B. Phillips	17,925	0	0	17,925	0	526,457
T. W. Sullivan	35,850	0	0	35,850	0	1,052,915

(1)
Substantially all of the Company's common stock is owned by Holdings and there is no established public trading market therefor. Under the 1998 Option Plan, the fair value of a share of common stock is established by the board of directors as the price at which the Company will buy or sell its common stock. The fair value as of December 31, 2003, as so established, was $30.37 per share.

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

	Years of Service
Remuneration
	35	30	25	20	15
$125,000	$76,563	$65,625	$54,688	$43,750	$32,813
150,000	91,875	78,750	65,625	52,500	39,375
175,000	107,188	91,875	76,563	61,250	45,938
200,000	122,500	105,000	87,500	70,000	52,500
225,000	137,813	118,125	98,438	78,750	59,063
250,000	153,125	131,250	109,375	87,500	65,625
300,000	183,750	157,500	131,250	105,000	78,750
400,000	245,000	210,000	175,000	140,000	105,000
450,000	275,625	236,250	196,875	157,500	118,125
500,000	306,250	262,500	218,750	175,000	131,250

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

        Upon termination of employment, the employee may receive benefits in the form of a lump sum equal to the value of the cash account balance or a monthly annuity equal to the actuarial equivalent of the cash account balance.

  General

        Covered compensation for purposes of the Pension Plan consists of the average of a participant's highest total salary and bonus (excluding compensation deferred pursuant to any non-qualified plan) for a consecutive five year period during the last ten calendar years of service prior to retirement.

        Mr. Rogers does not participate in the Pension Plan. Mr. Bruno's benefits under the Pension Plan will be determined under the Defined Benefit Formula described above. The years of credited service under the Pension Plan for Mr. Bruno is six (6).

        The Pension Plan benefits payable to Messrs. Mackus, Phillips and Sullivan will be determined under the cash balance formula described above. The years of credited service under the Pension Plan for Messrs. Mackus, Phillips and Sullivan are 24, 27 and 24, respectively. The estimated annual benefits payable under the Pension Plan at normal retirement age (as determined under the Pension Plan) to Messrs. Mackus, Phillips and Sullivan are $75,660, $58,386 and $69,829, respectively. In making these estimates, the assumptions were (i) that 2003 pay remains level to normal retirement age; (ii) that the 2003 compensation limit of $205,000 remains level to normal retirement age; (iii) that the interest crediting rate for all years is 4.96%—the November, 2002 30-year Treasury rate, which is the rate used for the 2003 plan year; and the projected cash balance at normal retirement age was converted to an annuity using an interest rate of 4.96% and the 1994 Group Annuity Mortality Table for Males and Females.

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

        Executive officers and other Company employees participated in the 2003 Management Incentive Plan. Under the 2003 Management Incentive Plan, the Board established a management incentive budget based on achievement in several critical areas that combine to determine the overall Company performance and in consultation with the CEO, established target incentive bonus percentages of between 10% and 50% of base salary for executive officers (other than the CEO, who is not a participant) and certain employees. These targeted percentages were adjustable pursuant to a formula based on a range of values whereby the target incentive bonus percentage would be zero (and no bonuses would be paid) if actual achievement was less than 100% of budgeted goals, and a maximum bonus of two times the target incentive bonus percentage would be paid if actual achievement was 120% or more of budgeted goals. In 2003, the Company's actual achievement in certain categories did meet or exceed budgeted goals, and bonuses were awarded under this plan.

Chief Executive Officer Compensation

        Mr. Rogers did not receive any compensation directly from the Company in 2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial owners of more than five percent of the Company's common stock as of March 26, 2004:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (# of Shares)	Percent of Class
Bucyrus Holdings, LLC One Maritime Plaza Suite 2525 San Francisco, CA 94111	1,430,300	94.89%

        The following table sets forth the beneficial ownership of the Company's common stock by each director, each of the named executive officers and by all directors and executive officers of the Company as a group as of March 26, 2004:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1) (# of Shares)		Percent of Class(2)
W. R. Bingham	0	(3)	*
W. T. Ewing	0		*
W. R. Hildebrand	4,000		*
K. A. Marvin	0	(3)	*
R. L. Purdum	0	(3)	*
T. C. Rogers	0	(3)	*
F. P. Bruno	6,287		*
C. R. Mackus	7,204		*
T. B. Phillips	17,925		1.19%
T. W. Sullivan	35,850		2.38%
All directors and executive officers as a group (11 persons)	76,500		5.08%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Hildebrand

        Mr. Hildebrand, a director of the Company, is entitled to participate in the Company's retirement programs. Under the retirement programs, Mr. Hildebrand is entitled to receive a retirement amount equal to the non-vested accrued portion of the benefit from the Company's salaried employee retirement benefit plan and supplemental retirement benefit plan. In 2003, Mr. Hildebrand received payments totaling $19,957 under these retirement programs. In addition, Mr. Hildebrand was offered (i) up to 4,000 shares of common stock of the Company for $100.00 per share, and (ii) options to purchase seven times the number of shares of common stock purchased in (i) above at a price of $100.00 per share pursuant to the 1998 Option Plan.

Consulting Agreement

        On January 1, 2003, the Company entered into a new one year Consulting Agreement with Mr. Ewing, a director of the Company, which renews automatically for an additional twelve months unless either party gives sixty days prior written notice of termination. The Consulting Agreement with Mr. Ewing provides for Mr. Ewing to perform certain consulting assignments for the Company at a rate of $1,500 per day plus reimbursement of reasonable expenses. During the term of the Consulting Agreement, Mr. Ewing will be entitled to receive bonuses for the sale of Company machines into the North American coal industry. In 2003, Mr. Ewing received a payment of $107,936 under the agreement. In addition, Mr. Ewing may be entitled to a bonus at the discretion of the Company, with respect to any services or activities not limited to sales or negotiations in which Mr. Ewing may participate for the Company as a consultant or otherwise.

Management Services Agreement

        AIP provides substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. Pursuant to a management services agreement among AIP, the Company and the Guarantor Subsidiaries, AIP provides general management, financial and other corporate advisory services to the Company. Payment of a substantial portion of this fee has been deferred and is subordinated in right of payment to the Loan and Security Agreement. In 2003, $2,475,000 was paid to AIP under this agreement. At December 31, 2003 and 2002, $5,959,000 and $5,249,000, respectively, was payable to AIP under this agreement in respect of fees, deferred fees and out-of-pocket expenses. Four of the Company's directors (Messrs. Bingham, Marvin, Purdum and Rogers) hold various positions with AIP and Holdings and may be deemed to have an indirect interest in this arrangement. The expense recognized related to this agreement was $3,185,000 in 2003, $1,610,000 in 2002 and $1,587,000 in 2001.

Stockholder's Agreement

        The Company is party to the Stockholders Agreement, as amended, dated as of March 17, 1998 (the "Stockholders Agreement"), with AIP and certain other stockholders (together with AIP, the "Stockholders"). The Stockholders Agreement provides, among other things, that the Stockholders agree to vote and/or otherwise provide that six individuals designated by AIP shall sit on the Company's Board. Upon termination of employment of a management Stockholder, the Company has the option to repurchase all of the shares of stock held by such persons. A management Stockholder whose employment is terminated by reason of death, disability, resignation or termination other than for cause, has the right to require the Company to purchase all, but not less than all, of such Stockholder's shares. The Agreement also provides for certain restrictions on transfer of shares by Stockholders, including, among other things, that the Company has a right of first refusal to purchase all but not less than all, of any shares to be sold pursuant top a permitted transfer by any management Stockholder.

        If AIP or any of its affiliates (not including the Company) enter into a definitive agreement to sell its shares, management Stockholders shall be entitled to sell a pro rata portion of their shares at the same price and on the same terms and conditions as such proposed sale. If AIP proposes to sell, or otherwise dispose of any shares to a non-affiliate of AIP, AIP is entitled to require management Stockholders to sell up to all of their shares their shares at the same price and on the same terms and conditions as such proposed sale. The holders of a majority of shares held by AIP and its affiliates have unlimited demand registration rights on Forms S-2 or S-3 and up to two demand registrations on

Form S-1 and Stockholders are entitled to "piggyback" registration rights on any registration statement filed on forms other than Form S-4 and Form S-8, in all cases subject to customary conditions.

        Provisions with respect to voting arrangements, bring along requirements and registration rights, as described above, shall terminate at such time as AIP owns less than 20% of all outstanding shares of the Company.

Dragline Lease Arrangement

        On November 7, 2001, a subsidiary of the Company completed a sale of a refurbished dragline, which was then leased back to Holdings by the lessor, B.C.C. Equipment Leasing Corporation. The term of the lease is ten years with required monthly payments. Gross proceeds received by the Company on a consolidated basis from this transaction were approximately $8,000,000 of which were used to purchase, refurbish and ship the dragline. The lease is a net lease, under which the Company is responsible for maintenance, insurance and taxes on the leased equipment. The terms of the lease include indemnity, assumption of loss and tax gross-up provisions on the part of the Company.

Tax Sharing Arrangement

        The Company, its domestic subsidiaries, and Holdings file a consolidated federal income tax return. Pursuant to an election in the Company's consolidated tax return, the consolidated tax liability of the affiliated group is allocated based on each company's positive contribution to consolidated federal taxable income.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Deloitte & Touche LLP has been appointed by the Board of Directors as the auditors for the Company's financial statements for 2004.

        Principal Accounting Firm Fees.    Fees billed to the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the "Deloitte Entities") for the years ended December 31, 2003 and 2002 were as follows:

          Audit Fees.    The aggregate fees billed for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q including services related thereto such as statutory audits and for other attest services primarily related to financial accounting consultations were $310,000 and $257,000, respectively.

          Audit-Related Fees.    The aggregate fees billed for audit-related services for the fiscal years ended December 31, 2003 and 2002 were $22,000 and $21,500, respectively. These fees relate primarily to audits of employee benefit plans and accounting consultation for contemplated transactions for the fiscal years ended December 31, 2003 and December 31, 2002.

          Tax Fees.    The aggregate fees billed for tax services for the fiscal years ended December 31, 2003 and 2002 were $57,000 and $47,000, respectively.

          All Other Fees.    The aggregate fees for services not included above for the fiscal years ended December 31, 2003 and 2002 were $0 and $0, respectively.

        The Board of Directors considered the non-audit services provided by the Deloitte Entities and determined that the provision of such services was compatible with maintaining the Deloitte Entities' independence. The Board of Directors also adopted a policy prohibiting the Company from hiring the Deloitte Entities' personnel at the manager or partner level who have been directly involved in performing auditing procedures or providing accounting advice to the Company. The Company's Board of Directors is responsible for appointing the Company's independent auditor and approving the terms of the independent auditor's services. The Board of Directors has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

        The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Board of Directors at its December 8, 2003 meeting. This policy describes the permitted audit, audit-related, tax and other services (collectively, the "Disclosure Categories") that the independent auditor may perform. The policy requires that prior to the beginning of each fiscal year, a description of the services (the "Service List") anticipated to be performed by the independent auditor in each of the Disclosure Categories in the ensuing fiscal year be presented to the Board of Directors for approval. Services provided by the independent auditor during the ensuing fiscal year were pre-approved in accordance with the policies and procedures of the Board of Directors.

        Any requests for audit, audit-related, tax and other services not contemplated by the Service List must be submitted to the Board of Directors for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Board of Directors. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Board of Directors. The Chairman will update the full Board of Directors at the next regularly scheduled meeting for any interim approvals granted. On a quarterly basis, the Board of Directors reviews the status of services and fees incurred year-to-date as compared to the original Service List and the forecast of remaining services and fees for the fiscal year. The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances. No services were provided by the Deloitte Entities during 2003 under such provision.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

			Page No.
(a)	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.	33
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001.	34
		Consolidated Balance Sheets as of December 31, 2003 and 2002.	35
		Consolidated Statements of Common Shareholders' Investment (Deficit) for the years ended December 31, 2003, 2002 and 2001.	37
		Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.	38
		Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001.	40
		Independent Auditors' Report—Deloitte & Touche LLP	70
		Report of Independent Public Accountants—Arthur Andersen LLP	72
	2.	FINANCIAL STATEMENT SCHEDULE
		Schedule II—Valuation and Qualifying Accounts and Reserves	73
		All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.
	3.	EXHIBITS
		The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.
(b)		REPORTS ON FORM 8-K
		No reports on Form 8-K were filed during the fourth quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)
By	/s/ T.W. SULLIVAN Timothy W. Sullivan Chief Executive Officer	March 30, 2004

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

Signature and Title	Date

/s/ W. RICHARD BINGHAM W. Richard Bingham, Director	March 30, 2004
/s/ WAYNE T. EWING Wayne T. Ewing, Director	March 30, 2004
/s/ W. R. HILDEBRAND Willard R. Hildebrand, Director	March 30, 2004
/s/ KIM A. MARVIN Kim A. Marvin, Director	March 30, 2004
/s/ ROBERT L. PURDUM Robert L. Purdum, Director	March 30, 2004
/s/ T. C. ROGERS Theodore C. Rogers, Director	March 30, 2004
/s/ T. W. SULLIVAN Timothy W. Sullivan, Director and Chief Executive Officer	March 30, 2004
/s/ CRAIG R. MACKUS Craig R. Mackus, Vice President-Finance and Secretary (Principal Accounting and Financial Officer)	March 30, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Registrant does not furnish an annual report or proxy soliciting material to its security holders.

BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
2003 ANNUAL REPORT ON FORM 10-K

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated August 21, 1997, between Registrant, American Industrial Partners Acquisition Company, LLC and Bucyrus Acquisition Corp. (incorporated by reference herein to Exhibit 1 to Registrant's Schedule 14D-9, filed August 26, 1997).
2.2
Certificate of Merger, dated September 26, 1997, and filed with the Secretary of State of the State of Delaware on September 26, 1997 (incorporated by reference herein to Exhibit 2.2 to Registrant's Form 8-K, filed on October 10, 1997).
2.3
Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and Bucyrus-Erie Company under Chapter 11 of the Bankruptcy Code, as modified December 1, 1994, including Exhibits (incorporated by reference herein to Exhibit 2.1 to Registrant's Form 8-K, filed December 13, 1994).
2.4
Order, dated December 1, 1994, of the U.S. Bankruptcy Court, Eastern District of Wisconsin, confirming the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and Bucyrus-Erie Company under Chapter 11 of the Bankruptcy Code, as modified December 1, 1994, including Exhibits (incorporated by reference herein to Exhibit 2.2 to Registrant's Form 8-K, filed December 13, 1994).
3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference herein to Exhibit 3.6 to Registrant's Form 10-K for the year ended December 31, 1998).
3.2	By-laws of Registrant.
3.3	Certificate of Amendment to Certificate of Formation of Bucyrus Holdings, LLC, effective March 25, 1999 (incorporated by reference herein to Exhibit 3.3 to Registrant's Form 10-Q, filed May 15, 2000).
4.1
Indenture, dated as of September 24, 1997, among Registrant, Boonville Mining Services, Inc., Minserco, Inc. and Von's Welding, Inc. and Harris Trust and Savings Bank, Trustee (incorporated by reference herein to Exhibit 4.1 to Registrant's Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
4.2
Letter, dated February 15, 2000, evidencing change of Indenture Trustee (incorporated by reference herein Exhibit 4.1(a) to Registrant's Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
4.3
Form of Guarantee of Boonville Mining Services, Inc., Minserco, Inc. and Von's Welding, Inc., dated as of September 24, 1997, in favor of Harris Trust and Savings Bank as Trustee under the Indenture (incorporated by reference herein to Exhibit 4.1 to Registrant's Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
4.4	Form of Registrant's 9 3/4% Senior Note due 2007 (incorporated by reference herein to Exhibit 4.1 to Registrant's Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
10.1	Credit Agreement, dated September 24, 1997 between Bank One, Wisconsin and Registrant (incorporated by reference herein to Exhibit 10.1 to Registrant's Form 8-K, filed October 10, 1997).
10.2	First Amendment dated July 21, 1998 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(a) to Registrant's Form 10-Q, filed November 16, 1998).

E1-1

10.3	Second Amendment dated September 30, 1998 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(b) to Registrant's Form 10-Q, filed March 31, 1999).
10.4	Third Amendment dated April 20, 1999 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(c) to Registrant's Form 10-Q, filed August 12, 1999).
10.5	Fourth Amendment dated September 30, 1999 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(d) to Registrant's Form 10-Q, filed November 12, 1999).
10.6	Fifth Amendment dated March 14, 2000 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(e) to Registrant's Form 10-K for the year ended December 31, 1999).
10.7	Sixth Amendment dated September 8, 2000 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(f) to Registrant's Form 10-Q, filed November 6, 2000).
10.8	Seventh Amendment dated March 20, 2001 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(g) to Registrant's Form 10-K for year ended December 31, 2000).
10.9	Eighth Amendment dated January 4, 2002 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(h) to Registrant's Form 10-K for year ended December 31, 2001).
10.10	Ninth Amendment dated January 22, 2002 to Credit Agreement (incorporated by reference herein to Exhibit 10.1(h) to Registrant's Form 10-K for year ended December 31, 2001).
10.11	Stockholders Agreement, dated as of March 17, 1998, among Registrant, American Industrial Partners Acquisition Company, LLC and each individual who executes a counterpart thereto.
10.12
Management Services Agreement by and among Registrant, Boonville Mining Services, Inc., Minserco, Inc. and Von's Welding, Inc. and American Industrial Partners (incorporated by reference herein to Exhibit 10.2 to Registrant's Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
10.13	Employment Agreement between Registrant and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to Registrant's Form 10-Q, filed August 14, 1997).
10.14
Annual Management Incentive Plan for 1997, adopted by Board of Directors February 5, 1997 (incorporated by reference herein to Exhibit 10.14 to Registrant's Form 10-K for year ended December 31, 1997).
10.15	1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant's Form 10-K for year ended December 31, 1997).
10.16
Employment Agreement between Registrant and Frank P. Bruno, dated as of December 1, 1997 (incorporated by reference herein to Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 1998).
10.17	Letter Agreement between Registrant and Timothy W. Sullivan, dated August 8, 2000 (incorporated by reference herein to Exhibit 10.7 to Registrant's Form 10-Q, filed August 14, 2000).
10.18
Agreement of Debt Conversion between Registrant and Bucyrus Holdings, LLC, dated March 22, 2001 (incorporated by reference herein to Exhibit 10.21 to Registrant's Form 10-K for year ended December 31, 2000).
10.19
Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant's Form 10-K for year ended December 31, 2001).

E1-2

10.20
Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant's Form 10-K for year ended December 31, 2001).
10.21
Termination Benefits Agreement between Registrant and John F. Bosbous dated, March 5, 2002 (incorporated by reference herein to Exhibit 10.20 to Registrant's Form 10-K for year ended December 31, 2001).
10.22
Termination Benefits Agreement between Registrant and Thomas B. Phillips dated, March 5, 2002 (incorporated by reference herein to Exhibit 10.21 to Registrant's Form 10-K for year ended December 31, 2001).
10.23
Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., GMAC Business Credit, LLC, and Bank One, Wisconsin, dated March 7, 2002 (incorporated by reference herein to Exhibit 10.22 to Registrant's Form 10-K for year ended December 31, 2001).
10.24	First Amendment, dated December 31, 2002, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(a) to Registrant's Form 10-K for year ended December 31, 2002).
10.25	Second Amendment, dated January 9, 2003, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(b) to Registrant's Form 10-K for year ended December 31, 2002).
10.26	Letter Agreement, as of December 31, 2002, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(c) to Registrant's Form 10-K for year ended December 31, 2002).
10.27	Third Amendment, dated November 13, 2003, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.10(d) to Registrant's Form 10-Q, filed November 13, 2003).
10.28	Fourth Amendment, dated March 8, 2004, to Loan and Security Agreement.
10.29
Board of Directors Resolution, dated December 16, 1998, amending the 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant's Form 10-K for year ended December 31, 2002).
10.30	Consulting Agreement between Registrant and Wayne T. Ewing dated January 1, 2003.
14	Bucyrus International, Inc. Business Ethics and Conduct Policy.
21.1	Subsidiaries of Registrant (incorporated by reference herein to Exhibit 21.1 to Form S-4 (Commission file No. 333-39359), filed November 3, 1997).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President-Finance and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Letter from Registrant to Securities and Exchange Commission dated March 27, 2002 with respect to representations received from Arthur Andersen LLP (incorporated by reference herein to Exhibit 99.1 to Registrant's Form 10-K for year ended December 31, 2001).

E1-3

QuickLinks

TABLE OF CONTENTS
PART I
PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands)
CONSOLIDATED BALANCE SHEETS Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands, Except Per Share Amounts)
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT (DEFICIT) Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) Bucyrus International, Inc. and Subsidiaries (Dollars in Thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Bucyrus International, Inc. and Subsidiaries
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Operations For the Year Ended December 31, 2003 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Operations For the Year Ended December 31, 2002 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Operations For the Year Ended December 31, 2001 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2003 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Balance Sheet December 31, 2002 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Cash Flows For the Year Ended December 31, 2003 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Cash Flows For the Year Ended December 31, 2002 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Consolidating Condensed Statement of Cash Flows For the Year Ended December 31, 2001 (Dollars in Thousands)
Bucyrus International, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2003, 2002 and 2001 (Dollars in Thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A: CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
BUCYRUS INTERNATIONAL, INC. EXHIBIT INDEX TO 2003 ANNUAL REPORT ON FORM 10-K