Form 10-Q
period 2004-03-31
BUCYRUS INTERNATIONAL INC
filed 2004-05-14
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

               Class                            Outstanding May 10, 2004

     Common Stock, $.01 par value                      1,507,300




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                                   Page No.

PART I.  FINANCIAL INFORMATION:

         Item 1 - Financial Statements (Unaudited)

           Consolidated Condensed Statements of Operations -
           Quarters ended March 31, 2004 and 2003                        4

           Consolidated Condensed Statements of
           Comprehensive Income (Loss) - Quarters ended
           March 31, 2004 and 2003                                       5

           Consolidated Condensed Balance Sheets -
           March 31, 2004 and December 31, 2003                        6-7

           Consolidated Condensed Statements of Cash Flows -
           Quarters ended March 31, 2004 and 2003                        8

           Notes to Consolidated Condensed Financial
           Statements                                                 9-22

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      23-32

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                     33

         Item 4 - Controls and Procedures                               34

         Forward-Looking Statements                                     35

PART II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                     36

         Item 2 - Changes in Securities, Use of Proceeds
                  and Issuer Purchases of Equity Securities             36

         Item 3 - Defaults Upon Senior Securities                       36

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                      36

         Item 5 - Other Information                                     36

         Item 6 - Exhibits and Reports on Form 8-K                      36

         Signature Page                                                 37



               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)

                                        Quarters Ended March 31,
                                        2004                2003

Sales                                $   97,128          $   60,882
Cost of products sold                    77,471              46,324
                                     __________          __________

  Gross profit                           19,657              14,558

Selling, general and administrative
 expenses                                14,056               8,791
Research and development expenses         1,354               1,154
Amortization of intangible assets           412                 412
                                     __________          __________

  Operating earnings                      3,835               4,201

Interest expense                          4,125               4,523
Other (income) expense - net                345                 204
                                     __________          __________

Loss before income taxes                   (635)               (526)
Income tax expense                        1,380                 806
                                     __________          __________

Net loss                             $   (2,015)         $   (1,332)


Basic and diluted loss per share data:
  Net loss per share                 $    (1.34)         $     (.93)
  Weighted average shares             1,507,300           1,435,600




         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                  COMPREHENSIVE INCOME (LOSS) (Unaudited)
                          (Dollars in Thousands)

                                       Quarters Ended March 31,
                                       2004                2003

Net loss                             $ (2,015)          $ (1,332)

Other comprehensive income (loss)-
  Foreign currency translation
   adjustments                           (995)             1,576
                                     ________           ________

Comprehensive income (loss)          $ (3,010)          $    244




         See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars in Thousands, Except Per Share Amounts)
                                March 31,     December 31,                                     March 31,     December 31,
                                  2004            2003                                           2004            2003
                                              <Cl
                                                              LIABILITIES AND COMMON
ASSETS                                                          SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
 Cash and cash                                                   Accounts payable and
  equivalents                   $  4,450        $  6,075          accrued expenses             $ 59,475        $ 59,591
 Receivables - net                60,603          73,111         Liabilities to customers
 Inventories                     121,296         115,898          on uncompleted contracts
 Prepaid expenses and                                             and warranties                  9,131          19,030
  other current assets             8,598           8,209         Income taxes                     4,977           4,314
                                ________        ________         Borrowings under senior
                                                                  secured revolving credit
 Total Current Assets            194,947         203,293          facility and other
                                                                  short-term obligations         35,318          37,420
OTHER ASSETS:                                                    Current maturities of
 Restricted funds                                                 long-term debt                    317             376
  on deposit                         583             578                                       ________        ________
 Goodwill                         55,860          55,860
 Intangible assets - net          35,312          35,724         Total Current Liabilities      109,218         120,731
 Other assets                      7,888           9,255
                                ________        ________        LONG-TERM LIABILITIES:
                                                                 Liabilities to customers on
                                  99,643         101,417          uncompleted contracts
                                                                  and warranties                    800             800
PROPERTY, PLANT AND EQUIPMENT:                                   Postretirement benefits         13,274          13,130
 Cost                            113,483         112,955         Deferred expenses,
 Less accumulated                                                 pension and other              32,427          32,449
  depreciation                   (58,273)        (55,522)        Payable to American
                                ________        ________          Industrial Partners             5,665           5,527
                                                                 Interest payable to
                                  55,210          57,433          Holdings                       23,660          25,810
                                                                                               ________        ________

                                                                                                 75,826          77,716

                                                                LONG-TERM DEBT, less
                                                                 current maturities             153,895         153,973
                                                                 (including $75,635 of
                                                                 Senior Notes held by
                                                                 Holdings)

                                                                COMMON SHAREHOLDERS'
                                                                 INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  1,700,000 shares, issued
                                                                  1,516,350 shares                   15              15
                                                                 Additional paid-in capital     153,726         149,578
                                                                 Treasury stock -
                                                                  9,050 shares, at cost            (851)           (851)
                                                                 Accumulated deficit           (106,798)       (104,783)
                                                                 Accumulated other
                                                                  comprehensive loss            (35,231)        (34,236)
                                                                                               ________        ________

                                                                                                 10,861           9,723
                              ________          ________                                       ________        ________

                              $349,800          $362,143                                       $349,800        $362,143


                         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in Thousands)

                                            Quarters Ended March 31,
                                            2004            2003

Net Cash Provided By (Used In)
 Operating Activities                     $  1,455        $    (78)
                                          ________        ________
Cash Flows From Investing Activities
(Increase) decrease in restricted funds
  on deposit                                    (5)             72
Purchases of property, plant
  and equipment                               (704)           (389)
Proceeds from sale of property, plant
  and equipment                                  8              15
                                          ________        ________

Net cash used in investing activities         (701)           (302)
                                          ________        ________
Cash Flows From Financing Activities
Net proceeds from (repayments of)
  revolving credit facilities               (2,365)          2,735
Net increase (decrease) in long-term
  debt and other bank borrowings               127            (480)
Payment of refinancing expenses               (166)           (976)
                                          ________        ________

Net cash provided by (used in)
  financing activities                      (2,404)          1,279
                                          ________        ________

Effect of exchange rate changes
  on cash                                       25              86
                                          ________        ________
Net increase (decrease) in cash
  and cash equivalents                      (1,625)            985
Cash and cash equivalents at
  beginning of period                        6,075           4,189
                                          ________        ________
Cash and cash equivalents at
  end of period                           $  4,450        $  5,174



Supplemental Disclosures of Cash Flow Information

                                       2004            2003
Cash paid during the period for:
  Interest                           $  7,836        $  4,421
  Income taxes - net of refunds           661             702



         See notes to consolidated condensed financial statements.


               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. The Company's operations are classified as one operating segment. The Company is currently substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings").

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

3. Inventories consist of the following:

                                      March 31,      December 31,
                                        2004             2003
                                         (Dollars in Thousands)

   Raw materials and parts            $ 11,451         $ 11,655
   Work in process                      20,443           20,433
   Finished products (primarily
    replacement parts)                  89,402           83,810
                                      ________         ________

                                      $121,296         $115,898

4. Basic and diluted net loss per share of common stock were computed by dividing net loss by the weighted average number of shares of common stock outstanding. The shares outstanding used to compute the diluted loss per share for the quarters ended March 31, 2004 and 2003 exclude outstanding options to purchase 127,250 and 199,500 shares, respectively, of the Company's common stock. The options were excluded because their inclusion would have been antidilutive.

5. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The following table illustrates the effect on net loss and net loss per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

                                          Quarters Ended March 31,
                                           2004              2003
                                        (Dollars in Thousands, Except
                                             Per Share Amounts)

   Reported net loss                    $ (2,015)         $ (1,332)
   Add: Non-cash stock-based
    employee compensation expense
    recorded for stock options,
    net of related tax effects             4,148                 -
   Deduct: Total non-cash stock-based
    employee compensation expense
    determined under fair value based
    method for all awards, net of
    related tax effects                       (4)              (72)
                                        ________          ________

   Pro forma net earnings (loss)        $  2,129          $ (1,404)


   Net earnings (loss) per share of
    common stock:
      As reported - basic and diluted   $  (1.34)         $   (.93)
      Pro forma:
       Basic                                1.41              (.98)
       Diluted                              1.35              (.98)

6. Intangible assets consist of the following:

                              March 31, 2004            December 31, 2003
                           Gross                      Gross
                          Carrying   Accumulated     Carrying    Accumulated
                           Amount    Amortization     Amount     Amortization
                                       (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings   $ 25,500    $ (8,312)      $ 25,500     $ (7,994)
   Bill of material
    listings                 2,856        (931)         2,856         (895)
   Software                  2,288      (1,492)         2,288       (1,434)
                          ________    ________       ________     ________

                          $ 30,644    $(10,735)      $ 30,644     $(10,323)


Unamortized intangible
 assets:
   Trademarks/Trade names $ 12,436                   $ 12,436
   Intangible pension
    asset                    2,967                      2,967
                          ________                   ________

                          $ 15,403                   $ 15,403


   The aggregate intangible amortization expense for the quarters ended March 31, 2004 and 2003 was $412,000. The estimated future amortization expense of intangible assets as of March 31, 2004 is as follows:

                                      (Dollars in Thousands)

         2004 (remaining nine months)        $  1,235
         2005                                   1,647
         2006                                   1,647
         2007                                   1,585
         2008                                   1,418
         2009                                   1,418
         Future                                10,959
                                             ________

                                             $ 19,909


7. The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at the Company's facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

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

   The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the quarters ended March 31, 2004 and 2003:

                                       Quarters Ended March 31,
                                        2004              2003
                                         (Dollars in Thousands)

   Balance at January 1               $  4,311          $  3,597
   Provision                             1,256               263
   Charges                                (544)             (381)
                                      ________          ________

   Balance at March 31                $  5,023          $  3,479


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

   Asbestos Liability

   The Company has been named as a co-defendant in approximately 290 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,478 plaintiffs. The cases are pending in courts in nine states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

   Other Litigation

   A wholly-owned Australian subsidiary of the Company is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company's subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately $3,600,000 Australian dollars related to its contention that it is owed amounts for services rendered under the contract. The Company's subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. The Company has established a reserve for its estimate of the resolution of this matter. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any.

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

                                                   Minimum        Accumulated
                                 Cumulative        Pension           Other
                                 Translation      Liability      Comprehensive
                                 Adjustments     Adjustments         Loss
                                            (Dollars in Thousands)

Balance at December 31, 2003      $ (9,028)       $(25,208)        $(34,236)
Changes - Quarter ended
  March 31, 2004                      (995)              -             (995)
                                  ________        ________         ________

Balance at March 31, 2004         $(10,023)       $(25,208)        $(35,231)


9. The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

   The components of net periodic pension cost consisted of the following:

                                         Quarters Ended March 31,
                                          2004              2003
                                          (Dollars in Thousands)

   Service cost                         $    443          $    392
   Interest cost                           1,310             1,269
   Expected return on plan assets         (1,256)           (1,007)
   Amortization of prior service cost         51                49
   Amortization of actuarial loss            171               482
                                        ________          ________

      Net cost                          $    719          $  1,185


   The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

                                         Quarters Ended March 31,
                                          2004              2003
                                          (Dollars in Thousands)

   Service cost                         $    190          $    136
   Interest cost                             264               236
   Amortization of prior service cost        (55)              (46)
   Amortization of actuarial loss             91                58
                                        ________          ________

      Net cost                          $    490          $    384


    During the first quarter of 2004, the Company contributed approximately $625,000 to its pension plans and $354,000 for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $4,233,000 to its pension plans and $1,353,000 for the payment of benefits from its postretirement benefit plan during the remainder of 2004.

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




                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statement of Operations
                                        Quarter Ended March 31, 2004
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                         $ 61,142     $ 12,540       $ 46,114      $(22,668)     $ 97,128
Cost of products sold           46,854       11,696         40,866       (21,945)       77,471
                              ________     ________       ________      ________      ________

Gross profit                    14,288          844          5,248          (723)       19,657

Selling, general and
 administrative expenses         9,163          612          4,354           (73)       14,056
Research and development
 expenses                        1,354            -              -             -         1,354
Amortization of
 intangible assets                 412            -              -             -           412
                              ________     ________       ________      ________      ________

Operating earnings               3,359          232            894          (650)        3,835

Interest expense                 4,338          339            540        (1,092)        4,125
Other (income) expense - net      (397)           -           (350)        1,092           345
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net loss of
  consolidated subsidiaries       (582)        (107)           704          (650)         (635)
Income tax expense                 341            3          1,036             -         1,380
                              ________     ________       ________      ________      ________

Loss before equity in
 net loss of consolidated
 subsidiaries                     (923)        (110)          (332)         (650)       (2,015)

Equity in net loss of
  consolidated subsidiaries       (442)           -              -           442             -
                              ________     ________       ________      ________      ________

Net loss                      $ (1,365)    $   (110)      $   (332)     $   (208)     $ (2,015)






                                 Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statement of Operations
                                        Quarter Ended March 31, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                         $ 34,975     $  7,550       $ 33,429      $(15,072)     $ 60,882
Cost of products sold           26,240        7,936         26,712       (14,564)       46,324
                              ________     ________       ________      ________      ________

Gross profit (loss)              8,735         (386)         6,717          (508)       14,558

Selling, general and
 administrative expenses         3,434          546          4,862           (51)        8,791
Research and development
 expenses                        1,154            -              -             -         1,154
Amortization of
 intangible assets                 412            -              -             -           412
                              ________     ________       ________      ________      ________

Operating earnings (loss)        3,735         (932)         1,855          (457)        4,201

Interest expense                 4,751          333          1,286        (1,847)        4,523
Other (income) expense - net    (1,301)           -           (342)        1,847           204
                              ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
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




                                Bucyrus International, Inc. and Subsidiaries
                                   Consolidating Condensed Balance Sheet
                                               March 31, 2004
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     15       $  4,435      $       -     $  4,450
  Receivables - net             21,498        8,519         29,822            764       60,603
  Intercompany receivables      83,867        1,650         30,067       (115,584)           -
  Inventories                   59,878        6,699         58,232         (3,513)     121,296
  Prepaid expenses and
    other current assets         2,046          161          6,391              -        8,598
                              ________     ________       ________      _________     ________

  Total Current Assets         167,289       17,044        128,947       (118,333)     194,947

OTHER ASSETS:
  Restricted funds on deposit      245            -            338              -          583
  Goodwill                      55,660            -            200              -       55,860
  Intangible assets - net       35,312            -              -              -       35,312
  Other assets                   5,729            -          2,159              -        7,888
  Investment in subsidiaries    25,394            -              -        (25,394)           -
                              ________     ________       ________      _________     ________

                               122,340            -          2,697        (25,394)      99,643

PROPERTY, PLANT AND
 EQUIPMENT - net                38,164        5,806         11,240              -       55,210
                              ________     ________       ________      _________     ________

                              $327,793     $ 22,850       $142,884      $(143,727)    $349,800


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 41,777     $  2,959       $ 14,939      $    (200)    $ 59,475
  Intercompany payables            653       30,251         76,069       (106,973)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties               3,370          628          5,133              -        9,131
  Income taxes                     559           46          4,372              -        4,977
  Borrowings under senior
    secured revolving credit
    facility and other short-
    term obligations            35,055            -            263              -       35,318
  Current maturities of
    long-term debt                   -           48            269              -          317
                              ________     ________       ________      _________     ________

  Total Current Liabilities     81,414       33,932        101,045       (107,173)     109,218

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                 800            -              -              -          800
  Postretirement benefits       12,952            -            322              -       13,274
  Deferred expenses,
    pension and other           31,281          654            492              -       32,427
  Payable to American
    Industrial Partners          5,665            -              -              -        5,665
  Interest payable
    to Holdings                 23,660            -              -              -       23,660
                              ________     ________       ________      _________     ________

                                74,358          654            814              -       75,826

LONG-TERM DEBT, less current
  maturities (including
  $75,635 of Senior Notes
  held by Holdings)            150,000        1,165          2,730              -      153,895

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIT)          22,021      (12,901)        38,295        (36,554)      10,861
                              ________     ________       ________      _________     ________

                              $327,793     $ 22,850       $142,884      $(143,727)    $349,800





                                 Bucyrus International, Inc. and Subsidiaries
                                   Consolidating Condensed Balance Sheet
                                             December 31, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   $      -     $     16       $  7,222      $  (1,163)    $  6,075
  Receivables - net             24,325        8,687         39,335            764       73,111
  Intercompany receivables      84,418          632         31,833       (116,883)           -
  Inventories                   58,405        5,980         60,132         (8,619)     115,898
  Prepaid expenses and
    other current assets         1,722           56          6,431              -        8,209
                              ________     ________       ________      _________     ________

    Total Current Assets       168,870       15,371        144,953       (125,901)     203,293

OTHER ASSETS:
  Restricted funds on deposit      245            -            333              -          578
  Goodwill                      55,660            -            200              -       55,860
  Intangible assets - net       35,724            -              -              -       35,724
  Other assets                   7,184            -          2,071              -        9,255
  Investment in subsidiaries    26,618            -              -        (26,618)           -
                              ________     ________       ________      _________     ________

                               125,431            -          2,604        (26,618)     101,417

PROPERTY, PLANT AND
 EQUIPMENT - net                39,701        6,028         11,704              -       57,433
                              ________     ________       ________      _________     ________

                              $334,002     $ 21,399       $159,261      $(152,519)    $362,143


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses          $ 39,929     $  2,584       $ 17,097      $     (19)    $ 59,591
  Intercompany payables              -       29,311         88,178       (117,489)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              11,522          628          6,880              -       19,030
  Income taxes                     478           45          3,791              -        4,314
  Borrowings under senior
    secured revolving credit
    facility and other short-
    term obligations            37,420            -              -              -       37,420
  Current maturities of
    long-term debt                   -           49            327              -          376
                              ________     ________       ________      _________     ________

  Total Current Liabilities     89,349       32,617        116,273       (117,508)     120,731

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                 800            -              -              -          800
  Postretirement benefits       12,801            -            329              -       13,130
  Deferred expenses,
    pension and other           31,599          397            453              -       32,449
  Payable to American
    Industrial Partners          5,527            -              -              -        5,527
  Interest payable to
    Holdings                    25,810            -              -              -       25,810
                              ________     ________       ________      _________     ________

                                76,537          397            782              -       77,716

LONG-TERM DEBT, less
  current maturities
  (including $75,635
  of Senior Notes held
  by Holdings)                 150,000        1,176          2,797              -      153,973

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIT)          18,116      (12,791)        39,409        (35,011)       9,723
                              ________     ________       ________      _________     ________

                              $334,002     $ 21,399       $159,261      $(152,519)    $362,143





                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statement of Cash Flows
                                        Quarter Ended March 31, 2004
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities      $  3,058     $     11       $ (2,777)     $  1,163      $  1,455
                              ________     ________       ________      ________      ________

Cash Flows From Investing
Activities
Increase in restricted
  funds on deposit                   -            -             (5)            -            (5)
Purchases of property,
  plant and equipment             (533)          (3)          (168)            -          (704)
Proceeds from sale of
  property, plant and
  equipment                          6            2              -             -             8
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) investing activities        (527)           1           (173)            -          (701)
                              ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Payments of revolving
  credit facilities             (2,365)           -              -             -        (2,365)
Net increase (decrease)
  in other long-term debt
  and bank borrowings                -          (11)           138             -           127
Payment of refinancing
  expenses                        (166)           -              -             -          (166)
                              ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities      (2,531)         (11)           138             -        (2,404)
                              ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                    -            -             25             -            25
                              ________     ________       ________      ________      ________
Net decrease in cash
  and cash equivalents               -           (1)        (2,787)        1,163        (1,625)
Cash and cash equivalents
  at beginning of period             -           16          7,222        (1,163)        6,075
                              ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period            $      -     $     15       $  4,435      $      -      $  4,450





                                Bucyrus International, Inc. and Subsidiaries
                              Consolidating Condensed Statement of Cash Flows
                                        Quarter Ended March 31, 2003
                                           (Dollars in Thousands)
                               Parent     Guarantor        Other                    Consolidated
                              Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities      $ (1,602)    $    191       $  1,333      $      -      $    (78)
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




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Business

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its OEM products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company's principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and the United States. The largest markets for this mining equipment have been in the United States, South America, Australia, South Africa and Canada. In the future, China, India and Canada are expected to be increasingly important markets.

   The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface-mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2001 and 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and during the first quarter of 2004, market prices for copper, coal, iron ore and oil increased. Factors that could support sustained demand for these key commodities include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries.

   The Company's aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales. The Company's complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company's installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales.

   While the Company is continuing to forecast increased revenues attributable to increased demand related to both aftermarket parts sales and OEM machines, the Company maintains ongoing efforts to improve efficiency and contain costs. The Company has recorded restructuring charges in recent years. While the Company does not anticipate significant restructuring charges in future years, the Company does continually evaluate all opportunities for reductions of headcount. The Company does not believe these previous reductions will impact its ability to respond to increased demand for its products.

   A substantial portion of the Company's sales and operating earnings is attributable to operations located outside the United States. The Company sells OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Canada, South Africa, Brazil, Chile and the United Kingdom. Aftermarket services are paid for primarily in local currency which is naturally hedged by the Company's payment of local labor in local currency. In the aggregate, approximately 70% of the Company's 2003 sales were priced in United States dollars.

   Over the past three years, during a period of generally weak commodity prices, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains and growing its high margin aftermarket parts and services business.

   Following is a discussion of key measures which contributed to the Company's operating results.

Key Measures

   Commodity Prices

   Demand for the Company's OEM machines is driven in large part by the prices of certain commodities, such as copper, coal, oil and iron ore. The prices of these commodities have risen in recent periods, particularly in the fourth quarter of 2003, although prices moderated in the beginning of the second quarter of 2004. The following table shows selected commodity prices at March 31, 2004 and as of December 31, 2003, 2002 and 2001:

                                     March 31,         December 31,
                                       2004      2003     2002     2001

Copper $/lb.(1)                       $ 1.39    $ 1.05   $  .70   $  .66
Japanese coking coal $/tonne(2)       $52.87    $42.97   $40.97   $42.23
Asian steam coal marker $/tonne(3)    $72.17    $54.82   $30.57   $31.46
Heavy oil $/barrel(4)                 $21.92    $19.61   $17.57   $11.66
South American iron ore $/tonne (5)   $37.90    $31.95   $29.31   $30.03
__________
(1) Source: London Metal Exchange.
(2) Source: The Institute for Energy Economics, Japan.
(3) Source: McCloskey Coal News.
(4) Source: Sproule Associates, Ltd. The prices quoted are for Hardisty (Canada) Heavy Crude Oil and were converted from Canadian to United States dollars based on the prevailing exchange rate on each applicable measurement date.
(5) Source: Skillings Mining Review.

   On-Time Delivery and Lead Times

   Due to the high fixed cost structure of the Company's customers, it is critical that they avoid equipment down-time. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and is therefore a key measure of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company's on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, has increased from approximately 74% in 2001 to 92% for 2003 and 93% for the first quarter of 2004.

   The Company increased on-time deliveries and shortened lead times by focusing on development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. The information to accomplish much of these improvements is now available from the Company's new ERP system.

   Productivity

   Sales per full time equivalent employee is a measure of the Company's operational efficiency. Sales per full time equivalent employee were $239,000 for the first quarter of 2004 and $219,000 for 2003 compared with $186,000 for 2001. This productivity increase is primarily due to the application of worldwide sales and inventory enterprise resource planning ("e.r.p.") systems, and personnel upgrade which collectively allowed sales to grow with minimal changes in headcount.

   Warranty Claims

   Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During 2003 and the first quarter of 2004, warranty claims as a percentage of total sales were less than 1%.

   Backlog

   Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company's backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at March 31, 2004 and December 31, 2003 as well as the portion of backlog which is or was expected to be recognized within 12 months of these dates:


                               March 31,     December 31,
                                 2004            2003
                                 (Dollars in Thousands)

   Next 12 months              $ 153,554      $ 122,263
   Total                       $ 283,962      $ 233,642

   Inventory

   Inventory is one of the Company's significant assets. As of March 31, 2004 the Company had $121,296,000 in inventory. Inventory turned at a rate of approximately 2.3 times in 2003 and 2.4 times in the first quarter of 2004, which the Company believes is in line with other manufacturers of surface mining equipment. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any inventory impairments.

Results of Operations

   Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

   Sales

   Sales for the first quarter of 2004 were $97,128,000 compared with $60,882,000 for the first quarter of 2003. Sales of aftermarket parts and services for the first quarter of 2003 were $69,464,000, an increase of 29.5% from $53,637,000 in the first quarter of 2003. The increase was primarily due to an increase in customer equipment utilization and increased discretionary spending. Machine sales for the first quarter of 2004 were $27,664,000, an increase of 281.8% from $7,245,000 for the first quarter of 2003. The increase in the first quarter of 2004 was primarily due to the recognition of sales on draglines. Dragline sales were $13,531,000 in the first quarter of 2004 and $2,628,000 in the first quarter of 2003. There was also an increase in sales of electric mining shovels in the first quarter of 2004. Approximately $4,215,000 of the increase in sales for the first quarter of 2004 was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see "Foreign Currency Fluctuations" below).

   Gross Profit

   Gross profit for the first quarter of 2004 was $19,657,000 or 20.2% of sales compared with $14,558,000 or 23.9% of sales for the first quarter of 2003. The increase in gross profit was primarily due to an increase in sales. The decrease in the gross profit percentage for 2004 was primarily due to an increase in lower margin OEM sales which was partially offset by manufacturing overhead variance improvements of approximately $2,100,000 compared with 2003 due to continuing cost controls and higher manufacturing volumes. Also included in gross profit for 2004 and 2003 was $1,286,000 and $1,260,000, respectively, of additional depreciation expense as a result of purchase price allocation to plant and equipment in connection with American Industrial Partners' ("AIP") acquisition of the Company. Approximately $713,000 of the increase in gross profit in the first quarter of 2004 was attributable to a weakening United States dollar (see "Foreign Currency Fluctuations" below).

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the first quarter of 2004 were $14,056,000 or 14.5% of sales compared with $8,791,000 or 14.4% of sales for 2003. Selling, general and administrative expenses in 2004 included $4,148,000 related to non-cash stock-based employee compensation compared to $0 in 2003. This expense represents the charge recorded relating to the existing book value stock option plan accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 87-23. Selling expenses increased by $1,038,000 in 2004 primarily due to increased sales efforts in South America and higher foreign costs as a result of the weakened U.S. dollar, but remained constant as a percentage of sales. In 2004, management incentive accruals increased by $271,000 from 2003. AIP expenses pursuant to the Management Services Agreement were $500,000 in 2004 compared with $410,000 in 2003. Foreign currency transaction gains totaled $645,000 in the first quarter of 2004 compared with a loss of $243,000 in the first quarter of 2003.

   Research and Development Expenses

   Research and development expenses for the first quarter of 2004 were $1,354,000 compared with $1,154,000 for 2003.

   Amortization of Intangible Assets

   Amortization of intangible assets, consisting of engineering drawings, bill of material listings and software, for each of the first quarters of 2004 and 2003 was $412,000.

   Operating Earnings

   Operating earnings for the first quarter of 2004 were $3,835,000 or 3.9% of sales, compared with $4,201,000 of 6.9% of sales, for the first quarter of 2003. The decline was primarily due to the increase in non-cash stock-based employee compensation of $4,148,000.

   Interest Expense

   Interest expense for the first quarter of 2004 was $4,125,000 compared with $4,523,000 for the first quarter of 2003. The decrease in interest expense in 2004 was primarily due to reduced borrowings.

   Other Income and Expense - Net

   Other income and expense - net was $345,000 of expense for the first quarter of 2004 compared with $204,000 of expense for the first quarter of 2003. Debt issuance cost amortization was $410,000 and $249,000 for 2004 and 2003, respectively. These amounts include costs related to the Loan and Security Agreement entered into on March 7, 2002 (see "Liquidity and Capital Resources - Financing Cash Flows" below).

   Income Taxes

   Income tax expense for the first quarters of 2004 and 2003 consists primarily of foreign taxes at applicable statutory rates. As of March 31, 2004, the Company had approximately $31,196,000 of federal net operating loss carryforwards that expire in the years 2006 through 2021 to offset against future federal taxable income.

Foreign Currency Fluctuations

   The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company's sales, gross profit and operating earnings for the quarters ended March 31, 2004 and 2003, in each case compared to the same quarter in the prior year:

                                         Quarters Ended March 31,
                                          2004              2003
                                          (Dollars in Thousands)
   Increase in sales                    $  4,215          $  2,079
   Increase in gross profit                  713               305
   Increase in operating earnings             53                75

EBITDA

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarters ended March 31, 2004 and 2003 was $7,008,000 and $7,309,000, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under generally accepted accounting principles, or GAAP, as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Loss as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

                                         Quarters Ended March 31,
                                          2004              2003
                                          (Dollars in Thousands)

Net loss                                $ (2,015)         $ (1,332)
Interest income                              (65)              (27)
Interest expense                           4,125             4,523
Income taxes                               1,380               806
Depreciation                               2,761             2,672
Amortization (1)                             822               667
                                        ________          ________

EBITDA (2)                                 7,008             7,309
Changes in assets and liabilities         (4,269)           (2,142)
Non-cash stock compensation expense (3)    4,148                 -
Loss on sale of fixed assets                   8                57
Interest income                               65                27
Interest expense                          (4,125)           (4,523)
Income tax expense                        (1,380)             (806)
                                        ________          ________
Net cash provided by (used in)
 operating activities                   $  1,455          $    (78)


Net cash used in
 investing activities                   $   (701)         $   (302)


Net cash provided by (used in)
 financing activities                   $ (2,404)         $  1,279


(1)  Includes amortization of intangible assets and debt issuance costs.
(2) This calculation varies from the calculation in the Company's Loan and Security Agreement.
(3) Non-cash stock compensation expense represents the charge recorded relating to the Company's book value stock option plan accounted for in accordance with EITF Issue No. 87-23.

Liquidity and Capital Resources

   Cash Requirements

   During 2004, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity. If additional borrowings are necessary during 2004, the Company believes it has sufficient capacity under its senior secured credit facility.

   The terms of the Company's senior secured revolving credit agreement limit capital expenditures for 2004 to $4,800,000. The Company believes that this limitation will not hinder its ability to make appropriate capital expenditures. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures.

   At March 31, 2004, there were $8,952,000 of standby letters of credit outstanding under all Company bank facilities.

   The Company believes that cash flows from operations will be sufficient to fund its cash requirements in 2004.

   During the first quarter of 2004, the Company repaid $2,365,000 in borrowings under its senior secured credit facility. The Company believes that cash flows from operations will be sufficient to repay additional borrowings under its senior secured credit facility.

   Sources and Uses of Cash

   While the Company had $4,450,000 of cash and cash equivalents as of March 31, 2004, this cash is located at various foreign subsidiaries and is used for working capital purposes. Cash receipts in the United States are applied against the revolving portion of the Company's senior secured credit facility as discussed below.

   Operating Cash Flows

   During the first quarter of 2004, the Company generated cash from operating activities of $1,455,000 compared to cash used of $78,000 in the first quarter of 2003. The increase in cash flows from operating activities was driven primarily by increased profitability and reduced working capital requirements.

      Receivables

      The Company recognizes revenues on its machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of March 31, 2004 the Company had $60,603,000 of accounts receivable compared to $73,111,000 of accounts receivable at December 31, 2003. This decrease was primarily due to high fourth quarter sales that were collected in the first quarter of 2004.

      Liabilities to Customers on Uncompleted Contracts and Warranties

      Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The decrease of $9,900,000 from December 31, 2003 to March 31, 2004 was due to the recognition of revenue on long-term machine contracts for which customer payments were received in 2003.

   Financing Cash Flows

   The Company's primary source of financing is a Loan and Security
Agreement with GMAC Commercial Finance, LLC (the "Loan and Security Agreement"), which as of March 31, 2004 provides the Company with a $73,000,000 senior secured revolving credit facility. The Loan and Security Agreement also provides an additional $7,400,000 senior secured term loan to enable the Company to pay certain interest during 2004 on its Senior Notes as discussed below. The Loan and Security Agreement, as amended, expires on January 8, 2005. Outstanding borrowings under the revolving loan portion of the Loan and Security Agreement bear interest equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and are subject to a borrowing base formula based on receivables and inventory. Borrowings under the term loan portion bear interest equal to either the prime rate plus 1.5% or LIBOR plus 2.5%. Total borrowings at March 31, 2004 were $35,055,000 at a weighted average interest rate of 5.1%. At March 31, 2004, the amount available for borrowings under the revolving portion of the Loan and Security Agreement, net of mandatory reserves, was $22,387,000.

   The Company also has outstanding $150,000,000 of its Senior Notes. The Senior Notes mature on September 15, 2007 and interest thereon is payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes. However, in connection with the amendment of the Loan and Security Agreement on November 13, 2003, Holdings is permitted to receive the interest payable on the Senior Notes held by it on March 15, 2004 and September 15, 2004 from borrowings under the $7,400,000 term loan portion of the Loan and Security Agreement. On March 15, 2004, the Company borrowed $3,687,000 under the term loan portion of the Loan and Security Agreement and the required interest payment of the same amount was made to Holdings.

   The terms of the Loan and Security Agreement and the Senior Notes require the Company to maintain compliance with certain covenants. The Company was in compliance with these covenants as of March 31, 2004. While certain of these covenants limit the Company's ability to incur additional indebtedness or to pay dividends, among other restrictions, the Company does not believe that such limitations will impact the financial condition of the Company or results of operations in light of the current availability under the Loan and Security Agreement and cash flows to be generated from operations.

Critical Accounting Policies and Estimates

   See the Company's critical accounting policies discussed in the Management's Discussion and Analysis of the Company's 2003 Annual Report on Form 10-K. There have been no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   At March 31, 2004, a sensitivity analysis was performed for the Company s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at March 31, 2004 would have the effect of changing the Company's interest expense on an annual basis by approximately $180,000.

Foreign Currency

   The Company sells new machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A limited amount of aftermarket parts sales are denominated in the local currencies of Australia, Canada, Chile, South Africa, Brazil and the United Kingdom which subjects the Company to foreign currency risk. Aftermarket sales and a portion of the labor costs associated with such activities are denominated or paid in local currencies. As a result, a relatively strong United States dollar could decrease the United States dollar equivalent of the Company's sales without a corresponding decrease of the United States dollar value of certain related expenses. The Company utilizes some foreign currency derivatives to mitigate foreign exchange risk.

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




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                     ITEM 4 - CONTROLS AND PROCEDURES


   As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and President and its Vice President - Finance and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Vice President - Finance and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to the Company including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

   There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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





                                  PART II
                             OTHER INFORMATION


  Item 1. Legal Proceedings.

          There have been no material changes to the information set forth in Item 3 - Legal Proceedings and Other Contingencies of the Company's Annual Report on Form 10-K for the year ended
          December 31, 2003 except as included in Other Litigation in
          Note 7 to the March 31, 2004 consolidated condensed financial statements.

  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the first quarter of 2004.




                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BUCYRUS INTERNATIONAL, INC.
                                      (Registrant)



Date  May 14, 2004                   /s/Craig R. Mackus
                                     Craig R. Mackus
                                     Vice President - Finance and Secretary
                                     Principal Accounting Officer


Date  May 14, 2004                   /s/Timothy W. Sullivan
                                     Timothy W. Sullivan
                                     President and Chief Executive Officer




                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2004


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

 3.2     By-laws of Registrant.                                      X

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

 4.1     Indenture of Trust dated          Exhibit 4.1 to
         as of September 24, 1997          Registration
         among Registrant, Boonville       Statement on
         Mining Services, Inc.,            Form S-4 of
         Minserco, Inc. and Von's          Registrant,
         Welding, Inc. and Harris          Boonville Mining
         Trust and Savings Bank,           Services, Inc.,
         Trustee.                          Minserco, Inc. and
                                           Von's Welding, Inc.
                                           (SEC Registration
                                           No. 333-39359)
                                           filed with the
                                           Commission on
                                           November 3, 1997.

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

 4.3     Form of Registrant's              Included as
         9-3/4% Senior Note due 2007.      Exhibit B
                                           to Exhibit 4.1
                                           above.


10.1     Letter Agreement                  Exhibit 10.7
         between Registrant and            to Registrant's
         Timothy W. Sullivan               Quarterly Report
         dated August 8, 2000.             on Form 10-Q
                                           filed with the
                                           Commission on
                                           August 14, 2000.

10.2     Agreement of Debt                 Exhibit 10.21
         Conversion between                to Registrant's
         Registrant and                    Annual Report on
         Bucyrus Holdings, LLC             Form 10-K for
         dated March 22, 2001.             the year ended
                                           December 31, 2000.

10.3     Agreement to Purchase and         Exhibit 10.18
         Sell Industrial Property          to Registrant's
         between Registrant and            Annual Report on
         InSite Real Estate                Form 10-K for
         Development, L.L.C.               the year ended
         dated October 25, 2001.           December 31, 2001.

10.4     Industrial Lease Agreement        Exhibit 10.19
         between Registrant and            to Registrant's
         InSite South Milwaukee, L.L.C.    Annual Report on
         dated January 4, 2002.            Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.5     Termination Benefits Agreement    Exhibit 10.20
         between Registrant and            to Registrant's
         John F. Bosbous dated             Annual Report on
         March 5, 2002.                    Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.6     Termination Benefits Agreement    Exhibit 10.21
         between Registrant and            to Registrant's
         Thomas B. Phillips dated          Annual Report on
         March 5, 2002.                    Form 10-K for
                                           the year ended
                                           December 31, 2001.

10.7     Loan and Security Agreement       Exhibit 10.22
         by and among Registrant,          to Registrant's
         Minserco, Inc., Boonville         Annual Report on
         Mining Services, Inc. and         Form 10-K for
         GMAC Business Credit, LLC,        the year ended
         and Bank One, Wisconsin           December 31, 2001.
         dated March 7, 2002.

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

         (d) Third amendment dated         Exhibit 10.10(d)
         November 13, 2003 to Loan         to Registrant's
         and Security Agreement.           Quarterly Report
                                           on Form 10-Q
                                           filed with the
                                           Commission on
                                           November 13, 2003.

         (e) Fourth amendment dated        Exhibit 10.28
         March 8, 2004 to Loan and         to Registrant's
         Security Agreement.               Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 2003.

10.8     Consulting Agreement              Exhibit 10.30
         between Registrant and            to Registrant's
         Wayne T. Ewing dated              Form 10-K for
         January 1, 2003.                  the year ended
                                           December 31, 2003.

10.9     Stockholders Agreement,           Exhibit 10.11
         dated as of March 17, 1998,       to Registrant's
         among Registrant, American        Form 10-K for
         Industrial Partners               the year ended
         Acquisition Company, LLC          December 31, 2003.
         and each individual who
         executes a counterpart
         thereto.

10.10    Management Services Agreement     Exhibit 10.2 to
         by and among Registrant,          Registration
         Boonville Mining Services,        Statement on
         Inc., Minserco, Inc. and          Form S-4 of
         Von's Welding, Inc. and           Registrant,
         American Industrial Partners.     Boonville Mining
                                           Services, Inc.,
                                           Minserco, Inc. and
                                           Von's Welding, Inc.
                                           (SEC Registration
                                           No. 333-39359),
                                           filed November 3, 1997.

10.11    Employment Agreement              Exhibit 10.17 to
         between Registrant and            Registrant's
         C. R. Mackus dated as of          Quarterly Report
         May 21, 1997.                     on Form 10-Q
                                           filed with the
                                           Commission on
                                           August 14, 1997.

10.12    Annual Management Incentive       Exhibit 10.14 to
         Plan for 1997, adopted by         Registrant's
         Board of Directors                Annual Report on
         February 5, 1997.                 Form 10-K for
                                           the year ended
                                           December 31, 1997.

10.13    1998 Management Stock Option      Exhibit 10.17 to
         Plan.                             Registrant's
                                           Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 1997.

10.14    Employment Agreement              Exhibit 10.18 to
         between Registrant and            Registrant's
         F. P. Bruno dated as of           Annual Report on
         December 1, 1997.                 Form 10-K for
                                           the year ended
                                           December 31, 1998.

10.15    Board of Directors                Exhibit 10.17
         Resolution dated                  to Registrant's
         December 16, 1998                 Annual Report on
         amending the 1998                 Form 10-K for
         Management Stock                  the year ended
         Option Plan.                     December 31, 2002.

14       Bucyrus International, Inc.       Exhibit 14 to
         Business Ethics and Conduct       Registrant's
         Policy.                           Annual Report on
                                           Form 10-K for
                                           the year ended
                                           December 31, 2003.

31.1     Certification of President                                  X
         and Chief Executive Officer
         pursuant to Section 302
         of the Sarbanes-Oxley
         Act and Rules 13a-14(a)/
         15d-14(a).

31.2     Certification of Vice                                       X
         President-Finance and
         Secretary pursuant to
         Section 302 of the
         Sarbanes-Oxley Act
         and Rules 13a-14(a)/
         15d-14(a).

32       Certifications pursuant to                                  X
         18 U.S.C. Section 1350,
         as adopted pursuant to
         Section 906 of the
         Sarbanes-Oxley Act of 2002.

99.1     Letter from Registrant to         Exhibit 99.1
         Securities and Exchange           to Registrant's
         Commission dated March 27,        Annual Report on
         2002, with respect to             Form 10-K for
         representations received          the year ended
         from Arthur Andersen LLP.         December 31, 2001.