Form 10-Q
period 2004-06-30
BUCYRUS INTERNATIONAL INC
filed 2004-08-16
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2004

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [  ]   No [ X ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [ ]  No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding August 10, 2004

     Class A Common Stock, $.01 par value                12,978,500

     Class B Common Stock, $.01 par value                 7,021,077




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                              Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Statements of Operations -
         Quarters and six months ended June 30, 2004
         and 2003                                                  4

         Consolidated Condensed Statements of
         Comprehensive Income (Loss) - Quarters and
         six months ended June 30, 2004 and 2003                   5

         Consolidated Condensed Balance Sheets -
         June 30, 2004 and December 31, 2003                     6-7

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 2004 and 2003                   8

         Notes to Consolidated Condensed Financial
         Statements                                             9-25

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations  26-36

       Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk                                 37

       Item 4 - Controls and Procedures                           38

       Forward-Looking Statements                                 39

PART II. OTHER INFORMATION:

       Item 1 - Legal Proceedings                                 40

       Item 2 - Changes in Securities, Use of Proceeds
                and Issuer Purchases of Equity Securities         40

       Item 3 - Defaults Upon Senior Securities                   40

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                  40

       Item 5 - Other Information                                 40

       Item 6 - Exhibits and Reports on Form 8-K                  41

       Signature Page         37




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)

                             Quarters Ended       Six Months Ended
                                June 30,              June 30,
                            2004      2003        2004      2003

Sales                     $116,967  $ 86,953    $214,095  $147,835
Cost of products sold       92,180    70,548     169,651   116,872
                          ________  ________    ________  ________

  Gross profit              24,787    16,405      44,444    30,963

Selling, general and
 administrative expenses    14,206     9,960      28,262    18,751
Research and development
 expenses                    1,280       930       2,634     2,084
Amortization of intangible
 assets                        411       412         823       824
                          ________  ________    ________  ________

  Operating earnings         8,890     5,103      12,725     9,304

Interest expense             4,166     4,472       8,291     8,995
Other (income)
 expense - net                 373       189         718       393
                          ________  ________    ________  ________

Earnings (loss) before
 income taxes                4,351       442       3,716       (84)
Income tax expense           1,722       928       3,102     1,734
                          ________  ________    ________  ________

Net earnings (loss)       $  2,629  $   (486)   $    614  $ (1,818)
                          ========  ========    ========  ========

Net earnings (loss)
per share data:
 Basic:
  Net earnings (loss)
   per share                  $  .22      $(.04)      $  .05      $(.16)
  Weighted average shares   12,058,400  11,500,560  12,058,400  11,492,720

 Diluted:
  Net earnings (loss)
   per share                  $  .21      $(.04)      $  .05      $(.16)
  Weighted average shares   12,687,687  11,500,560  12,716,552  11,492,720



         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                  COMPREHENSIVE INCOME (LOSS) (Unaudited)
                          (Dollars in Thousands)

                                Quarters Ended       Six Months Ended
                                   June 30,              June 30,
                               2004      2003        2004      2003

Net earnings (loss)          $  2,629  $   (486)   $    614  $ (1,818)

Other comprehensive
 income (loss)-
  Foreign currency
  translation adjustments      (3,048)    3,956      (4,043)    5,532
                             ________  ________    ________  ________

Comprehensive income (loss)  $   (419) $  3,470    $ (3,429) $  3,714
                             ========  ========    ========  ========

         See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars in Thousands, Except Per Share Amounts)
                                June 30,      December 31,                                     June 30,      December 31,
                                  2004            2003                                           2004            2003

                                                              LIABILITIES AND COMMON
ASSETS                                                          SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                                 CURRENT LIABILITIES:
 Cash and cash                                                   Accounts payable and
  equivalents                   $  6,541        $  6,075          accrued expenses             $ 67,282        $ 59,591
 Receivables - net                66,819          73,111         Liabilities to customers
 Inventories                     112,725         115,898          on uncompleted contracts
 Prepaid expenses and                                             and warranties                 12,817          19,030
  other current assets             7,147           8,209         Income taxes                     2,121           4,314
                                ________        ________         Borrowings under senior
                                                                  secured revolving credit
 Total Current Assets            193,232         203,293          facility and other
                                                                  short-term obligations         19,353          37,420
OTHER ASSETS:                                                    Current maturities of
 Restricted funds                                                 long-term debt                    342             376
  on deposit                         563             578                                       ________        ________
 Goodwill                         55,860          55,860
 Intangible assets - net          34,901          35,724         Total Current Liabilities      101,915         120,731
 Other assets                      7,012           9,255
                                ________        ________        LONG-TERM LIABILITIES:
                                                                 Liabilities to customers on
                                  98,336         101,417          uncompleted contracts
                                                                  and warranties                    800             800
PROPERTY, PLANT AND EQUIPMENT:                                   Postretirement benefits         13,372          13,130
 Cost                            114,535         112,955         Deferred expenses,
 Less accumulated                                                 pension and other              32,496          32,449
  depreciation                   (60,604)        (55,522)        Payable to American
                                ________        ________          Industrial Partners             5,803           5,527
                                                                 Interest payable to
                                  53,931          57,433          Holdings                       23,660          25,810
                                                                                               ________        ________

                                                                                                 76,131          77,716

                                                                LONG-TERM DEBT, less
                                                                 current maturities             153,719         153,973
                                                                 (including $75,635 of
                                                                 Senior Notes held by
                                                                 Holdings)

                                                                COMMON SHAREHOLDERS'
                                                                 INVESTMENT:
                                                                 Common stock - par value
                                                                  $.01 per share, authorized
                                                                  13,600,000 shares, issued
                                                                  12,130,800 shares                 121              15
                                                                 Additional paid-in capital     156,912         149,578
                                                                 Treasury stock -
                                                                  72,400 shares, at cost           (851)           (851)
                                                                 Accumulated deficit           (104,169)       (104,783)
                                                                 Accumulated other
                                                                  comprehensive loss            (38,279)        (34,236)
                                                                                               ________        ________

                                                                                                 13,734           9,723
                              ________          ________                                       ________        ________

                              $345,499          $362,143                                       $345,499        $362,143
                              ========          ========                                       ========        ========

                         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in Thousands)

                                             Six Months Ended June 30,
                                             2004            2003

Net Cash Provided By Operating Activities  $ 21,609        $  9,274
                                           ________        ________
Cash Flows From Investing Activities
Decrease in restricted funds
  on deposit                                     15             104
Purchases of property, plant
  and equipment                              (2,346)         (1,086)
Proceeds from sale of property, plant
  and equipment                                  57              15
                                           ________        ________

Net cash used in investing activities        (2,274)           (967)
                                           ________        ________
Cash Flows From Financing Activities
Net repayments of revolving credit
  facility                                  (19,066)         (4,784)
Net increase (decrease) in long-term
  debt and other bank borrowings                711            (378)
Payment of financing expenses                  (208)         (1,303)
Proceeds from issuance of common stock            -              36
                                           ________        ________

Net cash used in financing activities       (18,563)         (6,429)
                                           ________        ________

Effect of exchange rate changes
  on cash                                      (306)            586
                                           ________        ________
Net increase in cash and
  cash equivalents                              466           2,464
Cash and cash equivalents at
  beginning of period                         6,075           4,189
                                           ________        ________
Cash and cash equivalents at
  end of period                            $  6,541        $  6,653
                                           ========        ========


Supplemental Disclosures of Cash Flow Information

                                             2004            2003
Cash paid during the period for:
  Interest                                 $  8,446        $  5,259
  Income taxes - net of refunds               4,623           2,891


         See notes to consolidated condensed financial statements.





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. In the opinion of Bucyrus International, Inc. (the "Company"), the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are Included in these statements based on estimates for the entire year. The Company's operations are classified as one operating segment. At June 30, 2004, the Company was substantially wholly-owned by Bucyrus Holdings, LLC ("Holdings"), which was controlled by American Industrial Partners ("AIP").

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

3. On July 22, 2004, the Company announced the completion of an initial public offering of 12,362,500 shares of its Class A common stock at $18 per share, from which the Company received net proceeds, after commissions and estimated expenses, of approximately $129,600,000. The Company sold 7,941,177 shares in the offering and AIP sold 4,421,323 shares, 1,612,500 of which were sold through exercise by the underwriters of their over-allotment option. The shares sold by AIP were Class B shares, which converted to Class A shares upon their sale by AIP. As a result, the Company's outstanding capital stock, on an undiluted basis, consists of 7,021,077 shares of Class B common stock, all of which are owned by AIP, and 12,978,500 shares of Class A common stock. As a general matter, as to all matters submitted to a vote of the stockholders, each share of Class A common stock has one vote and each share of Class B common stock has two votes.

4. Inventories consist of the following:

                                    June 30,       December 31,
                                      2004             2003
                                       (Dollars in Thousands)

   Raw materials and parts          $ 15,841         $ 11,655
   Work in process                    13,208           20,433
   Finished products (primarily
    replacement parts)                83,676           83,810
                                    ________         ________

                                    $112,725         $115,898
                                    ========         ========

5. On June 9, 2004, the Company's Board of Directors authorized an eight-for-one stock split which increased the number of authorized shares of common stock of the Company as of that date to 13,600,000 shares and increased the number of issued and outstanding shares to 12,058,400 shares.

   Net earnings (loss) per share of common stock for prior periods has been calculated on a retroactive basis to reflect the stock split. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations in 2004:

                                                           Six Months
                                         Quarter Ended       Ended
                                         June 30, 2004    June 30, 2004
                                             (Dollars in Thousands,
                                            Except Per Share Amounts)

   Net earnings                             $2,629           $  614
                                            ======           ======

   Weighted average shares outstanding    12,058,400       12,058,400
                                          ==========       ==========

     Basic net earnings per share           $  .22           $  .05
                                            ======           ======


   Weighted average shares outstanding    12,058,400       12,058,400
   Effect of dilutive stock options          629,287          658,152
                                          __________       __________

   Weighted average shares
    outstanding - diluted                 12,687,687       12,716,552
                                          ==========       ==========

      Diluted net earnings per share        $  .21           $  .05
                                            ======           ======


   The weighted average shares outstanding used to compute the diluted loss per share for the quarter and six months ended June 30, 2003 exclude outstanding options to purchase 1,309,208 shares of the Company's common stock as of June 30, 2003. The options were excluded because their inclusion would have been antidilutive.

6. The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

                          Quarters Ended         Six Months Ended
                             June 30,                June 30,
                         2004        2003        2004        2003
                       (Dollars in Thousands, Except Per Share Amounts)

Reported net earnings
 (loss)                $  2,629    $   (486)    $    614    $ (1,818)
Add: Non-cash stock-based
 employee compensation
 expense recorded for
 stock options, net of
 related tax effects      3,293         638        7,441         638
Deduct: Total non-cash
 stock-based employee
 compensation expense
 determined under fair
 value based method for
 all awards, net of
 related tax effects         (4)        (73)          (8)       (145)
                       ________    ________     ________    ________

Pro forma net earnings
 (loss)                $  5,918    $     79     $  8,047    $ (1,325)
                       ========    ========     ========    ========

Net earnings (loss) per
 share of common stock:
   As reported:
    Basic              $    .22    $   (.04)    $    .05    $   (.16)
    Diluted                 .21        (.04)         .05        (.16)
   Pro forma:
    Basic                   .49         .01          .67        (.12)
    Diluted                 .47         .01          .63        (.12)


7. Intangible assets consist of the following:

                                June 30, 2004        December 31, 2003
                            Gross                  Gross
                           Carrying Accumulated   Carrying Accumulated
                            Amount  Amortization   Amount  Amortization
                                      (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500  $ (8,631)    $ 25,500  $ (7,994)
   Bill of material
    listings                  2,856      (966)       2,856      (895)
   Software                   2,288    (1,549)       2,288    (1,434)
                           ________  ________     ________  ________

                           $ 30,644  $(11,146)    $ 30,644  $(10,323)
                           ========  ========     ========  ========

Unamortized intangible
 assets:
   Trademarks/Trade names  $ 12,436               $ 12,436
   Intangible pension
    asset                     2,967                  2,967
                           ________               ________

                           $ 15,403               $ 15,403
                           ========               ========

   The estimated future amortization expense of intangible assets as of June 30, 2004 is as follows:

                                      (Dollars in Thousands)

         2004 (remaining six months)         $    823
         2005                                   1,647
         2006                                   1,647
         2007                                   1,585
         2008                                   1,418
         2009                                   1,418
         Future                                10,960
                                             ________

                                             $ 19,498
                                             ========

8. The Company's operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at the Company's facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

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

   Warranty Liability

   The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the six months ended June 30, 2004 and 2003:

                                       Six Months Ended June 30,
                                        2004              2003
                                         (Dollars in Thousands)

   Balance at January 1               $  4,311          $  3,597
   Provision                             1,835             1,428
   Charges                                (978)             (581)
                                      ________          ________

   Balance at June 30                 $  5,168          $  4,444
                                      ========          ========

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

   Asbestos Liability

   The Company has been named as a co-defendant in approximately 295 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,483 plaintiffs. The cases are pending in courts in nine states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

9. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income
   (loss) in addition to net earnings (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss) which includes net earnings (loss), foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

                                              Minimum         Accumulated
                             Cumulative       Pension            Other
                             Translation     Liability       Comprehensive
                             Adjustments    Adjustments          Loss
                                       (Dollars in Thousands)

Balance at December 31, 2003  $ (9,028)      $(25,208)         $(34,236)
Changes - Six months ended
  June 30, 2004                 (4,043)             -            (4,043)
                              ________       ________          ________

Balance at June 30, 2004      $(13,071)      $(25,208)         $(38,279)
                              ========       ========          ========

10. The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

    The components of net periodic pension cost consisted of the following:

                          Quarters Ended          Six Months Ended
                             June 30,                 June 30,
                         2004        2003         2004        2003
                                   (Dollars in Thousands)

Service cost           $    444    $    393     $    887    $    785
Interest cost             1,332       1,269        2,642       2,538
Expected return on
 plan assets             (1,266)     (1,008)      (2,522)     (2,015)
Amortization of prior
 service cost                51          48          102          97
Amortization of
 actuarial loss             401         483          572         965
                       ________    ________     ________    ________

Net cost               $    962    $  1,185     $  1,681    $  2,370
                       ========    ========     ========    ========

  The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

                          Quarters Ended          Six Months Ended
                             June 30,                 June 30,
                         2004        2003         2004      2003
                                   (Dollars in Thousands)

Service cost           $    195    $    137     $    385    $    273
Interest cost               307         235          571         471
Amortization of prior
 service cost               (55)        (45)        (110)        (91)
Amortization of
 actuarial loss              77          58          168         116
                       ________    ________     ________    ________

    Net cost           $    524    $    385     $  1,014    $    769
                       ========    ========     ========    ========

    During the first six months of 2004, the Company contributed approximately $1,598,000 to its pension plans and $781,000 for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $2,501,000 to its pension plans and $926,000 for the payment of benefits from its postretirement benefit plan during the remainder of 2004.

11. The Company's payment obligations under its 9-3/4% Senior Notes due 2007 (the "Senior Notes") were, as of June 30, 2004, guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet and statement of cash flow information for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Other Subsidiaries"). The supplemental financial information reflects the investments of the Company in the Guarantor Subsidiaries and Other Subsidiaries using the equity method of accounting. The Company has determined that it is not practicable to allocate goodwill, intangible assets and deferred income taxes to the Guarantor Subsidiaries and Other Subsidiaries. Parent Company amounts for net earnings (loss) and common shareholders' investment differ from consolidated amounts as intercompany profit in subsidiary inventory has not been eliminated in the Parent Company statement but has been eliminated in the Consolidated Totals.



                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Operations
                                    Quarter Ended June 30, 2004
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                        $ 71,125     $ 13,273       $ 57,640      $(25,071)     $116,967
Cost of products sold          56,505       12,313         47,559       (24,197)       92,180
                             ________     ________       ________      ________      ________

Gross profit                   14,620          960         10,081          (874)       24,787

Selling, general and
 administrative expenses        9,022          469          4,789           (74)       14,206
Research and development
 expenses                       1,280            -              -             -         1,280
Amortization of
 intangible assets                411            -              -             -           411
                             ________     ________       ________      ________      ________

Operating earnings              3,907          491          5,292          (800)        8,890

Interest expense                4,388          353            538        (1,113)        4,166
Other (income) expense - net     (390)           -           (350)        1,113           373
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries       (91)         138          5,104          (800)        4,351
Income tax expense                168            4          1,550             -         1,722
                             ________     ________       ________      ________      ________

Earnings (loss) before
 equity in net earnings of
 consolidated subsidiaries       (259)         134          3,554          (800)        2,629

Equity in net earnings of
  consolidated subsidiaries     3,688            -              -        (3,688)            -
                             ________     ________       ________      ________      ________

Net earnings                 $  3,429     $    134       $  3,554      $ (4,488)     $  2,629





                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Operations
                                    Quarter Ended June 30, 2003
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                        $ 52,105     $  9,730       $ 42,148      $(17,030)     $ 86,953
Cost of products sold          42,706        9,296         35,047       (16,501)       70,548
                             ________     ________       ________      ________      ________

Gross profit                    9,399          434          7,101          (529)       16,405

Selling, general and
 administrative expenses        5,514          443          4,083           (80)        9,960
Research and development
 expenses                         930            -              -             -           930
Amortization of
 intangible assets                412            -              -             -           412
                             ________     ________       ________      ________      ________

Operating earnings (loss)       2,543           (9)         3,018          (449)        5,103

Interest expense                4,721          345            176          (770)        4,472
Other (income) expense - net     (152)          (1)          (428)          770           189
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries    (2,026)        (353)         3,270          (449)          442
Income taxes                       60            6            862             -           928
                             ________     ________       ________      ________      ________

Earnings (loss) before
 equity in net earnings of
 consolidated subsidiaries     (2,086)        (359)         2,408          (449)         (486)

Equity in net earnings of
  consolidated subsidiaries     2,049            -              -        (2,049)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $    (37)    $   (359)      $  2,408      $ (2,498)     $   (486)





                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Operations
                                   Six Months Ended June 30, 2004
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                        $132,267     $ 25,813       $103,754      $(47,739)     $214,095
Cost of products sold         103,359       24,009         88,425       (46,142)      169,651
                             ________     ________       ________      ________      ________

Gross profit                   28,908        1,804         15,329        (1,597)       44,444

Selling, general and
 administrative expenses       18,185        1,081          9,143          (147)       28,262
Research and development
 expenses                       2,634            -              -             -         2,634
Amortization of
 intangible assets                823            -              -             -           823
                             ________     ________       ________      ________      ________

Operating earnings              7,266          723          6,186        (1,450)       12,725

Interest expense                8,726          692          1,078        (2,205)        8,291
Other (income) expense - net     (787)           -           (700)        2,205           718
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries      (673)          31          5,808        (1,450)        3,716
Income tax expense                509            7          2,586             -         3,102
                             ________     ________       ________      ________      ________

Earnings (loss) before
 equity in net earnings of
 consolidated subsidiaries     (1,182)          24          3,222        (1,450)          614

Equity in net earnings of
  consolidated subsidiaries     3,246            -              -        (3,246)            -
                             ________     ________       ________      ________      ________

Net earnings                 $  2,064     $     24       $  3,222      $ (4,696)     $    614




                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Operations
                                   Six Months Ended June 30, 2003
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Sales                        $ 87,080     $ 17,280       $ 75,577      $(32,102)     $147,835
Cost of products sold          68,946       17,232         61,759       (31,065)      116,872
                             ________     ________       ________      ________      ________

Gross profit                   18,134           48         13,818        (1,037)       30,963

Selling, general and
 administrative expenses        8,948          989          8,945          (131)       18,751
Research and development
 expenses                       2,084            -              -             -         2,084
Amortization of
 intangible assets                824            -              -             -           824
                             ________     ________       ________      ________      ________

Operating earnings (loss)       6,278         (941)         4,873          (906)        9,304

Interest expense                9,472          678          1,462        (2,617)        8,995
Other (income) expense - net   (1,453)          (1)          (770)        2,617           393
                             ________     ________       ________      ________      ________

Earnings (loss) before
  income taxes and equity
  in net earnings of
  consolidated subsidiaries    (1,741)      (1,618)         4,181          (906)          (84)
Income tax expense                227           12          1,495             -         1,734
                             ________     ________       ________      ________      ________

Earnings (loss) before
 equity in net earnings of
 consolidated subsidiaries     (1,968)      (1,630)         2,686          (906)       (1,818)

Equity in net earnings of
  consolidated subsidiaries     1,056            -              -        (1,056)            -
                             ________     ________       ________      ________      ________

Net earnings (loss)          $   (912)    $ (1,630)      $  2,686      $ (1,962)     $ (1,818)




                            Bucyrus International, Inc. and Subsidiaries
                               Consolidating Condensed Balance Sheet
                                           June 30, 2004
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents  $      -     $     15       $  6,526      $       -     $  6,541
  Receivables - net            24,632        9,531         32,065            591       66,819
  Intercompany receivables     88,594          896         25,829       (115,319)           -
  Inventories                  53,505        6,278         58,915         (5,973)     112,725
  Prepaid expenses and
    other current assets        1,722            7          5,418              -        7,147
                             ________     ________       ________      _________     ________

  Total Current Assets        168,453       16,727        128,753       (120,701)     193,232

OTHER ASSETS:
  Restricted funds on deposit     245            -            318              -          563
  Goodwill                     55,660            -            200              -       55,860
  Intangible assets - net      34,901            -              -              -       34,901
  Other assets                  5,055            -          1,957              -        7,012
  Investment in subsidiaries   26,730            -              -        (26,730)           -
                             ________     ________       ________      _________     ________

                              122,591            -          2,475        (26,730)      98,336

PROPERTY, PLANT AND
 EQUIPMENT - net               37,475        5,603         10,853              -       53,931
                             ________     ________       ________      _________     ________

                             $328,519     $ 22,330       $142,081      $(147,431)    $345,499


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 50,156     $  3,139       $ 14,187      $    (200)    $ 67,282
  Intercompany payables           296       29,515         78,734       (108,545)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties              9,081          353          3,383              -       12,817
  Income taxes                    446           45          1,630              -        2,121
  Borrowings under senior
    secured revolving credit
    facility and other short-
    term obligations           18,354            -            999              -       19,353
  Current maturities of
    long-term debt                  -           48            294              -          342
                             ________     ________       ________      _________     ________

  Total Current Liabilities    78,333       33,100         99,227       (108,745)     101,915

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                800            -              -              -          800
  Postretirement benefits      13,059            -            313              -       13,372
  Deferred expenses,
    pension and other          31,174          843            479              -       32,496
  Payable to American
    Industrial Partners         5,803            -              -              -        5,803
  Interest payable
    to Holdings                23,660            -              -              -       23,660
                             ________     ________       ________      _________     ________

                               74,496          843            792              -       76,131
LONG-TERM DEBT, less current
  maturities (including
  $75,635 of Senior Notes
  held by Holdings)           150,000        1,154          2,565              -      153,719

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIT)         25,690      (12,767)        39,497        (38,686)      13,734
                             ________     ________       ________      _________     ________

                             $328,519     $ 22,330       $142,081      $(147,431)    $345,499




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


LIABILITIES AND COMMON
SHAREHOLDERS' INVESTMENT
(DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and
    accrued expenses         $ 39,929     $  2,584       $ 17,097      $     (19)    $ 59,591
  Intercompany payables             -       29,311         88,178       (117,489)           -
  Liabilities to customers
    on uncompleted contracts
    and warranties             11,522          628          6,880              -       19,030
  Income taxes                    478           45          3,791              -        4,314
  Borrowings under senior
    secured revolving credit
    facility and other short-
    term obligations           37,420            -              -              -       37,420
  Current maturities of
    long-term debt                  -           49            327              -          376
                             ________     ________       ________      _________     ________

  Total Current Liabilities    89,349       32,617        116,273       (117,508)     120,731

LONG-TERM LIABILITIES:
  Liabilities to customers
    on uncompleted contracts
    and warranties                800            -              -              -          800
  Postretirement benefits      12,801            -            329              -       13,130
  Deferred expenses,
    pension and other          31,599          397            453              -       32,449
  Payable to American
    Industrial Partners         5,527            -              -              -        5,527
  Interest payable to
    Holdings                   25,810            -              -              -       25,810
                             ________     ________       ________      _________     ________

                               76,537          397            782              -       77,716
LONG-TERM DEBT, less
  current maturities
  (including $75,635
  of Senior Notes held
  by Holdings)                150,000        1,176          2,797              -      153,973

COMMON SHAREHOLDERS'
  INVESTMENT (DEFICIT)         18,116      (12,791)        39,409        (35,011)       9,723
                             ________     ________       ________      _________     ________

                             $334,002     $ 21,399       $159,261      $(152,519)    $362,143




                             Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Operations
                                   Six Months Ended June 30, 2004
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By (Used
In) Operating Activities     $ 21,159     $     47       $   (760)     $  1,163      $ 21,609
                             ________     ________       ________      ________      ________
Cash Flows From Investing
Activities
Decrease in restricted
  funds on deposit                  -            -             15             -            15
Purchases of property,
  plant and equipment          (1,894)         (25)          (427)            -        (2,346)
Proceeds from sale of
  property, plant and
  equipment                         9            -             48             -            57
                             ________     ________       ________      ________      ________
Net cash used in
  investing activities         (1,885)         (25)          (364)            -        (2,274)
                             ________     ________       ________      ________      ________
Cash Flows From Financing
Activities
Payments of revolving
  credit facility             (19,066)           -              -             -       (19,066)
Net increase (decrease)
  in other long-term debt
  and bank borrowings               -          (23)           734             -           711
Payment of financing
  expenses                       (208)           -              -             -          (208)
                             ________     ________       ________      ________      ________
Net cash provided by (used
  in) financing activities    (19,274)         (23)           734             -       (18,563)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -           (306)            -          (306)
                             ________     ________       ________      ________      ________
Net increase (decrease)
  in cash and cash
  equivalents                       -           (1)          (696)        1,163           466
Cash and cash equivalents
  at beginning of period            -           16          7,222        (1,163)        6,075
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     15       $  6,526      $      -      $  6,541




                            Bucyrus International, Inc. and Subsidiaries
                          Consolidating Condensed Statement of Cash Flows
                                   Six Months Ended June 30, 2003
                                       (Dollars in Thousands)
                              Parent     Guarantor        Other                    Consolidated
                             Company    Subsidiaries   Subsidiaries  Eliminations     Total
Net Cash Provided By
Operating Activities         $  6,691     $     26       $  2,557      $      -      $  9,274
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
                             ________     ________       ________      ________      ________

Cash Flows From Financing
Activities
Proceeds from revolving
  credit facilities            (4,784)           -              -             -        (4,784)
Net decrease in other
  long-term debt and
  bank borrowings                (126)         (22)          (230)            -          (378)
Payment of financing
  expenses                     (1,303)           -              -             -        (1,303)
Proceeds from issuance
  of common stock                  36            -              -             -            36
                             ________     ________       ________      ________      ________
Net cash used in
  financing activities         (6,177)         (22)          (230)            -        (6,429)
                             ________     ________       ________      ________      ________
Effect of exchange rate
  changes on cash                   -            -            586             -           586
                             ________     ________       ________      ________      ________
Net increase in cash and
  cash equivalents                  -            1          2,463             -         2,464
Cash and cash equivalents
  at beginning of period            -           24          4,165             -         4,189
                             ________     ________       ________      ________      ________
Cash and cash equivalents
  at end of period           $      -     $     25       $  6,628      $      -      $  6,653





             BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Business

   The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its OEM products and the majority of its aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company's principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, England, India, Peru, South Africa and the United States. The largest markets for this mining equipment have been in the United States, South America, Australia, South Africa and Canada. In the future, China, India and Canada are expected to be increasingly important markets.

   The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface-mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2001 and 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and during the first six months of 2004, market prices for copper, coal, iron ore and oil increased. Factors that could support sustained demand for these key commodities include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries.

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

   While the Company continues to forecast increased revenues attributable to increased demand related to both aftermarket parts sales and OEM machine sales relative to prior periods of weaker OEM sales, the Company maintains ongoing efforts to improve efficiency and contain costs. The Company has recorded restructuring charges in recent years. While the Company does not anticipate significant restructuring charges in future years, the Company does continually evaluate all opportunities for reductions of headcount. The Company does not believe these previous reductions will impact its ability to respond to increased demand for its products.

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

Key Measures

   Commodity Prices

   Demand for the Company's OEM machines is driven in large part by the prices of certain commodities, such as copper, coal, oil and iron ore. The prices of these commodities have risen in recent periods, particularly in the fourth quarter of 2003 and first quarter of 2004. Prices moderated to some degree in the second quarter of 2004. The following table shows selected commodity prices at June 30, 2004 and as of December 31, 2003, 2002 and 2001:

                                   June 30,          December 31,
                                     2004      2003     2002     2001

Copper $/lb.(1)                     $ 1.22    $ 1.05   $  .70   $  .66
Japanese coking coal $/tonne(2)     $71.54    $42.97   $40.97   $42.23
Asian steam coal marker $/tonne(3)  $76.25    $54.82   $31.22   $31.46
Heavy oil $/barrel(4)               $23.39    $18.39   $19.63   $ 8.57
South American iron ore $/tonne (5) $37.90    $31.95   $29.31   $30.03
__________
(1) Source: London Metal Exchange.
(2) Source: The Institute for Energy Economics, Japan. Latest price available is as of May 31, 2004.
(3) Source: McCloskey Coal News.
(4) Source: Sproule Associates, Ltd. The prices quoted are for Hardisty (Canada) Heavy Crude Oil and were converted from Canadian to United States dollars based on the prevailing exchange rate on each applicable measurement date.
(5) Source: Skillings Mining Review.

   On-Time Delivery and Lead Times

   Due to the high fixed cost structure of the Company's customers, it is critical that they avoid equipment down-time. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and is therefore a key measure of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company's on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, has increased from approximately 74% in 2001 to 92% for 2003 and 93% for the first six months of 2004. Lead times for deliveries were approximately the same in the first six months of 2004 as compared to 2003.

   The Company increased on-time deliveries in 2003 and the first six months of 2004 and reduced lead times from 2001 to 2002 and retained improvements in 2003 and the first six months of 2004 despite increasing component complexity by focusing on development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. Information resources useful in accomplishing many of these improvements are now available from the Company's enterprise resource planning ("ERP") system.

   Productivity

   Sales per full time employee is a measure of the Company's operational efficiency. Sales per full time equivalent employee were $248,000 for the first six months of 2004 and $219,000 for 2003 compared with $186,000 for 2001. This productivity increase is primarily due to the application of worldwide sales and inventory ERP systems, and personnel upgrades which collectively allowed sales to grow with minimal changes in headcount.

   Warranty Claims

   Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During 2003 and the first six months of 2004, warranty claims as a percentage of total sales were less than 1%.

   Backlog

   Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company's backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at June 30, 2004 and December 31, 2003 as well as the portion of backlog which is or was expected to be recognized within 12 months of these dates:


                               June 30,      December 31,
                                 2004            2003
                                 (Dollars in Thousands)

   Next 12 months              $151,454        $122,263
   Total                       $267,714        $233,642

   Inventory

   Inventory is one of the Company's significant assets.  As of June
30, 2004 the Company had $112,725,000 in inventory. Inventory turned at a rate of approximately 2.7 times during the first six months of 2004, which the Company believes is in line with other manufacturers of surface mining equipment. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any inventory impairments.

Results of Operations

   Quarter And Six Months Ended June 30, 2004 Compared to Quarter And Six Months Ended June 30, 2003

   Sales

   Sales for the quarter and six months ended June 30, 2004 were $116,967,000 and $214,095,000, respectively, compared with $86,953,000 and $147,835,000, for the quarter and six months ended June 30, 2003, respectively. Sales of aftermarket parts and services for the second quarter of 2004 were $83,185,000, an increase of 31.0% from $63,513,000 for the second quarter of 2003. Sales of aftermarket parts and services for the six months ended June 30, 2004 were $152,649,000, an increase of 30.3% from $117,150,000 for the six months ended June 30, 2003. The increases were primarily due to an increase in customer equipment utilization and discretionary spending. Machine sales for the second quarter of 2004 were $33,782,000, an increase of 44.1% from $23,440,000 for the second quarter of 2003. Machine sales for the six months ended June 30, 2004 were $61,446,000, an increase of 100.2% from $30,685,000 for the six months ended June 30, 2003. Approximately $2,825,000 and $7,132,000 of the increases in sales for the quarter and six months ended June 30, 2004, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see "Foreign Currency Fluctuations" below).

   Gross Profit

   Gross profit for the second quarter of 2004 was $24,787,000 or 21.2% of sales compared with $16,405,000 or 18.9% of sales for the second quarter of 2003. Gross profit for the six months ended June 30, 2004 was $44,444,000 or 20.8% compared with $30,963,000 or 20.9% for the six months ended June 30, 2003. The increase in gross profit was primarily due to an increase in sales. The increase in the gross profit percentage for the second quarter of 2004 was primarily due to manufacturing overhead variance improvements of approximately $1,300,000 compared with 2003 due to continuing cost controls and higher manufacturing volumes. Also included in gross profit for the six months ended June 30, 2004 and 2003 was $2,580,000 and $2,530,000, respectively, of additional depreciation expense as a result of purchase price allocation to plant and equipment in connection with American Industrial Partners' ("AIP") acquisition of the Company. Approximately $550,000 and $1,320,000 of the increase in gross profit in the quarter and six months ended June 30, 2004, respectively, was attributable to a weakening United States dollar (see "Foreign Currency Fluctuations" below).

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended June 30, 2004 were $14,206,000 or 12.1% of sales compared to $9,960,000 or 11.5% of sales for the quarter ended June 30, 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 were $28,262,000 or 13.2% of sales compared to $18,751,000 or 12.7% of sales for the six months ended June 30, 2003. Selling, general and administrative expenses for quarter and six months ended June 30, 2004 include $3,293,000 and $7,441,000, respectively, related to non-cash stock-based employee compensation compared to $638,000 for the quarter and six months ended June 30, 2003. This expense represents the charge recorded relating to the existing book value stock option plan accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 87-
23. Selling expenses for the quarter and six months ended June 30, 2004 increased by $945,000 and $1,983,000, respectively, primarily due to increased sales efforts in South America and higher foreign costs as a result of the weakened U.S. dollar. AIP expenses pursuant to the Management Services Agreement for the quarter and six months ended June 30, 2004 were $550,000 and $1,050,000, respectively, compared with $389,000 and $799,000 for the quarter and six months ended June 30, 2003, respectively. Foreign currency transaction gains for the quarter and six months ended June 30, 2004 were $199,000 and $844,000, respectively, compared with a loss of $38,000 and $281,000 for the quarter and six months ended June 30, 2003, respectively.

   Research and Development Expenses

   Research and development expenses for the quarter and six months ended June 30, 2004 were $1,280,000 and $2,634,000, respectively, compared with $930,000 and $2,084,000 for the quarter and six months ended June 30, 2003, respectively.

   Amortization of Intangible Assets

   Amortization of intangible assets, consisting of engineering drawings, bill of material listings and software, was $411,000 and $823,000 for the quarter and six months ended June 30, 2004, respectively, compared with $412,000 and $824,000 for the quarter and six months ended June 30, 2003, respectively.

   Operating Earnings

   Operating earnings for the second quarter of 2004 were $8,890,000 or 7.6% of sales, compared with $5,103,000 of 5.9% of sales, for the second quarter of 2003. Operating earnings for the six months ended June 30, 2004 were $12,725,000 or 5.9% of sales, compared with $9,304,000 or 6.3% of sales for the quarter ended June 30, 2003. The improvement in 2004 was due to the factors discussed above.

   Interest Expense

   Interest expense for the quarter and six months ended June 30, 2004 was $4,166,000 and $8,291,000, respectively, compared with $4,472,000 and $8,995,000 for the quarter and six months ended June 30, 2003, respectively. The decrease in interest expense in 2004 was primarily due to reduced borrowings.

   Other Income and Expense - Net

   Other income and expense - net was $373,000 and $718,000 of expense for the quarter and six months ended June 30, 2004, respectively, compared with $189,000 and $393,000 of expense for the quarter and six months ended June 30, 2003, respectively. Debt issuance cost amortization was $422,000 and $833,000 for the quarter and six months ended June 30, 2004 compared with $292,000 and $541,000 for the quarter and six months ended June 30, 2003, respectively. These amounts include costs related to the Loan and Security Agreement entered into on March 7, 2002 (see "Liquidity and Capital Resources - Financing Cash Flows" below).

   Income Taxes

   Income tax expense for the quarters and six months ended June 30, 2004 and 2003 consists primarily of foreign taxes at applicable statutory rates. As of June 30, 2004, the Company had approximately $25,325,000 of federal net operating loss carryforwards that expire in the years 2007 through 2021 to offset against future federal taxable income.

Foreign Currency Fluctuations

   The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company's sales, gross profit and operating earnings for the quarters and six months ended June 30, 2004 and 2003, in each case compared to the same quarter in the prior year:

                             Quarters Ended          Six Months Ended
                                June 30,                 June 30,
                            2004        2003         2004        2003
                                      (Dollars in Thousands)

Increase in sales         $  2,825    $  2,540     $  7,132    $  4,903
Increase in gross profit       550         503        1,320         798
Increase in
  operating earnings           328         167          354         330

EBITDA

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and six months ended June 30, 2004 was $12,044,000 and $19,052,000, respectively, compared with $8,245,000 and
$15,554,000 for the quarter and six months ended June 30, 2003, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under generally accepted accounting principles, or GAAP, as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings (Loss) as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

                             Quarters Ended          Six Months Ended
                                June 30,                 June 30,
                            2004        2003         2004      2003
                                      (Dollars in Thousands)

Net earnings (loss)       $  2,629    $   (486)    $    614    $ (1,818)
Interest income                (49)        (80)        (114)       (107)
Interest expense             4,166       4,472        8,291       8,995
Income taxes                 1,722         928        3,102       1,734
Depreciation                 2,742       2,701        5,503       5,373
Amortization (1)               834         710        1,656       1,377
                          ________    ________     ________    ________

EBITDA (2)(3)               12,044       8,245       19,052      15,554
Changes in assets
 and liabilities            10,651       5,774        6,382       3,632
Non-cash stock
 compensation expense (4)    3,293         638        7,441         638
Loss on sale of fixed
 assets                          5          15           13          72
Interest income                 49          80          114         107
Interest expense            (4,166)     (4,472)      (8,291)     (8,995)
Income tax expense          (1,722)       (928)      (3,102)     (1,734)
                          ________    ________     ________    ________
Net cash provided by
 operating activities     $ 20,154    $  9,352     $ 21,609    $  9,274
                          ========    ========     ========    ========

Net cash used in
 investing activities     $ (1,573)   $   (665)    $ (2,274)   $   (967)
                          ========    ========     ========    ========

Net cash provided by
 (used in) financing
 activities               $(16,159)   $ (7,708)    $(18,563)   $ (6,429)
                          ========    ========     ========    ========

(1)  Includes amortization of intangible assets and debt issuance costs.
(2) This calculation varies from the calculation in the Company's Loan and Security Agreement.
(3) EBITDA is reduced by AIP expenses pursuant to the Management Services Agreement as well as fees paid to AIP or its affiliates and advisors for services performed for the Company outside the scope of the Management Services Agreement. These amounts for the quarters ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 totaled $613,000, $542,000, $1,157,000 and $997,000, respectively. EBITDA is also reduced by restructuring charges (severance) for the quarters ended June 30, 2004 and 2003 and six months ended June 30, 2004 and 2003 of $116,000, $155,000, $170,000 and $282,000, respectively.
(4) Non-cash stock compensation expense represents the charge recorded relating to the Company's book value stock option plan accounted for in accordance with EITF Issue No. 87-23.

Liquidity and Capital Resources

   Initial Public Offering (IPO)

   On July 22, 2004, the Company announced the completion of an initial public offering of 12,362,500 shares of its Class A common stock at $18 per share, from which the Company received net proceeds, after commissions and estimated expenses, of approximately $129,600,000. The Company sold 7,941,177 shares in the offering and AIP sold 4,421,323 shares, 1,612,500 of which were sold through exercise by the underwriters of their over-allotment option. On July 28, 2004, the net proceeds from the stock sale together with $100,000,000 from a new senior secured credit facility were used to retire all of the Senior Notes and accrued interest, repay all borrowings under the Loan and Security Agreement (see "Liquidity and Capital Resources - Financing Cash Flows" below) and pay all amounts owed AIP under the Management Services Agreement.

   Cash Requirements

   During the remainder of 2004, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity. If additional borrowings are necessary during 2004, the Company believes it has sufficient capacity under its new senior secured credit facility.

   The Company's capital expenditures for the six months ended June
30, 2004 were $2,346,000 compared with $1,086,000 for the six months ended June 30, 2003. The Company expects a modest increase in capital expenditures over the next twelve months as a result of increased sales activity.

   At June 30, 2004, there were $17,351,000 of standby letters of credit outstanding under all Company bank facilities.

   The Company believes that cash flows from operations will be sufficient to fund its cash requirements in 2004. During the first six months of 2004, the Company repaid $19,066,000 in borrowings under its previous senior secured credit facility.

   Sources and Uses of Cash

   While the Company had $6,541,000 of cash and cash equivalents as of June 30, 2004, this cash is located at various foreign subsidiaries and is used for working capital purposes. Cash receipts in the United States are applied against the revolving portion of the Company's senior secured credit facility as discussed below.

   Operating Cash Flows

   During the first six months of 2004, the Company generated cash from operating activities of $21,609,000 compared to $9,274,000 in the first six months of 2003. The increase in cash flows from operating activities was driven primarily by increased profitability and reduced working capital requirements.

      Receivables

      The Company recognizes revenues on its machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of June 30, 2004 the Company had $66,819,000 of accounts receivable compared to $73,111,000 of accounts receivable at December 31, 2003. This decrease was primarily due to high fourth quarter sales in 2003 that were collected in 2004.

      Liabilities to Customers on Uncompleted Contracts and Warranties

      Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The decrease of $6,213,000 from December 31, 2003 to June 30, 2004 was due to the recognition of revenue on long-term machine contracts for which customer payments were received in 2003.

   Financing Cash Flows

   On July 28, 2004, the Company entered into a new senior secured credit facility with Goldman Sachs Credit Partners L.P. and GMAC Commercial Finance, LLC. The new senior secured credit facility provides the Company with a senior secured term loan of $100,000,000 and a senior secured revolving credit facility of $50,000,000. The senior secured term loan is payable in quarterly installments to July 2010, subject to earlier prepayment provisions, and bears interest at the prime rate plus an applicable margin (1% to 1.25%) or LIBOR plus an applicable margin (2% to 2.25%). The senior secured revolving credit facility expires on July 28, 2009 and bears interest at the prime rate plus 1.25% or LIBOR plus 2.25%. Borrowings under the revolving portion of the facility are subject to a borrowing base formula based on the value of eligible receivables and inventory.

   The new senior secured credit facility contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company's ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company's domestic assets and the receivables and inventory of its Canadian subsidiary are pledged as collateral under the new senior secured credit facility. In addition, the outstanding capital stock of the Company's domestic subsidiaries as well as the majority of the capital stock of its foreign subsidiaries will be pledged as collateral. The Company is also required to maintain certain financial ratios and minimum levels of EBITDA (as defined).

   Previously, the Company's primary source of financing was a Loan and Security Agreement with GMAC Commercial Finance, LLC (the "Loan and Security Agreement"), which as of June 30, 2004 provided the Company with a $71,500,000 senior secured revolving credit facility. The Loan and Security Agreement also provided an additional $7,400,000 senior secured term loan to enable the Company to pay certain interest during 2004 on its Senior Notes as discussed below. Outstanding borrowings under the revolving loan portion of the Loan and Security Agreement were at an interest rate equal to either the prime rate plus an applicable margin (2% to 2.25%) or LIBOR plus an applicable margin (3.5% to 3.75%) and were subject to a borrowing base formula based on receivables and inventory. Borrowings under the term loan portion were at an interest rate equal to either the prime rate plus 1.5% or LIBOR plus 2.5%. Total borrowings at June 30, 2004 were $18,354,000 at a weighted average interest rate of 5.1%. At June 30, 2004, the amount available for borrowings under the revolving portion of the Loan and Security Agreement, net of mandatory reserves, was $34,869,000. All borrowings under the Loan and Security Agreement were repaid with proceeds from the Company's initial public offering and proceeds from the new credit facility (see "Initial Public Offering (IPO)" above.)

   At June 30, 2004, the Company also had outstanding $150,000,000 of its Senior Notes. Interest thereon was payable each March 15 and September 15. During 2000, Holdings acquired $75,635,000 of the Company's Senior Notes. Holdings agreed as part of the Loan and Security Agreement and a previous credit agreement to defer the receipt of interest on these Senior Notes. However, in connection with the amendment of the Loan and Security Agreement on November 13, 2003, Holdings was permitted to receive the interest payable on the Senior Notes held by it on March 15, 2004 from borrowings under the $7,400,000 term loan portion of the Loan and Security Agreement. On March 15, 2004, the Company borrowed $3,687,000 under the term loan portion of the Loan and Security Agreement and the required interest payment of the same amount was made to Holdings. The Senior Notes were repaid with proceeds from the Company's initial public offering and proceeds from the new credit facility (see "Initial Public Offering (IPO)" above).

   The terms of the Loan and Security Agreement and the Senior Notes required the Company to maintain compliance with certain covenants. The Company was in compliance with these covenants as of June 30, 2004.

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

Interest Rates

   The Company's interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages its borrowings under credit facilities through the selection of LIBOR-based borrowings or prime-rate based borrowings. The Company's Senior Notes were at a fixed interest rate. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

   At June 30, 2004, a sensitivity analysis was performed for the Company s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at June 30, 2004 would have the effect of changing the Company's interest expense on an annual basis by approximately $95,000.

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

   Based on the Company's derivative instruments outstanding at June
30, 2004, a 10% change in foreign currency exchange rates would not have a material effect on the Company's financial position, results of operations or cash flows.




             BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                   ITEM 4 - CONTROLS AND PROCEDURES


   As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and President and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Chief Financial Officer, Secretary and Controller concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to the Company including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

   There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

   Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; leverage and debt service; the Company's success in recruiting and retaining managers and key employees; and the Company's wage stability and cooperative labor relations; plant capacity and utilization.

   Additional factors that could cause results to differ materially from those contemplated are set forth under the caption "Risk Factors" in the prospectus forming a part of the Company's registration statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2004.



                               PART II
                          OTHER INFORMATION


  Item 1. Legal Proceedings.

          There have been no material changes to the information set forth in Item 3 - Legal Proceedings and Other Contingencies of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 except as included in Other Litigation in Note 8 to the June 30, 2004 consolidated condensed financial statements.

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

          (b) Reports on Form 8-K:

              - A report on Form 8-K was filed on April 8, 2004 to disclose the filing by the Company of a registration statement on Form S-1 relating to an initial public offering of the Company's common stock.




                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            BUCYRUS INTERNATIONAL, INC.
                            (Registrant)



Date  August 16, 2004       /s/Craig R. Mackus
                            Craig R. Mackus
                            Chief Financial Officer, Secretary
                             and Controller
                            Principal Accounting Officer


Date  August 16, 2004       /s/Timothy W. Sullivan
                            Timothy W. Sullivan
                            President and Chief Executive Officer




                     BUCYRUS INTERNATIONAL, INC.
                            EXHIBIT INDEX
                                  TO
                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED JUNE 30, 2004


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

 3.1  Restated Certificate            Exhibit 3.6 to
      of Incorporation of             Registrant's
      Registrant.                     Annual Report on
                                      Form 10-K for
                                      the year ended
                                      December 31, 1998.

 3.2  Certificate of Amendment        Exhibit 3.2 to
      to Restated Certificate         Registration
      of Incorporation dated          Statement on
      June 9, 2004.                   Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      June 10, 2004.

 3.3  Bylaws of Registrant.           Exhibit 3.3 to
                                      Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      June 10, 2004.

 3.4  Form of Amended and             Exhibit 3.4 to
      Restated Certificate of         Registration
      Incorporation.                  Statement on
                                      Form S-1A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 6, 2004.

 3.5  Form of Amended and             Exhibit 3.5 to
      Restated Bylaws.                Registration
                                      Statement on
                                      Form S-1A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 6, 2004.

 4.1  Specimen Class A common         Exhibit 4.1 to
      stock certificate.              Registration
                                      Statement on
                                      Form S-1A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 20, 2004.

 4.2  Specimen Class B common                                   X
      stock certificate.

 4.3  Indenture of Trust dated        Exhibit 4.1 to
      as of September 24, 1997        Registration
      among Registrant, Boonville     Statement on
      Mining Services, Inc.,          Form S-4 of
      Minserco, Inc. and Von's        Registrant,
      Welding, Inc. and Harris        Boonville Mining
      Trust and Savings Bank,         Services, Inc.,
      Trustee.                        Minserco, Inc. and
                                      Von's Welding, Inc.
                                      (SEC Registration
                                      No. 333-39359)
                                      filed with the
                                      Commission on
                                      November 3, 1997.

      (a) Letter dated                Exhibit 4.1(a)
      February 15, 2000               to Registrant's
      evidencing change of            Quarterly Report
      Indenture Trustee.              on Form 10-Q
                                      filed with the
                                      Commission on
                                      November 6, 2000.

 4.4  Form of Guarantee of            Included as
      Boonville Mining Services,      Exhibit E
      Inc., Minserco, Inc. and        to Exhibit 4.1
      Von's Welding, Inc. dated       above.
      as of September 24, 1997
      in favor of Harris Trust
      and Savings Bank as Trustee
      under the Indenture.

 4.5  Form of Registrant's            Included as
      9-3/4% Senior Note due 2007.    Exhibit B
                                      to Exhibit 4.1
                                      above.

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

10.16 Form of Registration            Exhibit 10.20 to
      Rights Agreement.               Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 6, 2004.

10.17 Loan and Security Agreement     Exhibit 99.2 to
      dated July 28, 2004             Registrant's
      by and among Registrant,        Report on Form 8-K
      Minserco, Inc., Boonville       filed with the
      Mining Services, Inc., the      Commission on
      guarantor named therein,        July 29, 2004.
      the lenders party thereto,
      and GMAC Commercial Finance
      LLC and Goldman Sachs Credit
      Partners L.P.

10.18 2004 Equity Incentive           Exhibit 10.22 to
      Program.                        Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.19 2004 Executive Officer          Exhibit 10.23 to
      Incentive Plan                  Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.20 Non-Employee Directors          Exhibit 10.24 to
      Deferred Compensation Plan.     Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.21 Letter Agreement between                          X
      Registrant and T. W. Sullivan
      dated July 27, 2004.

14    Bucyrus International, Inc.     Exhibit 14 to
      Business Ethics and Conduct     Registrant's
      Policy.                         Annual Report on
                                      Form 10-K for
                                      the year ended
                                      December 31, 2003.

21    Subsidiaries of Registrant.     Exhibit 21 to
                                      Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      June 10, 2004.

31.1  Certification of President                                X
      and Chief Executive Officer
      pursuant to Section 302
      of the Sarbanes-Oxley
      Act and Rules 13a-14(a)/
      15d-14(a).

31.2  Certification of Chief                                    X
      Financial Officer, Secretary
      and Controller pursuant to
      Section 302 of the
      Sarbanes-Oxley Act
      and Rules 13a-14(a)/
      15d-14(a).

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