Form 10-Q
period 2004-09-30
BUCYRUS INTERNATIONAL INC
filed 2004-10-28
CIK 740761

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2004

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                        Outstanding October 25, 2004

     Class A Common Stock, $.01 par value                13,002,500

     Class B Common Stock, $.01 par value                 7,021,077




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                   INDEX


                                                              Page No.

PART I.  FINANCIAL INFORMATION:

       Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Statements of Operations -
         Quarters and nine months ended September 30, 2004
         and 2003                                                  3

         Consolidated Condensed Statements of
         Comprehensive Income (Loss) - Quarters and
         nine months ended September 30, 2004 and 2003             4

         Consolidated Condensed Balance Sheets -
         September 30, 2004 and December 31, 2003                5-6

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 2004 and 2003             7

         Notes to Consolidated Condensed Financial
         Statements                                             8-15

       Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations  16-28

       Item 3 - Quantitative and Qualitative Disclosures
                About Market Risk                                 29

       Item 4 - Controls and Procedures                           30

       Forward-Looking Statements                                 31

PART II. OTHER INFORMATION:

       Item 1 - Legal Proceedings                                 32

       Item 2 - Changes in Securities, Use of Proceeds
                and Issuer Purchases of Equity Securities         32

       Item 3 - Defaults Upon Senior Securities                   32

       Item 4 - Submission of Matters to a Vote of
                Security Holders                                  32

       Item 5 - Other Information                                 32

       Item 6 - Exhibits and Reports on Form 8-K                  32

       Signature Page                                             33






               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in Thousands, Except Per Share Amounts)

                                  Quarters Ended      Nine Months Ended
                                   September 30,        September 30,
                                 2004      2003        2004      2003

Sales                          $111,509  $ 84,754    $325,604  $232,589
Cost of products sold            87,194    66,647     256,845   183,519
                               ________  ________    ________  ________

  Gross profit                   24,315    18,107      68,759    49,070

Selling, general and
 administrative expenses         13,237    11,455      41,499    30,206
Research and development
 expenses                         1,270     1,144       3,904     3,228
Amortization of intangible
 assets                             412       411       1,235     1,235
                               ________  ________    ________  ________

  Operating earnings              9,396     5,097      22,121    14,401

Interest expense                  2,054     4,339      10,345    13,334
Other expense - net                 149       208         867       601
Loss on extinguishment
 of debt                          7,316         -       7,316         -
                               ________  ________    ________  ________

Earnings (loss) before
 income taxes                      (123)      550       3,593       466
Income tax expense                  885     2,057       3,987     3,791
                               ________  ________    ________  ________

Net loss                       $ (1,008) $ (1,507)   $   (394) $ (3,325)



Net loss per share
data:
  Basic and diluted net
   loss per share            $ (.06)      $(.13)     $ (.03)      $(.29)
  Weighted average shares  17,671,362  11,790,296  13,943,044  11,593,008




         See notes to consolidated condensed financial statements.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED CONDENSED STATEMENTS OF
                  COMPREHENSIVE INCOME (LOSS) (Unaudited)
                          (Dollars in Thousands)

                                  Quarters Ended      Nine Months Ended
                                   September 30,        September 30,
                                 2004      2003        2004      2003

Net loss                       $ (1,008) $ (1,507)   $   (394) $ (3,325)

Other comprehensive
 income (loss)-
  Foreign currency
  translation adjustments         1,705     2,303      (2,338)    7,835
                               ________  ________    ________  ________

Comprehensive income (loss)    $    697  $    796    $ (2,732) $  4,510




         See notes to consolidated condensed financial statements.



                                BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                                       ITEM 1 - FINANCIAL STATEMENTS
                             CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                              (Dollars in Thousands, Except Per Share Amounts)
                              September 30,   December 31,                                  September 30,   December 31,
                                  2004            2003                                          2004            2003
                                                              LIABILITIES AND COMMON
ASSETS                                                        SHAREHOLDERS' INVESTMENT
CURRENT ASSETS:                                               CURRENT LIABILITIES:
 Cash and cash                                                 Accounts payable and
  equivalents                   $ 16,718        $  6,075        accrued expenses              $ 62,928        $ 59,591
 Receivables - net                71,616          73,111       Liabilities to customers
 Inventories                     121,296         115,898        on uncompleted contracts
 Prepaid expenses and                                           and warranties                   7,376          19,030
  other current assets             7,070           8,209       Income taxes                      2,100           4,314
                                ________        ________       Borrowings under senior
                                                                secured revolving credit
 Total Current Assets            216,700         203,293        facility and other
                                                                short-term obligations             734          37,420
OTHER ASSETS:                                                  Current maturities of
 Restricted funds                                               long-term debt                   5,359             376
  on deposit                         524             578                                      ________        ________
 Goodwill                         55,860          55,860
 Intangible assets - net          35,247          35,724       Total Current Liabilities        78,497         120,731
 Other assets                     10,926           9,255
                                ________        ________      LONG-TERM LIABILITIES:
                                                               Liabilities to customers on
                                 102,557         101,417        uncompleted contracts
                                                                and warranties                   1,200             800
PROPERTY, PLANT AND EQUIPMENT:                                 Postretirement benefits          13,595          13,130
 Cost                            116,283         112,955       Deferred expenses,
 Less accumulated                                               pension and other               33,445          32,449
  depreciation                   (63,188)        (55,522)      Payable to American
                                ________        ________        Industrial Partners                  -           5,527
                                                               Interest payable to
                                  53,095          57,433        Holdings                             -          25,810
                                                                                              ________        ________

                                                                                                48,240          77,716

                                                              LONG-TERM DEBT, less
                                                               current maturities               98,772         153,973
                                                               (including $75,635 of
                                                               Senior Notes held by
                                                               Holdings at December 31,
                                                               2003)

                                                              COMMON SHAREHOLDERS'
                                                               INVESTMENT:
                                                               Class A common stock - par
                                                                value $.01 per share,
                                                                authorized 41,000,000
                                                                shares, issued 13,074,900
                                                                shares                             131               -
                                                               Class B common stock - par
                                                                value $.01 per share,
                                                                authorized 25,000,000
                                                                shares, issued 7,021,077
                                                                shares                              70               -
                                                               Common stock - par value
                                                                $.01 per share, authorized
                                                                13,600,000 shares, issued
                                                                12,130,800 shares                    -             121
                                                               Additional paid-in capital      289,960         149,472
                                                               Unearned restricted stock
                                                                compensation                      (716)              -
                                                               Treasury stock -
                                                                72,400 shares, at cost            (851)           (851)
                                                               Accumulated deficit            (105,177)       (104,783)
                                                               Accumulated other
                                                                comprehensive loss             (36,574)        (34,236)
                                                                                              ________        ________

                                                                                               146,843           9,723
                                ________        ________                                      ________        ________

                                $372,352        $362,143                                      $372,352        $362,143


                         See notes to consolidated condensed financial statements.





               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                       ITEM 1 - FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in Thousands)

                                          Nine Months Ended September 30,
                                             2004               2003

Net Cash Provided By Operating Activities  $  5,992           $ 11,909
                                           ________           ________
Cash Flows From Investing Activities
(Increase) decrease in restricted
  funds on deposit                               54               (200)
Purchases of property, plant
  and equipment                              (3,804)            (1,987)
Proceeds from sale of property, plant
  and equipment                                  90                257
Payment for purchase of company                (559)                 -
                                           ________           ________

Net cash used in investing activities        (4,219)            (1,930)
                                           ________           ________
Cash Flows From Financing Activities
Net repayments of revolving credit
  facility                                  (37,420)            (6,647)
Proceeds from senior secured term loan      100,000                  -
Retirement of Senior Notes                 (155,560)                 -
Payment of deferred interest on
  Senior Notes owned by Holdings            (23,660)                 -
Net increase (decrease) in other long-
  term debt and bank borrowings                 516               (413)
Payment of financing expenses                (4,753)            (1,306)
Net proceeds from issuance of
  common stock                              129,821                 72
                                           ________           ________

Net cash provided by (used in)
  financing activities                        8,944             (8,294)
                                           ________           ________

Effect of exchange rate changes
  on cash                                       (74)               812
                                           ________           ________
Net increase in cash and
  cash equivalents                           10,643              2,497
Cash and cash equivalents at
  beginning of period                         6,075              4,189
                                           ________           ________
Cash and cash equivalents at
  end of period                            $ 16,718           $  6,686



Supplemental Disclosures of Cash Flow Information

                                            2004            2003
Cash paid during the period for:
  Interest                                $ 38,574        $  9,591
  Income taxes - net of refunds              5,518           4,160


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

3. On July 28, 2004, the Company completed an initial public offering ("IPO") of 12,362,500 shares of its Class A common stock at $18 per share, from which the Company received net proceeds, after commissions and estimated expenses, of $129,821,000. The Company sold 7,941,177 shares in the offering and American Industrial Partners ("AIP") sold 4,421,323 shares, 1,612,500 of which were sold through exercise by the underwriters of their over-allotment option. The shares sold by AIP were Class B shares, which converted to Class A shares upon their sale by AIP. As a result, the Company's outstanding capital stock, on an undiluted basis, consisted of 7,021,077 shares of Class B common stock, all of which are owned by AIP, and 12,978,500 shares of Class A common stock upon completion of the IPO. As a general matter, as to all matters submitted to a vote of the stockholders, each share of Class A common stock has one vote and each share of Class B common stock has two votes. Bucyrus Holdings, LLC ("Holdings"), which was controlled by AIP and substantially wholly-owned the Company, was dissolved upon completion of the IPO.

   Also, on July 28, 2004, the Company entered into a new senior secured credit facility with Goldman Sachs Credit Partners L.P. and GMAC Commercial Finance, LLC. The new senior secured credit facility provides the Company with a senior secured term loan of $100,000,000 and a senior secured revolving credit facility of $50,000,000. The senior secured term loan is payable in quarterly installments to July, 2010, subject to earlier prepayment provisions. The revolving credit facility matures in July, 2009. There were no borrowings under the revolving credit facility at September 30, 2004.

   The net proceeds from the IPO together with the $100,000,000 from the senior secured term loan were used to retire the $150,000,000 issue of 9.75% Senior Notes due 2007 (the "Senior Notes") and accrued interest, repay all borrowings under the Company's previous credit facility and pay all amounts owed AIP under the Management Services Agreement. Included in the Consolidated Condensed Statements of Operations for the quarter and nine months ended September 30, 2004 was a $7,316,000 loss on extinguishment of debt, which consisted of a prepayment penalty and the write-off of unamortized deferred financing costs related to the Senior Notes.

4. Inventories consist of the following:

                                    September 30,  December 31,
                                        2004           2003
                                       (Dollars in Thousands)

   Raw materials and parts            $ 19,160       $ 11,655
   Work in process                      24,841         20,433
   Finished products (primarily
    replacement parts)                  77,295         83,810
                                      ________       ________

                                      $121,296       $115,898


5. Basic and diluted net loss per share of common stock were completed by dividing net loss by the weighted average number of shares of common stock outstanding. The net loss per share of common stock for prior periods has been calculated on a retroactive basis to reflect an eight-for-one stock split on June 9, 2004.

   The weighted average shares outstanding used to compute the diluted loss per share exclude outstanding options to purchase 862,400 and 1,022,400 shares of the Company's common stock as of September 30, 2004 and 2003, respectively. The options were excluded because their inclusion would have been antidilutive.

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

                             Quarters Ended         Nine Months Ended
                              September 30,           September 30,
                            2004        2003         2004        2003
                          (Dollars in Thousands, Except Per Share Amounts)

Reported net loss         $ (1,008)   $ (1,507)    $   (394)   $ (3,325)
Add: Non-cash stock-based
 employee compensation
 expense recorded for
 stock options, net of
 related tax effects         2,590          (8)      10,031         630
Deduct: Total non-cash
 stock-based employee
 compensation expense
 determined under fair
 value based method for
 all awards, net of
 related tax effects          (567)         (5)        (575)        (81)
                          ________    ________     ________    ________
Pro forma net earnings
 (loss)                   $  1,015    $ (1,520)    $  9,062    $ (2,776)



Net earnings (loss) per
 share of common stock:
   As reported:
    Basic                 $   (.06)   $   (.13)    $   (.03)   $   (.29)
    Diluted                   (.06)       (.13)        (.03)       (.29)
   Pro forma:
    Basic                      .06        (.13)         .65        (.24)
    Diluted                    .06        (.13)         .62        (.24)

   On September 22, 2004, the Company issued options to certain employees to purchase 60,000 shares of the Company's Class A common stock at $30 per share, which was the defined fair market value of the Company's common stock as of that date. Also on September 22, 2004, the Company issued 24,000 shares of restricted stock to certain employees. These shares become freely transferable and nonforfeitable at the end of four years. The unearned stock compensation reported as a debit in Common Shareholders' Investment in the Consolidated Condensed Balance Sheets will be recognized as compensation expense ratably over the four year period.

7. Intangible assets consist of the following:

                             September 30, 2004          December 31, 2003
                            Gross                      Gross
                           Carrying   Accumulated     Carrying    Accumulated
                            Amount    Amortization     Amount     Amortization
                                        (Dollars in Thousands)
Amortized intangible
 assets:
   Engineering drawings    $ 25,500    $ (8,950)      $ 25,500     $ (7,994)
   Bill of material
    listings                  2,856      (1,002)         2,856         (895)
   Software                   2,288      (1,606)         2,288       (1,434)
   Other                        758           -              -            -
                           ________    ________       ________     ________
                           $ 31,402    $(11,558)      $ 30,644     $(10,323)


Unamortized intangible
 assets:
   Trademarks/Trade names  $ 12,436                   $ 12,436
   Intangible pension
    asset                     2,967                      2,967
                           ________                   ________

                           $ 15,403                   $ 15,403


   The estimated future amortization expense of intangible assets as of September 30, 2004 is as follows:

                                         (Dollars in Thousands)

         2004 (remaining three months)          $    538
         2005                                      1,798
         2006                                      1,798
         2007                                      1,737
         2008                                      1,569
         2009                                      1,443
         Future                                   10,961
                                                ________

                                                $ 19,844


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

   Warranty Liability

   The Company recognizes the cost associated with its warranty policies on its products at the time of sale. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the nine months ended September 30, 2004 and 2003:

                                         Nine Months Ended
                                           September 30,
                                      2004              2003
                                      (Dollars in Thousands)

   Balance at January 1             $  4,311          $  3,597
   Provision                           2,809             2,799
   Charges                            (1,772)           (1,153)
                                    ________          ________

   Balance at September 30          $  5,348          $  5,243


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

   Asbestos Liability

   The Company has been named as a co-defendant in approximately 295 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,483 plaintiffs. The cases are pending in courts in eleven states. In all of these cases, insurance carriers have accepted or are expected to accept defense.
   These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

9. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income
   (loss) in addition to net loss from operations.  Comprehensive income
   (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net loss. The Company reports comprehensive income (loss) and accumulated other comprehensive income
   (loss) which includes net loss, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

                                             Minimum     Accumulated
                              Cumulative     Pension        Other
                              Translation   Liability   Comprehensive
                              Adjustments  Adjustments      Loss
                                        (Dollars in Thousands)

Balance at December 31, 2003   $ (9,028)    $(25,208)     $(34,236)
Changes - Nine months ended
  September 30, 2004             (2,338)           -        (2,338)
                               ________     ________      ________

Balance at September 30, 2004  $(11,366)    $(25,208)     $(36,574)


10. The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

   The components of net periodic pension cost consisted of the following:

                          Quarters Ended         Nine Months Ended
                           September 30,           September 30,
                         2004        2003         2004        2003
                                   (Dollars in Thousands)

Service cost           $    420    $    448       $  1,307  $  1,233
Interest cost             1,269       1,451          3,911     3,989
Expected return on
 plan assets             (1,211)     (1,151)        (3,733)   (3,166)
Amortization of prior
 service cost                51          56            153       153
Amortization of
 actuarial loss             372         551            944     1,516
                       ________    ________       ________  ________

Net cost               $    901    $  1,355       $  2,582  $  3,725


   The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

                          Quarters Ended         Nine Months Ended
                           September 30,           September 30,
                         2004        2003         2004        2003
                                   (Dollars in Thousands)

Service cost           $    193    $    220       $    578  $    493
Interest cost               285         381            856       852
Amortization of prior
 service cost               (56)        (74)          (166)     (165)
Amortization of
 actuarial loss              84          94            252       210
                       ________    ________       ________  ________

   Net cost            $    506    $    621       $  1,520  $  1,390


   During the first nine months of 2004, the Company contributed approximately $3,505,000 to its pension plans and $1,078,000 for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $594,000 to its pension plans and $360,000 for the payment of benefits from its postretirement benefit plan during the remainder of 2004.





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

   The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface-mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2001 and 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and during the first nine months of 2004, market prices for copper, coal, iron ore and oil increased. Factors that could support sustained demand for these key commodities include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries.

   The Company's aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales, however, recent pronounced strength in commodity markets has positively affected aftermarket sales. The Company's complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company's installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales.

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

Key Measures

   Commodity Prices

   Demand for the Company's OEM machines is driven in large part by the prices of certain commodities, such as copper, coal, oil and iron ore. The prices of these commodities have risen in recent periods. The following table shows certain commodity prices as of October 15, 2004 and as of December 31, 2003, 2002 and 2001:

                          October 15,          December 31,
                             2004        2003    2002     2001

Copper $/lb.(1)             $ 1.35      $ 1.05  $  .70   $  .66
Japanese coking coal
  $/tonne(2)(3)               N/A (4)   $42.97  $40.97   $42.23
Asian steam coal marker
  $/tonne(3)(5)             $73.89      $54.82  $31.22   $31.46
Heavy oil $/barrel(3)(6)      N/A (7)   $18.39  $19.63   $ 8.57
South American iron ore
 $/tonne (3)(8)             $37.90      $31.95  $29.31   $30.03
_____________________
(1)   Source: London Metal Exchange.
(2)   Source: The Institute for Energy Economics, Japan.
(3) The price for this commodity is not determinable by reference to a commodity exchange. The referenced source provides indicative contract prices which the Company believes are representative of prevailing price trends.
(4) As of the date of this filing, this information was not available. The indicative contract price at August 31, 2004 was $62.71.
(5)   Source: McCloskey Coal News.
(6) Source: Sproule Associates, Ltd. The prices quoted are monthly average contract prices for Hardisty (Canada) Heavy Crude Oil and were converted from Canadian to United States dollars based on the average prevailing exchange rate for the applicable month.
(7) As of the date of this filing, this information was not available. The indicative contract price at September 30, 2004 was $26.23.
(8)   Source: Skillings Mining Review.

   On-Time Delivery and Lead Times

   Due to the high fixed cost structure of the Company's customers, it is critical that they avoid equipment down-time. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company's on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, has increased from approximately 74% in 2001 to 92% for 2003 and 93% for the first nine months of 2004. Lead times for deliveries were approximately the same in the first nine months of 2004 as compared to 2003.

   The Company increased on-time deliveries in 2003 and the first nine months of 2004 and reduced lead times from 2001 to 2002 and retained improvements in 2003 and the first nine months of 2004 despite increasing component complexity by focusing on development of key shop floor metrics, improved communication between sales, manufacturing and shipping, instituting daily or weekly meetings to resolve issues, changing shipment methods and hiring an additional supervisory person dedicated to on-time delivery. Information resources useful in accomplishing many of these improvements are now available from the Company's new enterprise resource planning ("ERP") system.

   Productivity

   Sales per full time employee is a measure of the Company's operational efficiency. Sales per full time equivalent employee were $256,000 for the first nine months of 2004 and $219,000 for 2003 compared with $186,000 for 2001. This productivity increase is primarily due to the application of worldwide sales and inventory ERP systems, and personnel upgrades which collectively allowed sales to grow with minimal changes in headcount.

   Warranty Claims

   Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During 2003 and the first nine months of 2004, warranty claims as a percentage of total sales were less than 1%.

   Backlog

   Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company's backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at September 30, 2004 and December 31, 2003 as well as the portion of backlog which is or was expected to be recognized within 12 months of these dates:


                           September 30,     December 31,
                               2004              2003
                               (Dollars in Thousands)

   Next 12 months            $143,094          $122,263
   Total                     $259,772          $233,642

   Inventory

   Inventory is one of the Company's significant assets.  As of
September 30, 2004 the Company had $121,296,000 in inventory. The Company turned its inventory at an annual rate of approximately 2.3 times in 2003, which the Company believes was in line with other manufacturers of surface mining equipment. Inventory turns increased to approximately 2.8 times during
the first nine months of 2004.   Inventory turns is calculated based on cost
of sales and the average inventory balance during the prior twelve months.
The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

   Quarter And Nine Months Ended September 30, 2004 Compared to Quarter And Nine Months Ended September 30, 2003

   Sales

   Sales for the quarter and nine months ended September 30, 2004 were $111,509,000 and $325,604,000, respectively, compared with $84,754,000 and
$232,589,000, for the quarter and nine months ended September 30, 2003, respectively. Sales of aftermarket parts and services for the third quarter of 2004 were $86,722,000, an increase of 17.0% from $74,106,000 for the third quarter of 2003. Sales of aftermarket parts and services for the nine months ended September 30, 2004 were $239,371,000, an increase of 25.2% from $191,256,000 for the nine months ended September 30, 2003. Machine sales for the third quarter of 2004 were $24,787,000, an increase of 132.8% from $10,648,000 for the third quarter of 2003. Machine sales for the nine months ended September 30, 2004 were $86,233,000, an increase of 108.6% from $41,333,000 for the nine months ended September 30, 2003. The increase in machine sales for the quarter and nine months ended September 30, 2004 was in all product lines. The higher level of sales for both the quarter and nine months ended September 30, 2004 as compared to prior year periods resulted from an increase in customer discretionary spending and equipment utilization, primarily due to higher commodity prices. In addition, aftermarket sales have increased due to the Company's initiatives and strategies to capture additional market share. Approximately $2,581,000 and $9,826,000 of the increases in sales for the quarter and nine months ended September 30, 2004, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see "Foreign Currency Fluctuations" below).

   Gross Profit

   Gross profit for the third quarter of 2004 was $24,315,000 or 21.8% of sales compared with $18,107,000 or 21.4% of sales for the third quarter of 2003. Gross profit for the nine months ended September 30, 2004 was $68,759,000 or 21.1% compared with $49,070,000 or 21.1% for the nine months ended September 30, 2003. The increase in gross profit was primarily due to an increase in sales. Gross profit for the nine months ended September 30, 2004 and 2003 was reduced by $3,689,000 and $3,626,000, respectively, of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with AIP's acquisition of the Company. Approximately $496,000 and $1,774,000 of the increase in gross profit in the quarter and nine months ended September 30, 2004, respectively, was attributable to a weakening United States dollar (see "Foreign Currency Fluctuations" below).

   Selling, General and Administrative Expenses

   Selling, general and administrative expenses for the quarter ended September 30, 2004 were $13,237,000 or 11.9% of sales compared to $11,455,000 or 13.5% of sales for the quarter ended September 30, 2003. Selling, general and administrative expenses for the nine months ended September 30, 2004 were $41,499,000 or 12.7% of sales compared to $30,206,000 or 13.0% of sales for the nine months ended September 30, 2003. Selling, general and administrative expenses for quarter and nine months ended September 30, 2004 include $2,590,000 and $10,031,000, respectively, related to non-cash stock-based employee compensation compared to $630,000 for the nine months ended
September 30, 2003. No non-cash stock-based employee compensation was recognized during the third quarter of 2003. Non-cash stock compensation expense represents the charge recorded related to stock options issued prior to the date of the IPO on July 28, 2004. At the time of the IPO, the plan required certain modifications to the determination of fair market value for these previously issued options. In accordance with EITF Issue No. 87-23, in periods subsequent to September 30, 2004, no further compensation expense will be recorded related to stock options issued under this plan prior to the IPO on July 28, 2004. Under existing accounting standards, provision for compensation expense related to the 24,000 shares of restricted stock issued under the 2004 Equity Incentive Plan in September 2004 will be approximately $180,000 annually over the next four years. Included in the expense for the third quarter of 2004 was $4,000 related to the restricted stock issued on September 22, 2004. AIP expenses pursuant to the Management Services Agreement for the quarter and nine months ended September 30, 2004 were $132,000 and $1,182,000, respectively, compared with $1,864,000 and $2,663,000 for the quarter and nine months ended September 30, 2003, respectively. Foreign currency transaction gains for the quarter and nine months ended September 30, 2004 were $374,000 and $1,218,000, respectively, compared with a $198,000 gain and $83,000 loss for the quarter and nine months ended
September 30, 2003, respectively.

   Research and Development Expenses

   Research and development expenses for the quarter and nine months ended September 30, 2004 were $1,270,000 and $3,904,000, respectively, compared with $1,144,000 and $3,228,000 for the quarter and nine months ended September 30, 2003, respectively.

   Amortization of Intangible Assets

   Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, was $412,000 and $1,235,000 for the quarter and nine months ended September 30, 2004, respectively, compared with $411,000 and $1,235,000 for the quarter and nine months ended September 30, 2003, respectively.

   Operating Earnings

   Operating earnings for the third quarter of 2004 were $9,396,000 or 8.4% of sales, compared with $5,097,000 of 6.0% of sales, for the third quarter of 2003. Operating earnings for the nine months ended September 30, 2004 were $22,121,000 or 6.8% of sales, compared with $14,401,000 or 6.2% of sales for the quarter ended September 30, 2003. The improvement in 2004 was primarily due to increased gross profit resulting from increased sales volume. This improvement was partially offset by the increase in non-cash stock compensation expense as discussed in Selling, General and Administrative Expenses above.

   Interest Expense

   Interest expense for the quarter and nine months ended September 30, 2004 was $2,054,000 and $10,345,000, respectively, compared with $4,339,000 and $13,334,000 for the quarter and nine months ended September 30, 2003, respectively. The decrease in interest expense in 2004 was due to the refinancing of the Company's capital structure in connection with the IPO completed on July 28, 2004 (see "Liquidity and Capital Resources" below). In addition, the Company had reduced borrowings in 2004 under its previous revolving credit facility prior to the IPO and has had no borrowings under the revolving credit facility portion of the new senior secured credit facility subsequent to the IPO.

   Other Expense - Net

   Other expense - net was $149,000 and $867,000 for the quarter and nine months ended September 30, 2004, respectively, compared with $208,000 and $601,000 for the quarter and nine months ended September 30, 2003, respectively. Debt issuance cost amortization was $300,000 and $1,133,000 for the quarter and nine months ended September 30, 2004 compared with $325,000 and $866,000 for the quarter and nine months ended September 30, 2003, respectively. These amounts include costs related to the Company's credit facilities (see "Liquidity and Capital Resources - Financing Cash Flows" below).

   Income Taxes

   Income tax expense for the quarters and nine months ended September 30, 2004 and 2003 consists primarily of foreign taxes at applicable statutory rates. As of September 30, 2004, the Company had approximately $17,820,000 of federal net operating loss carryforwards that expire in the years 2008 and 2009 to offset against future federal taxable income.

Foreign Currency Fluctuations

   The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company's sales, gross profit and operating earnings for the quarters and nine months ended September 30, 2004 and 2003, in each case compared to the same period in the prior year:

                              Quarters Ended         Nine Months Ended
                               September 30,            September 30,
                             2004        2003         2004        2003
                                       (Dollars in Thousands)

Increase in sales          $  2,581    $  4,296     $  9,826    $  9,300
Increase in gross profit        496         869        1,774       1,699
Increase in
  operating earnings            180         707          349       1,138

EBITDA

   Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and nine months ended September 30, 2004 was $5,219,000 and $24,271,000, respectively, compared with $8,221,000 and $23,775,000 for the quarter and nine months ended September 30, 2003, respectively. EBITDA is presented (i) because EBITDA is used by the Company to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under generally accepted accounting principles, or GAAP, as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Loss as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by (Used In) Operating Activities as shown in the Consolidated Condensed Statements of Cash
Flows:

                              Quarters Ended          Nine Months Ended
                               September 30,            September 30,
                             2004        2003          2004      2003
                                         (Dollars in Thousands)

Net loss                   $ (1,008)   $ (1,507)    $   (394)  $ (3,325)
Interest income                (149)       (121)        (263)      (228)
Interest expense              2,054       4,339       10,345     13,334
Income taxes                    885       2,057        3,987      3,791
Depreciation                  2,725       2,710        8,228      8,083
Amortization (1)                712         743        2,368      2,120
                           ________    ________     ________   ________

EBITDA (2)(3)                 5,219       8,221       24,271     23,775
Changes in assets
 and liabilities            (28,212)        290      (21,830)     3,922
Loss on extinguishment
 of debt                      7,316           -        7,316          -
Non-cash stock
 compensation expense (4)     2,590          (8)      10,031        630
Loss on sale of fixed
 assets                         260         407          273        479
Interest income                 149         121          263        228
Interest expense             (2,054)     (4,339)     (10,345)   (13,334)
Income tax expense             (885)     (2,057)      (3,987)    (3,791)
                           ________    ________     ________   ________
Net cash provided by (used
 in) operating activities  $(15,617)   $  2,635     $  5,992   $ 11,909


Net cash used in
 investing activities      $ (1,945)   $   (963)    $ (4,219)  $ (1,930)


Net cash provided by
 (used in) financing
 activities                $ 27,507    $ (1,865)    $  8,944   $ (8,294)


(1)   Includes amortization of intangible assets and debt issuance costs.
(2) This calculation varies from the calculation in the Company's senior secured credit facility.
(3) EBITDA is reduced by AIP expenses pursuant to the Management Services Agreement as well as fees paid to AIP or its affiliates and advisors for services performed for the Company outside the scope of the Management Services Agreement. These amounts for the quarters ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 totaled $132,000, $1,907,000, $1,289,000 and $2,904,000, respectively.
      EBITDA is also reduced by restructuring charges (severance) for the quarters ended September 30, 2004 and 2003 and nine months ended September 30, 2004 and 2003 of $31,000, $139,000, $201,000 and $421,000,
      respectively.
(4) Non-cash stock compensation expense represents the charge recorded related to stock options issued prior to the date of the IPO on July 28, 2004. At the time of the IPO, the plan required certain modifications to the determination of fair market value for these previously issued options. In accordance with EITF Issue No. 87-23, in periods subsequent to September 30, 2004, no further compensation expense will be recorded related to stock options issued under this plan prior to the IPO on July 28, 2004.

      Under existing accounting standards, provision for compensation expense related to the 24,000 shares of restricted stock issued under the 2004 Equity Incentive Plan in September 2004 will be approximately $180,000 annually over the next four years.

Liquidity and Capital Resources

   Initial Public Offering (IPO)

   On July 28, 2004, the Company completed an initial public offering of 12,362,500 shares of its Class A common stock at $18 per share, from which the Company received net proceeds, after commissions and estimated expenses, of $129,821,000. The Company sold 7,941,177 shares in the offering and AIP sold 4,421,323 shares, 1,612,500 of which were sold through exercise by the underwriters of their over-allotment option. On July 28, 2004, the net proceeds from the stock sale together with $100,000,000 from a new senior secured credit facility were used to retire all of the Senior Notes and accrued interest, repay all borrowings under the Company's previous senior secured credit facility and pay all amounts owed AIP under the Management Services Agreement which was terminated prior to the IPO. The following is a summary of the sources and uses of proceeds related to the IPO:

                                                                   Source
                                                                   (Use)
                                                                 (Dollars in
                                                                 thousands)

Net proceeds from sale of common stock                           $ 129,821
Proceeds from new senior secured credit facility                   100,000
Retirement of Senior Notes (includes prepayment penalty)          (155,560)
Payment of deferred interest on Senior Notes held by Holdings      (23,660)
Payment of other accrued interest on Senior Notes                   (5,382)
Payment of amounts owed to AIP under Management
  Service Agreement                                                 (6,355)
Repayment of obligations under previous credit facility            (18,940)
Payment of refinancing expenses                                     (4,546)
                                                                 _________

Balance used for general corporate purposes                      $  15,378


   Cash Requirements

   During the remainder of 2004, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a material negative effect on its liquidity. If additional borrowings are necessary during 2004, the Company believes it has sufficient capacity under its new senior secured credit facility.

   The terms of the Company's new senior secured credit facility permit it to make capital expenditures, including during 2004, of up to $7,000,000 per year, plus a carryover of up to $2,000,000 per year of amounts not spent up to such limit in the prior year. The Company believes that this limitation will not hinder its ability to make appropriate capital expenditures. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures.

   The following table summarizes the Company's contractual obligations with respect to long-term debt and short-term obligations as of September 30, 2004:

                           1 Year
                 Total     or Less      2-3 Years   4-5 Years   Thereafter

Long-term debt  $104,131   $ 5,359(1)   $ 15,643    $ 15,465     $ 67,664
Short-term
 obligations         734       734             -           -            -
                ________   _______      ________    ________     ________

                $104,865   $ 6,093      $ 15,643    $ 15,465     $ 67,664


(1) As of October 15, 2004, the Company has paid $1,250,000 related to its first mandatory payment due under the term loan portion of the new senior secured credit facility.

   There have been no material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company's 2003 Annual Report on Form 10-K.

   The Company's capital expenditures for the nine months ended
September 30, 2004 were $3,804,000 compared with $1,987,000 for the nine months ended September 30, 2003. The Company expects an increase in capital expenditures over the next twelve months as a result of increased sales activity.

   At September 30, 2004, there were $17,661,000 of standby letters of credit outstanding under all Company bank facilities.

   The Company's long-term liabilities consist of warranty and product liability accruals, pension and postretirement benefit accruals and management service accruals. For the year 2004, the Company expects to contribute $4,100,000 to its pension plans and $1,400,000 for the payment of benefits from its postretirement benefit plan. In 2004, the Company paid $7,100,000 under the Management Services Agreement, which was terminated in July 2004.

   Payments of warranty and product liability claims are not subject to a definitive estimate by year. Management does not anticipate cash requirements for warranty claims to be materially different than historical funding levels. The Company expects the payment of product liability claims for 2004 to be approximately $1,000,000 to $2,000,000 higher than historical levels due to the October 2004 payment of one large claim.

   In addition to the obligations noted above, the Company anticipates cash funding requirements for interest and income taxes of approximately $40,000,000 (which includes $23,660,000 of deferred interest paid to AIP) and $7,000,000, respectively, during the year 2004.

   The Company believes that cash flows from operations will be sufficient to fund its cash requirements outlined above for the next twelve months.

   During the first nine months of 2004, the Company repaid $37,420,000 in borrowings under the previous senior secured credit facility. The Company believes that cash flows from operations will be sufficient to repay any additional borrowings under the new senior secured credit facility in the next twelve months.

   Sources and Uses of Cash

   While the Company had $16,718,000 of cash and cash equivalents as of September 30, 2004, $3,926,000 of this cash was located at various foreign subsidiaries to be used for working capital purposes.

   Operating Cash Flows

   During the first nine months of 2004, the Company generated cash from operating activities of $5,992,000 compared to cash generated of $11,909,000 in the first nine months of 2003. The decrease in cash flows from operating activities was driven primarily by the payment of obligations to AIP under the Management Services Agreement which was terminated in July 2004 and the recognition of revenue on long-term machine contracts for which customer payments were received in 2003.

      Receivables

      The Company recognizes revenues on its machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of September 30, 2004 the Company had $71,616,000 of accounts receivable compared to $73,111,000 of accounts receivable at December 31, 2003. This decrease was primarily due to high fourth quarter sales in 2003 that were collected in 2004.

      Liabilities to Customers on Uncompleted Contracts and Warranties

      Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The decrease of $11,254,000 from December 31, 2003 to September 30, 2004 was due to the recognition of revenue on long-term machine contracts for which customer payments were received in 2003.

   Financing Cash Flows

   On July 28, 2004, the Company entered into a new senior secured credit facility with Goldman Sachs Credit Partners L.P. and GMAC Commercial Finance, LLC. The new senior secured credit facility provides the Company with a senior secured term loan of $100,000,000 and a senior secured revolving credit facility of $50,000,000. The senior secured term loan is payable in quarterly installments to July 2010, subject to earlier prepayment provisions, and bears interest at the prime rate plus an applicable margin (1% to 1.25%) or LIBOR plus an applicable margin (2% to 2.25%). The weighted average interest rate on term loan borrowings at September 30, 2004 was 3.9%. The senior secured revolving credit facility expires on July 28, 2009 and bears interest at the prime rate plus 1.25% or LIBOR plus 2.25%. Borrowings under the revolving portion of the facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. There were no borrowings under the revolving portion of the facility at September 30, 2004.

   The new senior secured credit facility contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company's ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company's domestic assets and the receivables and inventory of its Canadian subsidiary are pledged as collateral under the new senior secured credit facility. In addition, the outstanding capital stock of the Company's domestic subsidiaries as well as the majority of the capital stock of its foreign subsidiaries will be pledged as collateral. The Company is also required to maintain compliance with certain covenants, including financial ratios and minimum levels of EBITDA (as defined). The Company was in compliance with these covenants as of September 30, 2004.

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

   At September 30, 2004, a sensitivity analysis was performed for the Company s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at September 30, 2004 would have the effect of changing the Company's interest expense on an annual basis by approximately $390,000.

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

   Based on the Company's derivative instruments outstanding at September 30, 2004, a 10% change in foreign currency exchange rates would not have a material effect on the Company's financial position, results of operations or cash flows.




               BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                     ITEM 4 - CONTROLS AND PROCEDURES


   As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and President and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and President and Chief Financial Officer, Secretary and Controller concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that material information relating to the Company including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

   There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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






                                  PART II
                             OTHER INFORMATION


  Item 1. Legal Proceedings.

          There have been no material changes to the information set forth in Item 3 - Legal Proceedings and Other Contingencies of the Company's Annual Report on Form 10-K for the year ended
          December 31, 2003 except as included in Other Litigation in
          Note 8 to the September 30, 2004 consolidated condensed financial statements.

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

          (b) Reports on Form 8-K:

              - A report on Form 8-K was filed on July 16, 2004 to disclose the issuance of a press release announcing summary unaudited results for the three and six months ended June 30, 2004.

              - A report on Form 8-K was filed on July 23, 2004 to disclose the issuance of a press release announcing the pricing of the Company's IPO.

              - A report on Form 8-K was filed on July 29, 2004 to disclose the issuance of a press release announcing the completion of the Company's IPO of shares of its Class A common stock.




                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BUCYRUS INTERNATIONAL, INC.
                              (Registrant)



Date     October 27, 2004     /s/C. R. Mackus
                              Craig R. Mackus
                              Chief Financial Officer, Controller
                               and Secretary
                              Principal Accounting Officer


Date     October 27, 2004     /s/T. W. Sullivan
                              Timothy W. Sullivan
                              President and Chief Executive Officer






                        BUCYRUS INTERNATIONAL, INC.
                               EXHIBIT INDEX
                                    TO
                       QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2004


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

 3.1  Corrected Amended and           Exhibit 3.1 to
      Restated Certificate of         Registrant's
      Incorporation.                  Current Report
                                      on Form 8-K
                                      filed with the
                                      Commission on
                                      September 24, 2004.

 3.2  Amended and Restated            Exhibit 3.2 to
      Bylaws, effective               Registrant's
      July 27, 2004.                  Current Report
                                      on Form 8-K
                                      filed with the
                                      Commission on
                                      September 24, 2004.

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

 4.2  Specimen Class B common         Exhibit 4.2 to
      stock certificate.              Registrant's
                                      Quarterly Report
                                      on Form 10-Q
                                      filed with the
                                      Commission on
                                      August 16, 2004.

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

10.9  Employment Agreement            Exhibit 10.17 to
      between Registrant and          Registrant's
      C. R. Mackus dated as of        Quarterly Report
      May 21, 1997.                   on Form 10-Q
                                      filed with the
                                      Commission on
                                      August 14, 1997.

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

10.12 Board of Directors              Exhibit 10.17
      Resolution dated                to Registrant's
      December 16, 1998               Annual Report on
      amending the 1998               Form 10-K for
      Management Stock                the year ended
      Option Plan.                    December 31, 2002.

10.13 Form of Registration            Exhibit 10.20 to
      Rights Agreement.               Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 6, 2004.

10.14 Loan and Security Agreement     Exhibit 99.2 to
      dated July 28, 2004             Registrant's
      by and among Registrant,        Report on Form 8-K
      Minserco, Inc., Boonville       filed with the
      Mining Services, Inc., the      Commission on
      guarantor named therein,        July 29, 2004.
      the lenders party thereto,
      and GMAC Commercial Finance
      LLC and Goldman Sachs Credit
      Partners L.P.

10.15 2004 Equity Incentive          Exhibit 10.22 to
      Plan.                           Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.16 2004 Executive Officer          Exhibit 10.23 to
      Incentive Plan                  Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.17 Non-Employee Directors          Exhibit 10.24 to
      Deferred Compensation Plan.     Registration
                                      Statement on
                                      Form S-1/A of
                                      Registrant
                                      filed with the
                                      Commission on
                                      July 16, 2004.

10.18 Letter Agreement between        Exhibit 10.21 to
      Registrant and T. W. Sullivan   Registrant's
      dated July 27, 2004.            Quarterly Report
                                      on Form 10-Q
                                      filed with the
                                      Commission on
                                      August 16, 2004.

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