Form 10-K
period 2004-12-31
BUCYRUS INTERNATIONAL INC
filed 2005-03-21
CIK 740761

____________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-871

___________

BUCYRUS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	39-0188050 (I.R.S. Employer Identification No.)
P. O. BOX 500 1100 MILWAUKEE AVENUE SOUTH MILWAUKEE, WISCONSIN (Address of Principal Executive Offices)	53172 (Zip Code)
(414) 768-4000 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.01 per share

___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The Registrant completed its initial public offering on July 28, 2004. Consequently, the Registrant is unable to determine the aggregate market value of its common stock as of June 30, 2004, which was the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 14, 2005, 20,182,695 shares of Class A common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

1)	Portions of the Company’s 2004 Annual Report to Shareholders are incorporated by reference in Part II.

2)	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2005 are incorporated by reference in Part III.

______________________________________________________________________________

PART I

SOURCES OF MARKET AND INDUSTRY DATA

This report includes market share and industry data and forecasts that Bucyrus International, Inc. (the “Company”) has obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Information regarding historical equipment sales, industry surveys of equipment installation and industry aftermarket purchasing and sales information are derived primarily from databases maintained by the Parker Bay Company, which specializes in providing market research for the mining and earthmoving equipment industries. Third party surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. The Company has not independently verified any of the data from third party sources nor has it ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys and reports, industry forecasts and market research, which the Company believes to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. In addition, the Company does not know what assumptions regarding general worldwide or country specific economic growth were used in preparing the forecasts cited in this report. Except where otherwise noted, statements as to its position relative to the Company’s competitors or as to market share refer to the most recent available data.

FORWARD LOOKING STATEMENTS

This report contains statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may be identified by the use of predictive, future tense or forward looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

•	customers’ production capacity, stockpiles, and production and consumption rates of copper, coal, iron, oil and other ores and minerals;

•	the cash flows of customers;

•	consolidation among customers and suppliers;

•	work stoppages at customers, suppliers or providers of transportation;

•	the timing, severity and duration of customer and industry buying cycles;

•	unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities that affect the Company;

•	litigation;

•	nonrecurring restructuring and other special charges incurred by the Company;

•	changes in accounting or tax rules or regulations that affect the Company;

•	changes in the relative values of currencies;

•	the Company’s leverage and debt service obligations;

•	the Company’s success in recruiting and retaining key managers and employees;

•	labor costs and labor relations; and

•	the Company’s plant capacity.

The review of important factors above is not exhaustive, and should be read in conjunction with the other cautionary statements included in this report. All forward looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Company Overview

The Company was incorporated in Delaware in 1927 as the successor to a business which began producing excavation machines in 1880. After 1987, the Company began exclusively producing surface mining equipment. On August 21, 1997, the Company entered into a merger agreement with Bucyrus Holdings LLC (“Holdings”) (formerly known as American Industrial Partners Acquisition Company) and a wholly owned subsidiary of Holdings. Pursuant to the merger agreement, Holdings’ subsidiary purchased the Company’s common stock. The subsidiary was merged with and into the Company, as the surviving entity on September 26, 1997, at which time the Company became a wholly owned subsidiary of Holdings. The Company concurrently entered into a management services agreement with American Industrial Partners (“AIP”). In 2000, AIP and its affiliates made a further investment in the Company through its purchase from third party investors of approximately $75.6 million of the Company’s Senior Notes due 2007. The Senior Notes were redeemed, and the management services agreement was terminated, in connection with the Company’s initial public offering in July 2004 (see Liquidity and Capital Resources section of ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for further discussion on the Company’s initial public offering). Upon the completion of this initial public offering and a secondary public offering of additional Company shares held by AIP in November 2004, the Company was no longer controlled by AIP.

The Company designs, manufactures and markets draglines, electric mining shovels and rotary blasthole drills used for surface mining and provides the aftermarket replacement parts and service for these machines. There are only two global manufacturers of a full line of this large excavation machinery and the Company believes it has the largest installed base of this equipment in the world and the leading market share in draglines and large rotary blasthole drills. The Company’s products are sold to customers throughout the world in every market where surface mining is conducted with modern methods.

Surface mining is safer, has lower extraction costs and is growing faster than underground mining. Growth is driven by increased demand for surface mined commodities such as copper (South America), oil sands (Canada) and coal (Australia, South Africa, the Western United States, and increasingly, China and India). The Company has established a leading position in these important surface mining regions. The Company believes that coal surface mining in China and India holds significant potential for long-term growth, and in early 2004, the Company entered into a $57 million contract for a dragline sale to the China market. The Company believes that the sale of this dragline, the first of its kind sold into China, marks a trend towards the adoption of technologically advanced surface mining methods in China.

The Company sells both original equipment manufactured (“OEM”) and aftermarket parts and service. OEM machine sales are closely correlated with the strength of commodity markets and maintain and augment the Company’s almost $10 billion (calculated by estimated replacement value) installed base, which provides the foundation for aftermarket activities. The Company’s aftermarket parts and service operations, which are more stable and more profitable than its OEM sales, accounted for approximately 70% of sales over the last ten years. Over that period and throughout commodities cycles, the Company’s aftermarket sales have sustained a compound annual growth rate of 8%, increasing every year except for one year (1999) in which sales declined 2%. The Company has a broad and established global presence with a network of

26 sales and service offices located in all countries with major surface mining operations. The Company manufactures its OEM machines and the majority of aftermarket parts in its facility in South Milwaukee, Wisconsin.

The Company concentrates on producing technologically advanced and productive machines that allow the Company’s customers to conduct cost-efficient operations. The Company is the only surface mining manufacturer of alternating current (“AC”) drive draglines and electric mining shovels and offers advanced computer control systems which allow technicians at its headquarters to remotely monitor and adjust its machines all around the world via the Internet.

Industry Overview

The equipment the Company manufactures and services is primarily used to mine copper, coal, oil sands and iron ore. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. While the Company’s aftermarket parts and service sales have grown consistently, mine operators tend to purchase OEM equipment when they anticipate sustained strength in the commodities markets. Prices for copper, coal, oil and iron ore have increased significantly as compared to prior years. Factors that could support sustained demand for these key commodities include continued economic growth in China, India and the developing world and renewed economic strength in industrialized countries.

Commodities Markets Served

The Company’s equipment is primarily used by large multinational companies engaged in surface mining for a variety of commodities. Surface mining equipment for copper, coal, oil sands and iron ore operations have accounted for the largest percentage of industry demand. Copper and oil sands mining operations have accounted for an increasing share of the Company’s sales of OEM machines and aftermarket parts and services, and these sectors are expected to continue to grow.

Copper. Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. According to the Copper Development Association, on average each Western single family home contains approximately 400 pounds of copper and each automobile contains approximately 50 pounds of copper. Copper is predominantly surface mined. Demand for copper is being driven by demand for copper in the developed world and accelerating economic growth in the developing world. Developing world demand is compounded because developing markets do not have the advantage of large pools of recycled copper scrap, which historically has accounted for approximately half of United States copper consumption. From 2000 to 2003, Chinese copper consumption grew at double digit rates, and in 2002, China overtook the United States as the largest consumer of refined copper. According to the International Copper Study Group (“ICSG”), in 2003 worldwide mine production of copper was 30 billion pounds and is projected to increase to 32 billion pounds in 2004. In addition, total expansion of annual mine capacity from 2003 to 2007 is expected to be approximately 3.7 billion pounds. The projected expansions exclude additional production that could come from existing capacity at mines that are currently on care and maintenance or temporary cutback, or swing capacity.

Coal. Coal is the world’s most abundant low-cost energy source and is a critical element of energy policy. There are two types of coal: steam coal used to generate electricity and coking coal required to produce steel. Demand for coking coal has recently risen in tandem with the increased demand for steel. The largest coal producers are China, the United States, India, Australia, Russia and South Africa. Within the United States, environmental legislation and increases in the prices for natural gas have caused demand for low sulfur surface mined coal to increase. There has been a shift in coal mining activity from high sulfur coal reserves in the Midwestern states to low sulfur coal, which is primarily surface mined, in the Powder River Basin area in Wyoming and in Montana. According to the Energy Information Administration, a statistical agency of the United States Department of Energy (“EIA”), in every year since 1974, levels of surface mining in the United States have exceeded levels of underground mining and over the same period have grown more than three times as fast. In 2003 (the most recent year for which data is available), the EIA has estimated that approximately twice as much coal was surface mined.

China and India, which together account for 37% of the world’s population, have fast-growing economies and limited domestic energy sources other than coal. In China, coal is primarily mined underground, but surface mining is growing and in an attempt to support China’s growing economy, China is increasingly adopting modern surface mining methods and using western equipment to access its coal reserves. According to the Chinese government, in 2003 China produced approximately 1.7 billion short tons of coal, a 25% increase over 2002. According to preliminary statistics released by the China National Development and Reform Commission, China’s coal output increased approximately 17% in 2004 compared to 2003. China is expected to produce 2.05 billion tons of coal in 2005. Coal is predominately surface mined in India. According to the World Coal Institute, in 2002 India produced 367 million short tons of coal, and, according to Coal India Limited, demand is expected to be 578 million tons by 2011.

Oil Sands. A geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. The oil sands are believed to contain the equivalent of 300 billion barrels of oil, of which 175 billion has already been established as commercially viable. For reference, according to the EIA’s International Energy Annual 2002, the oil reserves of Saudi Arabia contain approximately 260 billion barrels. According to Canadian government sources, Alberta’s oil sands currently account for about one-third of Canada’s petroleum production, and in 2005, the Alberta Ministry of Energy anticipates that about one-half of Canadian crude oil production and 10% of North American production will come from the oil sands. Surface mining methods account for approximately 65% of current production in the oil sands region. In 1999, the Company acquired certain assets of an Alberta-based Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. This acquisition enabled the Company to establish a sales and service infrastructure and further strengthen its position in the oil sands area of Western Canada.

Iron Ore. Iron ore is the only source of primary iron used to make steel and is mined in more than 50 countries. Substantially all iron ore is surface mined. In recent years, the five largest producers, accounting for approximately 75% of world production, have been China, Brazil, Australia, Russia and India. The market for iron ore is largely a function of the demand for steel. Steel is used to produce, among other things, automobiles and other motor vehicles, mass transit and rail transport equipment, structural components for building and infrastructure, including bridges, railroads and factories, and industrial parts. According to the U.S. Geological Survey, worldwide production of iron ore in 2003 was estimated to be 1.25 billion tons. Growth is driven by Chinese industrialization as well as additional requirements for steel in the developed and developing world.

Other Minerals. Surface mining machines are also used to mine phosphate, bauxite, gold and diamonds.

OEM Products

The Company’s line of OEM machines includes draglines, electric mining shovels and rotary blasthole drills.

Draglines. Draglines are primarily used in coal mining applications to remove overburden by dragging a large bucket through the overburden and carrying it away. The Company’s draglines weigh from 500 to 7,500 tons, and are typically described in terms of their “bucket size,” which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $10 million to over $70 million per dragline. Draglines are the largest and most expensive type of surface mining equipment, but offer customers the lowest cost per ton of material moved. The average life of a dragline is approximately 40 years.

Electric Mining Shovels. Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper capacity. The Company offers a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from 7 to 90 cubic yards. Prices range from approximately $2 million to approximately $15 million per shovel. The Company’s most popular shovels sell for approximately $10 million. The Company’s electric mining shovels have an average life of approximately 15 years.

Rotary Blasthole Drills. Many surface mines require breakage or blasting of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The Company offers a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $4 million per drill, depending on machine size and other variable features. The Company’s most popular drills sell for approximately $3 million. The average life of a rotary blasthole drill is approximately 15 years.

Aftermarket Parts and Services

The Company has a comprehensive aftermarket business that supplies replacement parts and services for the Company’s installed base of operating equipment. Over the life of a machine, customer purchases of aftermarket parts and services generally exceed the original purchase price of the machine. The Company’s aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey erections, equipment operation and complete equipment management under comprehensive, long-term maintenance and repair contracts. The Company also distributes less sophisticated components which are consumed in the normal course of operating these machines. The Company’s aftermarket business also comprises ancillary operations, including repair services and parts distribution provided by the Company’s principal Canadian subsidiary to Canadian customers in the pulp and paper, sawmill, oil and natural gas industries. A substantial portion of the Company’s international repair and maintenance services are provided through its global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. The Company also maintains a continuous physical presence at certain customers’ domestic and overseas mine sites in some of these countries as well as in Argentina in connection with its maintenance and repair contract operations.

The Company realizes higher margins on sales of aftermarket parts and services than on sales of OEM machines. Moreover, because these machines tend to operate continuously in all market conditions with expected lives ranging from 15 to 40 years and have predictable parts and maintenance needs, the Company’s aftermarket business is inherently more stable and predictable than the market for OEM machines, which is closely correlated with expectations of sustained strength in commodity markets.

Large mining customers are increasingly outsourcing the skills involved in maintaining large and complex surface mining equipment. The Company offers comprehensive maintenance and repair contracts to address this trend. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for the Company’s personnel to operate the equipment being serviced. Maintenance and repair contracts are beneficial to the Company’s customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. Maintenance and repair contracts typically have terms of three to five years with provisions for renewal and early termination. New mines in areas such as Argentina, Australia, Canada, Chile and Peru are the Company’s primary targets for maintenance and repair contracts because it is difficult and expensive for mining companies to establish the necessary infrastructure for ongoing maintenance and repair in remote regions of these countries.

The Company’s aftermarket parts and service sales have generally grown consistently over the past ten years. For most of the Company’s customers, production continues even during periods of lower commodity prices, maintaining demand for aftermarket parts and services, although will-fitter competition tends to intensify during periods of commodity price weakness. The Company has improved performance in key areas that motivate customers to purchase its aftermarket parts and services by reducing lead times, increasing on-time delivery and implementing an information technology infrastructure to better serve and market to its customers. The Company believes its emphasis on quality and technology has further increased customer motivation to use more of its aftermarket parts and services. The Company believes that its continued focus on on-time delivery, competitive lead times and enhanced information technology systems combined with its comprehensive offerings of quality aftermarket components and installation services and its development of key supplier alliances position it to compete effectively for most aftermarket opportunities.

In July 2004, the Company completed the acquisition of Contel Plus Automation & Drive Systems (Proprietary) Limited (“Contel”), a world class provider of electrical and machine upgrade systems with sales of approximately $1 million in 2003. This acquisition will allow the Company to combine Contel’s machine upgrade experience with its OEM machine knowledge to provide a full range of electrical upgrades and service for its OEM machines. The Company continues to look for small acquisitions to help it enhance its aftermarket service business.

Customers

Most of the Company’s customers are large multinational corporations with operations in each of the major surface mining markets. In recent years, customers have reduced their operating costs by employing larger, more efficient machines such as those produced by the Company and have become increasingly sophisticated in their use and understanding of technology. The Company’s focus on incorporating advanced technology such as AC drives and advanced controls has increased customer adoption of the Company’s product offerings. Further, the Company believes these developments have contributed to increased demand for its aftermarket parts and service since the Company is well equipped to provide the more sophisticated parts, product technical knowledge and service required by customers who use more complex and efficient machines.

Over the past five years, the Company’s customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. The Company expects China and India to experience the most growth in surface mining in the future. In the aggregate, customers spent $132.8 million, $65.6 million and $47.6 million on the Company’s OEM machines and $321.4 million, $272.1 million and $242.0 million on aftermarket parts and services in 2004, 2003 and 2002, respectively. These amounts are projected to increase in 2005 as OEM machine sales increases are driven by customer expectations of sustained strength in the copper, coal, oil sands and iron ore markets, rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. Customers’ purchases of OEM products may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. Aftermarket sales are expected to increase as customers continue the trend of utilizing the Company parts and services in a broader range of applications on their installed base of equipment. The Company’s customers use the Company’s aftermarket parts and services because the Company’s high quality, reliable and durable products and services are well suited to the long productive lives of its OEM machines. However, surface mine operators may find it more economical to buy lower quality and less durable parts from will-fitters for equipment that is near the end of its useful life.

The Company’s customers operate under a high fixed cost structure. Small savings on the initial purchase of OEM machines are lost if they lead to less efficient machines and greater down time. Furthermore, their operations are often conducted in remote areas and the large capital investment and long lead time associated with the purchase and erection of a machine encourages customers to select reliable and efficient machines and to keep these machines in continuous operation for as long as possible. As a result, customers are focused on quality as well as price and expect the Company to offer comprehensive aftermarket parts and services to increase efficiency and reduce down time.

The Company does not consider itself to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of sales, particularly new machine sales. In 2004, 2003 and 2002, one customer, BHP Billiton, accounted for approximately 12%, 17%, and 12%, respectively, of the Company’s sales. The Company’s top five customers in each of 2004, 2003 and 2002 collectively accounted for approximately 36%, 43% and 41%, respectively, of the Company’s sales. This trend reflects the consolidation of the mining industry.

Information Technology Infrastructure

In early 2004, the Company completed the worldwide installation of Baan, the enterprise resource planning (“ERP”) system that was initially installed for its United States operations in August 1999. The ERP system allows the Company to rapidly analyze information in real time on a regional, customer, product line and commodity basis. Through the ERP system the Company can monitor numerous functions, including engineering, distribution, inventory and finance. The Company can collect data regarding its customers’ buying patterns and pricing history and deliver this information in real time to its management to assist in their decision making. The Company ERP system also allows it to apply company wide performance metrics, which the Company uses to evaluate and improve its operations.

The Company believes it can utilize its information technology infrastructure to generate new sales, particularly aftermarket sales. The Company’s system allows it to monitor its worldwide inventory, determine when the Company or the Company’s suppliers can deliver parts and track on time delivery performance, which together enables the Company to improve the accuracy of its quoted lead times, thereby increasing customer satisfaction and inventory turns. The Company is developing strategies to increase sales and more effectively compete on price, delivery and available inventory because it can identify success rates on quotations for specific parts and customers and can record and communicate determinations as to the reasons for lost sales. The Company can ensure consistency and optimize pricing by monitoring pricing trends of individual parts sold worldwide. The Company is able to use its system to examine data related to its installed base, categorized by commodities, customers, and specific machines, to discern trends and formulate strategies for adding incremental sales. Information on global vendor sourcing and cost will enable the Company to identify and utilize lower cost sources of supply.

The Company has begun the rollout in targeted markets of BucyrusLink, an Internet portal which allows the Company’s customers to access a website customized for their Bucyrus machine fleet. Through this website the customer can access information such as part and kit recommendations based on their previous order history, maintenance manuals and information regarding service, available machine upgrades and retrofits. Customers can use the system to order aftermarket parts and track orders through this Internet portal. The Company’s goal is to add three to four of its ten largest customers to the system during the next year.

The Company also offers advanced computer control systems to customers which monitor machine operating data, allow for operational analyses and optimization and monitor material moved to help prevent overloading. This system is available on all new machines and can be added to over 40% of the units in the Company’s installed base. The control systems on the machines transmit this information to a remote base station located in a mine office. This allows for real time worldwide access by the Company’s employees and customers to machine information for machine status tracking and fault resolution. This significantly reduces delay in machine repairs and provides important information on the operation and performance of the machine, allowing technicians to troubleshoot and adjust machines without visiting mine sites.

Marketing, Distribution and Sales

OEM machines and aftermarket parts and services are primarily sold directly by Company personnel both in the United States and in foreign markets. Sales outside the United States are made through Company offices located in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and, in some markets, by independent sales representatives.

Typical payment terms for new equipment require a down payment, and require customers to make progress payments. Lead times for large OEM machines generally vary from four to nine months, but can be two years or more for a dragline. The Company generally attempts to obtain committed raw materials pricing through arrangements with suppliers for periods of up to a year. Recently, the Company has incurred raw materials surcharges, and has been able to include terms providing for recovery of these cost increases in contracts entered into in 2004. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order.

Foreign Operations

The Company’s largest foreign markets are Australia, Canada, Chile, South Africa, China, India and Peru. The Company employs direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of the Company’s sales and operating earnings is attributable to operations located outside the United States. Over the past five years, over 75% of the Company’s OEM machine sales and approximately 70% of its aftermarket sales have been in international markets, of which the most significant over that five year period have been Australia at 12.9%, Canada at 15.2%, Chile at 14.9% and South Africa at 8.0%. The Company’s foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $327.4 million in 2004, $260.4 million in 2003 and $212.7 million in 2002. Approximately $352.9 million or 81% of the Company’s backlog of firm orders at December 31, 2004 represented orders for export sales compared with $198.6 million or 85% at December 31, 2003 and $199.2 million or 81% at December 31, 2002.

New machine sales in foreign markets are supported by the Company’s established network of foreign subsidiaries and overseas offices that directly market its products and provide ongoing services and replacement parts for equipment installed abroad. The availability and convenience of the services provided through this worldwide network ensure the efficient operation of Company equipment by its customers, promote high margin aftermarket sales of parts and services, and give the Company a sustained local presence to promote new machine orders.

The Company sells OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Canada, South Africa, Brazil and the United Kingdom. Aftermarket services are paid for primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. In the aggregate, approximately 70% of the Company’s 2004 sales were priced in United States dollars. The value, in United States dollars, of the Company’s investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. The Company does not normally enter into significant currency hedges, although it may enter into arrangements to hedge specific non-United States dollar denominated contracts.

Competition

The Company’s only global competitor in electric mining shovels and draglines is the P&H division of Joy Global, Inc., although for certain applications the Company’s electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In rotary blasthole drills, the Company’s primary competitors are the P&H division of Joy Global, Inc. and Atlas Copco AB, which recently acquired a drilling equipment business from Ingersoll-Rand Company Limited. In China and Russia, the Company also faces limited competition from regional and domestic equipment manufacturers; however, such competition is not material to the Company’s core markets. Methods of competition are diverse and include price, lead times, operating costs, machine productivity, design and performance, reliability, service, delivery and other commercial factors. Long-standing relationships the Company and its competitors have with customers and their decision makers can provide a strong incumbency advantage in retaining business and securing new orders.

For most owners of the Company’s machines, the Company is the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of independent firms called will-fitters that produce copies of the parts manufactured by the Company and other original equipment manufacturers. The Company’s principal OEM competitor also participates in this business. These copies are generally sold at lower prices for use on older machines, and are generally acknowledged to be of lower quality than parts produced by the manufacturer of the original equipment. The Company also faces significant competition from manufacturers and distributors in the sale of consumable replacement parts which the Company does not manufacture, including wire rope, non specialized parts and less sophisticated electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

The Company has a variety of programs to attract large volume customers for its replacement parts. Although will-fitters engage in significant price competition in parts sales, the Company possesses clear non-price advantages over will-fitters. The Company’s engineering and manufacturing technology and marketing expertise exceed that of its will-fit competitors, who in many cases are unable to duplicate the exact specifications of the Company’s parts. Moreover, the use of parts not manufactured by the Company can void the warranty on a new Company machine, which generally runs for one year, with certain components under warranty for longer periods.

Raw Materials and Supplies

The Company purchases from outside suppliers raw materials, principally structural steel, castings and forgings required for its manufacturing operations, and other items, such as electrical equipment, that are incorporated directly into the end product. The Company’s foreign subsidiaries purchase components and manufacturing services both from local suppliers and from the Company. Certain additional components are sometimes purchased from suppliers, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content requirements exist, local subcontractors can occasionally be used to manufacture the required components.

The Company obtains all of the AC electrical drive components for its products exclusively from Siemens Energy & Automation, Inc. (“Siemens”), a United States subsidiary of Siemens AG. The Company’s products incorporate electrical equipment, including AC drive systems and computer hardware and software, which the Company believes provides its products with an efficiency advantage. The Company purchases these electrical systems, produced by Siemens, under a contract that has been continuously renewed since 1976. The Company expects this relationship to continue and the contract to be renewed prior to its expiration date in 2006. The contract provides for Siemens to supply the Company with electrical systems for the Company’s manufactured machinery under specified pricing parameters with exclusivity provisions applying to both parties. The contract also includes limited warranties on parts and services supplied by Siemens. Additionally, the Company and Siemens have entered into particular contracts or arrangements with respect to the development of joint technology for application to specific projects. The Company is not dependent upon any other sole source supplier.

Recently, demand for steel and consolidation in the steel industry have resulted in pronounced price increases for steel. The Company generally attempts to obtain committed raw materials pricing, through arrangements with its suppliers, for up to a year. Recently, the Company has incurred raw materials surcharges and has been able to include terms providing for recovery of these cost increases in contracts entered into in 2004. The Company has done business with a majority of its principal vendors for more than two decades and believes that it benefits from good relations with these vendors. Through commercial arrangements, forward pricing and contractual cost pass-throughs, management believes it has minimized exposure to price increases and surcharges for raw materials.

Manufacturing

The design, engineering and manufacturing of most of the Company’s machines and manufactured aftermarket parts is done at its 1,048,000 square foot South Milwaukee, Wisconsin complex. The Company uses large, heavy manufacturing equipment in the machining, welding and assembly of OEM machines and manufactured aftermarket parts. The Company’s OEM machines typically consist of up to hundreds of thousands of parts, many of which are specialized. For example, the Company’s model 495B series electric mining shovel has 133,127 parts, while the Company’s 2570WS dragline has 587,155 parts. OEM machines and the majority of aftermarket parts are customized based on customer requirements. The size and weight of these OEM machines dictate that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of the Company’s technicians. Planning and on-site coordination of machine assembly is a critical component of the Company’s service to its customers. To reduce lead times and ensure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units and parts to meet forecasted customer demands. As of December 31, 2004, the Company had $110.8 million of inventory.

Backlog

The backlog of firm orders was $436.3 million at December 31, 2004 and $233.6 million at December 31, 2003. Approximately 53% of the backlog at December 31, 2004 was expected to be filled during 2005.

Patents, Licenses and Franchises

The Company has numerous United States and foreign patents, patent applications and patent licensing agreements. The Company does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $5.6 million in 2004, $4.6 million in 2003 and $6.5 million in 2002. The increase in 2004 as compared to 2003 was in part due to expenditures related to the development of electrical and machine upgrade systems. Product development expense was reduced from 2003 as compared to 2002 primarily due to the completion in 2002 of several major product improvement projects.

Employees

At December 31, 2004, the Company employed approximately 1,725 persons, approximately 750 of whom are located outside the United States. Approximately 300 of the Company’s United States employees are unionized. The Company’s non-United States workforce is not unionized, with the exception of a portion of the staff of certain Chilean operations. The Company considers its relationship with its unionized and non-unionized workers to be good. The contract with the United Steel Workers of America representing hourly workers at the South Milwaukee, Wisconsin facility and the three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing hourly workers at the Memphis, Tennessee facility expire in April 2010 and September 2005, respectively.

Financial Information

Financial information about the Company’s business segment and geographic areas of operation is contained in Item 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and Item 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Available Information

Copies of the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the completion of the Company’s initial public offering on July 28, 2004 are available free of charge through the Company’s internet site (www.Bucyrus.com) as soon as practicable after filing with the SEC.

Copies of the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available free of charge by contacting the Company at 1100 Milwaukee Ave., South Milwaukee, Wisconsin 53172 (414-768-4000).

ITEM 1A.	EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names and ages, as of March 20, 2005, of the Company’s executive officers, as well as the positions and offices held by those persons. Officers serve at the discretion of, and for the term set by, the board of directors.

Name	Age	Position

Timothy W. Sullivan	51	President, Chief Executive Officer and Director
Thomas B. Phillips	59	Executive Vice President and Chief Operating Officer
Craig R. Mackus	52	Chief Financial Officer, Controller and Secretary
Frank P. Bruno	68	Vice President—Human Resources
John F. Bosbous	52	Treasurer

Mr. Sullivan became the Company’s President and Chief Executive Officer on March 19, 2004 and was previously President and Chief Operating Officer from August 14, 2000 to March 19, 2004. Mr. Sullivan rejoined the Company on January 17, 2000 as Executive Vice President. From January 1999 through December 1999, Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From June 1998 through December 1998, Mr. Sullivan was the Company’s Executive Vice President—Marketing and from April 1995 through May 1998 was the Company’s Vice President Marketing and Sales. Mr. Sullivan has been a director of the Company since August 2000.

Mr. Phillips served as Executive Vice President from August 2000 until March 19, 2004, when he became the Company’s Executive Vice President and Chief Operating Officer. Mr. Phillips rejoined the Company on January 10, 2000 as Vice President—Operations. From September 1999 through January 2000, Mr. Phillips served as a Consultant and Assistant to the President at United Container Machinery, Inc. From 1983 through 1999, Mr. Phillips held various positions with the Company: Executive Vice President—Operations from June 1998 through April 1999, Vice President—Materials from March 1996 to June 1998, Director of Materials from 1986 to 1996, Manufacturing Manager from June 1986 to October 1986 and Materials Manager from 1983 to 1986.

Mr. Mackus became the Company’s Chief Financial Officer on June 9, 2004 after serving as Vice President—Finance from October 2002 through June 9, 2004, and has served as Secretary since May 1996 and as Controller since February 1988. Mr. Mackus was Division Controller and Assistant Corporate Controller from 1985 to 1988, Manager of Corporate Accounting from 1981 to 1982 and 1984 to 1985, and Assistant Corporate Controller of Western Gear Corporation from 1982 to 1984.

Mr. Bruno has served as Vice President—Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held various positions in Human Resources and Administration with Eagle Industries, Inc.

Mr. Bosbous has served as Treasurer since March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1988.

ITEM 2.	PROPERTIES

The Company’s principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin. This plant comprises several buildings totaling 1,048,000 square feet of floor space. A portion of this facility houses the Company’s corporate headquarters and research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication and assembly of the Company’s mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of the land and buildings in the South Milwaukee complex including a 927,685 square foot manufacturing and office complex. The term of the lease is twenty years with the option to renew the lease for up to five five-year terms at the Company’s option. Annual rent under the lease is $1.1 million in years 1 through 15, with rent in successive years subject to escalation as provided in the lease. The lease is a net lease under which the Company is responsible for associated taxes, utilities and insurance. The Company continues to own the remainder of the land and buildings in South Milwaukee.

Effective February 1, 2005, the Company leases a facility in Milwaukee, Wisconsin, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space, to be used for expansion of its manufacturing operations. The lease expires in January 2010.

The Company leases a facility in Memphis, Tennessee, which has approximately 90,000 square feet of floor space and is used as a central parts warehouse. The current lease expires in July 2007.

Bucyrus Canada Limited, a wholly owned subsidiary of the Company, owns a facility in Edmonton, Alberta, Canada. An outstanding mortgage loan in the amount of approximately C$3.1 million at Bucyrus Canada Limited is collateralized by this facility.

The Company owns or leases administrative and sales offices in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and has repair facilities in Brazil, Canada and Chile.

All of the Company’s domestic assets are pledged as collateral under its senior secured credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral.

The Company believes that its domestic and foreign properties, taken together with the Company’s ability to purchase requirements from outside vendors and perform work at customer sites, appropriately meet its needs.

ITEM 3.	LEGAL PROCEEDINGS

Product Liability

The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. The Company’s products are operated by the Company and the Company’s customers’ employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. In addition, independent contractors may not be subject to state workers’ compensation regimes. The Company has insurance covering most of these claims, subject to varying deductibles of up to $3 million, and various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

In July 2002, an adverse judgment was issued against the Company in a case styled Underwood, et ux. v. B-E Holdings, Inc. in the United States District Court for the Western District of New York. The plaintiff asserted that the Company was responsible for personal injuries suffered in a workplace accident. The jury in the case awarded the plaintiff over $7.1 million in damages, and apportioned 35% of the judgment to the Company, with 45% apportioned to the plaintiff’s employer and the remainder to the plaintiff. The Company fully reserved for its self-insured share of the judgment. In October 2004, the Company paid the self-insured portion of the judgment for which it is responsible into an escrow account with the insurance carrier. All appeals of the judgment were dismissed by the Second Circuit Court of Appeals and the case was marked settled and discontinued in the District Court on October 15, 2004.

Suits Alleging Exposure to Asbestos and Other Substances

The Company has been named as a co-defendant as of December 31, 2004 in approximately 300 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,490 plaintiffs. The cases are pending in courts in 13 states, including Alabama (Jefferson County); California (Los Angeles County, San Francisco County); Connecticut (Fairfield County); Illinois (Douglas County, Madison County); Indiana (Marion County); Louisiana (U.S. District Court, Middle District of Louisiana; now moved to the U.S. District Court, Eastern District of Pennsylvania); Minnesota (Itasca County, Ramsey County); New York (Oneida County, Ontario County, New York County); Oregon (Multnomah County); Rhode Island (Providence County); Texas (Freestone County, Harrison County, Rusk County, Titus County, Wharton County); Utah (Salt Lake County) and Washington (King County). In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other

One of the Company’s wholly owned subsidiaries is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of one of the Company’s subsidiaries tipped over. The owner of the dragline has sued an unaffiliated third-party on a negligence theory for property damages and business interruption losses in a range of approximately $25 million to $27 million. The unrelated third party has brought a third party action against the Company’s subsidiary. The Company’s insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any.

The Company is also involved in various other litigation in the United States and abroad arising in the normal course of business, including arbitration proceedings with unions representing the Company’s employees, as well as individual employees, and proceedings before and involving the National Labor Relations Board. It is the view of management that the Company’s recovery or liability, if any, under pending litigation is not expected to have a material effect on its financial position, results of operations, or cash flows, although no assurance to that effect can be given.

Prior to 1985, one of the Company’s wholly owned, indirect subsidiaries, Equipment Assurance Limited (“EAL”) provided comprehensive general liability insurance coverage for affiliated corporations, including its operating company parent, and invested in risk pools as part of its reinsurance activities. In 1987, the Company divested the operating company parent, but retained EAL. The subsidiary issued policies for occurrences during the years 1974 to 1983. The successor in interest to the operating parent of EAL has tendered to EAL for insurance coverage related to the defense and indemnity of a civil action by the San Gabriel Valley Water Company of El Monte, California for costs to remediate alleged water contamination and to buy replacement water. At this stage the Company is unable to fully assess the merits of the tender or the likely costs, if any, of resolution of the matter.

It is possible that other claims could be asserted in the future with respect to such policies or risk pools. While the Company does not believe that liability under such policies or risk pools will result in material costs, no assurance to this effect can be provided.

A wholly owned Australian subsidiary is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately Aus $3.6 million related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial in mid-2005. The Company has established a reserve for its estimate of the resolution of this matter.

Environmental and Related Matters

The Company’s operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as required compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by the Company, which may be material.

Environmental problems have not interfered in any material respect with the Company’s manufacturing operations to date. The Company believes that its compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. The Company has an ongoing program to address environmental compliance.

Certain environmental laws, such as the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), provide for strict, joint and several liability for investigation and remediation of spills and other releases of hazardous substances. Such laws may apply to conditions at properties currently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors come to be located.

The Company is one of 53 entities named by the United States Environmental Protection Agency (“EPA”) as potentially responsible parties (“PRP”) with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named a PRP under an administrative order issued in March 1992 as a result of allegations that it disposed of foundry sand at the site in the 1970’s. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled both actions with respect to its liability for past costs. In addition, 37 PRPs, including the Company, received administrative orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company was one of eighteen parties responsible for a share of the cost of such work, and has shared such cost per capita to date; however, such cost may be subject to reallocation. In 2002, final remedial work in the form of installation of a municipal golf course as cover was completed and the cost thereof was paid. The EPA has certified completion and its approval thereof. The former remediation contractor, IT Corporation, commenced suit against the Millcreek Dumpsite Group, an unincorporated association including the Company and other cooperating Millcreek PRPs (“the Group”) for breach of contract claims in an amount in excess of $1 million. The Group is defending and negotiating settlement of the claim. At December 31, 2004, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

The Company has also been named as a PRP in two additional CERCLA matters. The EPA named the Company as a PRP with respect to the clean up of the Chemical Recovery Systems, Inc. (“CRS”) site in Elyria, Ohio. On December 20, 2003, the EPA offered the Company a de minimis settlement in the amount of $6,800 to resolve its liabilities under CERCLA Sections 106, 107 and 113. The Company accepted the EPA’s settlement offer and is awaiting notification from the EPA that the settlement is effective. As of December 31, 2004, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

The EPA also named the Company as a PRP in the Tremont City, Clark County, Ohio, landfill matter pursuant to an administrative order issued in July 2001. The EPA identified the Company as a PRP based upon past operations of The Marion Power Shovel Company, the assets of which the Company acquired in 1997 pursuant to an asset purchase and sale agreement. The Company responded that it has not operated The Marion Power Shovel Company, that the periods of operation of the Tremont City landfill expired many years prior to 1997 and that, accordingly, the Company has none of the information requested by the EPA. The Company gave notice of this matter and potential claim to Global Industrial Technologies, Inc. (“Global”) under indemnification provisions of the Asset Purchase and Sale Agreement. In 2002, the Company received notice that Global had filed Chapter 11 under federal bankruptcy laws. The Company has filed timely claims in that proceeding. Attorneys for Global have participated in a group of potential responsible parties in connection with the EPA’s investigation of the Tremont City landfill. The Company has not had further contact from the EPA concerning this matter. Although the Company has not regarded, and does not regard, this site as presenting a material contingent liability, there can be no assurances to that effect because the EPA has not responded to it nor has the EPA withdrawn its identification of the Company as a PRP.

On March 24, 2003, the EPA sent a Request for Information pursuant to CERCLA Section 104 and RCRA Section 3007 to Minserco, Inc. (“Minserco”), one of the Company’s wholly owned subsidiaries, seeking information concerning Minserco’s involvement with the Sadler Drum site in Mulberry, Polk County, Florida. Minserco responded that it had purchased drums from Sadler Drum, but did not send any drums to the site or return to Sadler Drum any drums it purchased. EPA has not responded to Minserco’s information. The Company is aware that the EPA has spent approximately $.6 million for environmental cleanup at the Sadler Drum site, but has not received any indication whether PRPs will be asked to investigate or cleanup.

In December 1990, the Wisconsin Department of Natural Resources (“DNR”) conducted a pre-remedial screening site inspection on property owned by the Company located at 1100 Milwaukee Avenue in South Milwaukee, Wisconsin. Approximately 35 acres of this site were allegedly used as a landfill by the Company until approximately 1983. The Company disposed of certain manufacturing wastes at the site, primarily foundry sand. The DNR’s final site screening report, dated April 16, 1993, summarized the results of additional investigation. A DNR Decision Memo, dated July 21, 1991, which was based upon the testing results contained in the final site screening report, recommended additional groundwater, surface water, sediment and soil sampling. To date, the Company is not aware of any initiative by the DNR to require any further action with respect to this site. Consequently, the Company has not regarded, and does not regard, this site as presenting a material contingent liability. There can be no assurance, however, that additional investigation by the DNR will not be conducted with respect to this site at some later date or that this site will not in the future require removal or remedial actions to be performed by the Company, the costs of which could be material, depending on the circumstances.

The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its cleanup liabilities with respect to these sites and does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company cannot, however, guarantee that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can the Company guarantee that it will not incur cleanup liability in the future with respect to sites formerly or presently owned or operated by the Company, or with respect to off-site disposal locations, the costs of which could be material.

Over the past three years, expenditures for ongoing compliance, remediation, monitoring and non-recurring clean-up have been immaterial. While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its future capital expenditures, results of operations or competitive position.

Regulations Affecting the Company’s Customer Base

The Company’s customers are engaged in long-term, capital intensive extractive operations subject to and affected by a variety of environmental, safety, land-use and other regulations. In the United States, federal, state and local authorities regulate mining activities with respect to aspects such as permitting and licensing, air quality, employee safety and health, water pollution, protection of plants and wildlife and land reclamation and restoration. Mining operations may not commence or continue absent federal, state and local government approvals. Approvals may be contingent upon production of costly and time-consuming environmental impact assessments and mitigation measures. The Surface Mining Control and Reclamation Act of 1977 (the “Act”), which is administered by the Office of Surface Mining Reclamation and Enforcement (“OSM”), requires mine operators to obtain permits from the OSM. Certain key surface mining states have achieved primary control over mine operators within their jurisdiction from the OSM in accordance with the Act. Permitting under the Act can take from six months to two years or more, and is subject to public comment. Permits are contingent upon the posting of a bond or other security to assure compliance with land reclamation obligations. The U.S. Clean Water Act of 1972 also imposes costs on extractive operations by imposing permitting requirements contingent upon monitoring, reporting and performance standards related to activities that result in discharges into bodies of water.

Extractive enterprises in foreign jurisdictions are subject to extensive local regulation. Most key mining jurisdictions subject extractive enterprises to permitting and permit renewal requirements and to royalty assessments. Several key nations place restrictions or assessments on foreign investment. Foreign mining operations may also be subject to safety and environmental regulations that can delay extractive projects or increase associated costs.

The Company’s customers’ operations may also be adversely affected by regulatory regimes concerning surface mined commodities. In particular, regulations affecting fossil fuel emissions, most notably coal emissions, have had a significant impact on the output of the domestic coal industry. Laws and regulations affecting U.S. coal consumption include the Clean Air Act and Clean Air Act Amendments of 1990, and regulatory initiatives under the Act, including the EPA’s new source review initiative, 1997 National Ambient Air Quality Standards, 2003 Interstate Air Quality Rule and NOx SIP Call rules. These initiatives and further pending initiatives related to mercury emissions and acid rain have had and could in the future have the effect of reducing the relative desirability of coal as a fuel source for electrical generation facilities. Similar regulatory regimes have been imposed or proposed in foreign countries or may be instituted in the future. Existing emissions and air quality regulations in the United States and elsewhere have shifted coal production to low-sulfur coal, a portion of which, in the United States, is surface mined in the Powder River Basin. Further regulatory initiatives not related to air quality but targeting carbon dioxide emissions, a byproduct of coal consumption, could potentially depress Western coal consumption. The United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require reductions in greenhouse gas production. Although the United States has not ratified the emission targets and no comprehensive regulations limiting United States greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. Further developments in connection with regulations or other limits on carbon dioxide emissions could reduce demand for the Company’s customers’ output and thus their demand for its products, which would have a material adverse effect on its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECUTITIES

The Company’s common stock is traded on the NASDAQ stock market under the symbol “BUCY”. As of March 14, 2005, there were 140 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for the Company’s stock for the periods indicated.

	Price per Share		Dividends
	High	Low
2004
Third Quarter (1)	$35.45	$20.00	$ —
Fourth Quarter	42.28	26.86	.0575

(1)	The Company’s common stock began trading on July 23, 2004

The Company made no purchases of its common stock in the fourth quarter of 2004.

The following table sets forth information regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted – Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	862,400 (1)	$5.49	1,140,000 (2)

Equity compensation plans not approved by security holders	n/a ________	n/a _________	n/a _________

Total	862,400 ________	$5.49 ________	1,140,000 ________

(1)	Represents options granted under the Bucyrus International, Inc. 1998 Management Stock Option Plan (the “1998 Option Plan”), which was approved by shareholders in March 1998.

(2)	Represents 164,000 shares available for issuance under the 1998 Option Plan and 976,000 shares available for issuance under the Bucyrus International, Inc. 2004 Equity Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference from the Company’s 2004 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from the Company’s 2004 Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from the Company’s 2004 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference from the Company’s 2004 Annual Report to Shareholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Controller and Secretary of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of and for the year ended December 31, 2004 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 is incorporated herein by reference from the ELECTION OF DIRECTORS, BOARD OF DIRECTORS, and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE sections of the Company’s Proxy Statement.

The information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and information regarding the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers is included in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the BOARD OF DIRECTORS, EXECUTIVE COMPENSATION, COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION, PERFORMANCE INFORMATION and CERTAIN RELATIONSHIPS sections of the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from the SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT section of the Company’s Proxy Statement. The tabular information regarding the Company’s equity compensation plans is contained in Item 5 of this Report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the CERTAIN RELATIONSHIPS section of the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS section of the Company’s Proxy Statement.

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are incorporated herein by reference from the indicated pages of this Annual Report on Form 10-K and the 2004 Annual Report to Shareholders:

			Page
			Form 10-K	Annual Report to Shareholders
	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	—	14
		Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	—	15
		Consolidated Balance Sheets as of December 31, 2004 and 2003	—	16-17
		Consolidated Statements of Common Shareholders’ Investment for the years ended December 31, 2004, 2003 and 2002	—	18
		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	—	19-20
		Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002	—	21-51
		Report of Independent Registered Public Accounting Firm —Deloitte & Touche LLP	—	52
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	25	—
		Schedule II—Valuation and Qualifying Accounts and Reserves	26	—
		All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.
(b)		EXHIBITS
		The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 10, 2005; such financial statements and report are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 10, 2005

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance At Beginning Of Period	Charges (Credits) To Costs And Expenses	(Charges) Credits To Reserves(1)	Balance At End Of Period
	(Dollars in Thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2004	$1,472	$ 38	$ 80	$1,590
Year ended December 31, 2003	$1,158	$172	$ 142	$1,472
Year ended December 31, 2002	$1,134	$ 47	$ (23)	$1,158

___________

(1)	Includes effect of changes in foreign currency exchange rates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)
By	/s/T. W. Sullivan Timothy W. Sullivan Chief Executive Officer	March 21, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. W. Sullivan and C. R. Mackus, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/Ronald A. Crutcher Ronald A. Crutcher, Director	March 21, 2005
/s/Gene E. Little Gene E. Little, Director	March 21, 2005
/s/Robert W. Korthals Robert W. Korthals, Director	March 21, 2005
/s/Edward G. Nelson Edward G. Nelson, Director	March 21, 2005
/s/Robert L. Purdum Robert L. Purdum, Director	March 21, 2005
/s/T. C. Rogers Theodore C. Rogers, Director and Chairman	March 21, 2005
/s/T. W. Sullivan Timothy W. Sullivan, Director and Chief Executive Officer	March 21, 2005
/s/C. R. Mackus Craig R. Mackus, Chief Financial Officer, Controller and Secretary (Principal Accounting and Financial Officer)	March 21, 2005

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2004 ANNUAL REPORT ON FORM 10-K

Exhibit No.
Description

3.1

Corrected Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-119273), filed September 24, 2004).

3.2

Amended and Restated Bylaws, Effective July 27, 2004 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-119273), filed September 24, 2004).

10.3*	Employment Agreement between Registrant and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-Q, filed August 14, 1997).

10.4*	Bucyrus International, Inc. 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-K for year ended December 31, 1997).

10.5*

Employment Agreement between Registrant and Frank P. Bruno, dated as of December 1, 1997 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 1998).

10.6

Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for year ended December 31, 2001).

10.7

Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

10.8*

Termination Benefits Agreement between Registrant and John F. Bosbous dated March 5, 2002 (incorporated by reference herein to Exhibit 10.20 to Registrant’s Form 10-K for year ended December 31, 2001).

10.9*

Termination Benefits Agreement between Registrant and Thomas B. Phillips dated March 5, 2002 (incorporated by reference herein to Exhibit 10.21 to Registrant’s Form 10-K for year ended December 31, 2001).

10.10

Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., GMAC Business Credit, LLC, and Bank One, Wisconsin dated March 7, 2002 (incorporated by reference herein to Exhibit 10.22 to Registrant’s Form 10-K for year ended December 31, 2001).

Exhibit No.
Description

10.11	First Amendment, dated December 31, 2002, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(a) to Registrant’s Form 10-K for year ended December 31, 2002).

10.12	Second Amendment, dated January 9, 2003, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(b) to Registrant’s Form 10-K for year ended December 31, 2002).

10.13	Letter Agreement, as of December 31, 2002, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.16(c) to Registrant’s Form 10-K for year ended December 31, 2002).

10.14	Third Amendment, dated November 13, 2003, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.10(d) to Registrant’s Form 10-Q filed November 13, 2003).

10.15	Fourth Amendment, dated March 8, 2004, to Loan and Security Agreement (incorporated by reference herein to Exhibit 10.28 to Registrant’s Form 10-K for year ended December 31, 2003).

10.16*

Board of Directors Resolution, dated December 16, 1998, amending the 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-K for year ended December 31, 2002).

10.17	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1A (Commission File No. 333-119273), filed July 6, 2004).

10.18

Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., the guarantor named therein, the lenders party thereto, and GMAC Commercial Finance LLC and Goldman Sachs Credit Partners L.P. as sole lead arranger, bookrunner and syndication agent with respect to the revolving facility and the term loans, respectively, dated July 28, 2004 (incorporated by reference herein to Exhibit 99.2 to the Registrant’s Form 8-K, filed July 29, 2004).

10.19*

Bucyrus International, Inc. 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.20*

Bucyrus International, Inc. 2004 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

Exhibit No.
Description

10.21*

Bucyrus International, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.22*

Amended and Restated Letter Agreement between Registrant and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Form 10-Q filed August 16, 2004).

10.23	Consulting Agreement between Registrant and Wayne T. Ewing dated January 1, 2003 (incorporated by reference herein to Exhibit 10.30 to Registrant’s Form 10-K for year ended December 31, 2003).

13	Portions of the 2004 Annual Report to Shareholders.

14	Bucyrus International, Inc. Business Ethics and Conduct Policy (incorporated herein by reference to Exhibit 14 to Registrant’s Form 10-K for year ended December 31, 2003).

21.1	Subsidiaries of Registrant (incorporated by reference herein to Exhibit 21 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 10, 2004).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Controller and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________

* Management contract or compensatory plan or arrangement.