Form 10-Q
period 2005-03-31
BUCYRUS INTERNATIONAL INC
filed 2005-05-12
CIK 740761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 1-871 BUCYRUS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-0188050

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. BOX 500 1100 MILWAUKEE AVENUE SOUTH MILWAUKEE, WISCONSIN 53172

(Address of Principal Executive Offices) (Zip Code)

(414) 768-4000

(Registrant’s Telephone Number, Including Area Code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

            Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 6, 2005

Class A Common Stock, $.01 par value	20,325,096

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX

PART I
FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended March 31,

	2005	2004

Sales	$105,521	$97,128
Cost of products sold	76,495	77,471

Gross profit	29,026	19,657

Selling, general and administrative expenses	12,305	14,056
Research and development expenses	1,350	1,354
Amortization of intangible assets	453	412

Operating earnings	14,918	3,835

Interest expense	1,252	4,125
Other expense – net	23	345

Earnings (loss) before income taxes	13,643	(635)
Income tax expense	4,518	1,380

Net earnings (loss)	$9,125	$(2,015)

Net earnings (loss) per share data
Basic:
Net earnings (loss) per share	$.45	$(.17)
Weighted average shares	20,068,110	12,058,400

Diluted:
Net earnings (loss) per share	$.44	$(.17)
Weighted average shares	20,782,311	12,058,400

See notes to consolidated condensed financial statements.
4

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 1 - FINANCIAL STATEMENTS CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (Dollars in Thousands)

	Quarter Ended March 31,

	2005	2004

Net earnings (loss)	$9,125	$(2,015)
Other comprehensive loss-
Foreign currency translation adjustments	(3,773)	(995)

Comprehensive income (loss)	$5,352	$(3,010)

See notes to consolidated condensed financial statements
5

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 1 - FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Dollars in Thousands, Except Per Share Amounts)

	March 31, 2005	December 31, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,893	$20,617
Receivables – net	78,338	90,802
Inventories	130,801	110,815
Deferred income tax assets	9,616	9,607
Prepaid expenses and other current assets	7,716	7,205

Total Current Assets	260,364	239,046

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets – net	36,419	36,935
Deferred income tax assets	5,499	7,651
Other assets	8,048	8,191

	97,272	100,083
PROPERTY, PLANT AND EQUIPMENT:
Cost	121,703	120,724
Less accumulated depreciation	(68,932)	(67,044)

	52,771	53,680

	$410,407	$392,809

6

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 1 - FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued) (Dollars in Thousands, Except Per Share Amounts)

	March 31, 2005	December 31, 2004

LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$64,438	$59,446
Liabilities to customers on uncompleted contracts and warranties	15,888	8,221
Income taxes	3,548	2,880
Current maturities of long-term debt and other short-term obligations	23,184	6,342

Total Current Liabilities	107,058	76,889

LONG-TERM LIABILITIES:
Postretirement benefits	13,803	13,700
Pension and other	35,617	38,242

	49,420	51,942

LONG-TERM DEBT, less current maturities	78,960	96,910

COMMON SHAREHOLDERS’ INVESTMENT:

Class A common stock – par value $0.01per share, authorized 41,000,000 shares, issued 20,270,895 shares and 20,095,977 shares, respectively	203	201
Additional paid-in capital	293,583	289,930
Unearned restricted stock compensation	(626)	(671)
Treasury stock – 72,400 shares, at cost	(851)	(851)
Accumulated deficit	(91,876)	(99,850)
Accumulated other comprehensive loss	(25,464)	(21,691)

	174,969	167,068

	$410,407	$392,809

See notes to consolidated condensed financial statements.
7

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 1 - FINANCIAL STATEMENTS CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in Thousands)

	Quarter Ended March 31,

	2005	2004

Net Cash Provided By Operating Activities	$15,253	$1,455

Cash Flows From Investing Activities
Increase in restricted funds on deposit	(5)	(5)
Purchases of property, plant and equipment	(2,643)	(704)
Proceeds from sale of property, plant and equipment	47	8

Net cash used in investing activities	(2,601)	(701)

Cash Flows From Financing Activities
Repayment of senior secured term loan	(1,250)	—
Net repayments of revolving credit facilities	—	(2,365)
Net increase in long-term debt and other bank borrowings	143	127
Payment of refinancing expenses	(19)	(166)
Proceeds from issuance of common stock	3,093	—
Dividends paid	(1,151)	—

Net cash provided by (used in) financing activities	816	(2,404)

Effect of exchange rate changes on cash	(192)	25

Net increase (decrease) in cash and cash equivalents	13,276	(1,625)
Cash and cash equivalents at beginning of period	20,617	6,075

Cash and cash equivalents at end of period	$33,893	$4,450

Supplemental Disclosures of Cash Flow Information

	2005	2004

Cash paid during the period for:
Interest	$1,130	$7,836
Income taxes - net of refunds	1,999	661

See notes to consolidated condensed financial statements.
8

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 1 - FINANCIAL STATEMENTS NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.
In the opinion of Bucyrus International, Inc. (the “Company”), the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates. The Company’s operations are classified as one operating segment.

2.
Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2004 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2005.

3.	Inventories consist of the following:

	March 31, 2005	December 31, 2004

	(Dollars in Thousands)

Raw materials and parts	$27,146	$21,583
Work in process	18,263	7,633
Finished products
(primarily replacement parts)	85,392	81,599

	$130,801	$110,815

4.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarter ended March 31, 2005:

(Dollars in Thousands, Except Per Share Amounts)

Net earnings	$9,125

Weighted average shares outstanding	20,068,110

Basic net earnings per share	$.45

Weighted average shares outstanding	20,068,110
Effect of dilutive stock options and restricted stock	714,201

Weighted average shares outstanding – diluted	20,782,311

Diluted net earnings per share	$.44

The weighted average shares outstanding used to compute the diluted loss per share for the quarter ended March 31, 2004 exclude outstanding options to purchase 1,018,000 shares of the Company’s common stock. The options were excluded because their inclusion would have been antidilutive.

5.
The Company accounts for stock–based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands, Except Per Share Amounts)

Reported net earnings (loss)	$9,125	$(2,015)
Add: Stock-based employee compensation expense recorded, net of related tax effects	—	4,148
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	—	(4)

Pro forma net earnings	$9,125	$2,129

Net earnings (loss) per share of common stock:
As reported
Basic	$.45	(.17)
Diluted	.44	(.17)
Pro forma
Basic	.45	.18
Diluted	.44	.17

Options to purchase 174,918 shares of the Company’s Class A common stock were exercised during the quarter ended March 31, 2005.
10

6.	Intangible assets consist of the following:

	March 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(9,587)	$25,500	$(9,268)
Bill of material listings	2,856	(1,074)	2,856	(1,038)
Software	2,288	(1,720)	2,288	(1,663)
Other	783	(196)	864	(173)

	$31,427	$(12,577)	$31,508	$(12,142)

Unamortized intangible assets:
Trademarks/Trade names	$12,436		$12,436
Intangible pension asset	5,133		5,133

	$17,569		$17,569

The aggregate intangible amortization expense for the quarters ended March 31, 2005 and 2004 was $.5 million and $.4 million, respectively. The estimated future amortization expense of intangible assets as of March 31, 2005 is as follows:

(Dollars in Thousands)

2005 (remaining nine months)	$1,352
2006	1,803
2007	1,742
2008	1,574
2009	1,418
2010	1,418
Future	9,543

$18,850

7.	Environmental

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands)

Balance at January 1	$5,452	$4,311
Provision	538	1,256
Charges	(537)	(544)

Balance at March 31	$5,453	$5,023

Product Liability

The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of these claims, subject to varying deductibles up to $3.0 million, and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

Asbestos Liability

The Company has been named as a co-defendant in approximately 300 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,490 plaintiffs. The cases are pending in courts in nine states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

A wholly owned subsidiary of the Company is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of a Company subsidiary tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third-party action against the Company’s subsidiary. The Company’s insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any.

A wholly owned Australian subsidiary of the Company is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately AUS $3.6 million related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial in mid-2005. The Company has established a reserve for its estimate of the resolution of this matter.

8.
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss which includes net loss, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

	(Dollars in Thousands)

Balance at December 31, 2004	$(5,307)	$(16,384)	$(21,691)

Changes - Quarter ended March 31, 2005	(3,773)	—	(3,773)

Balance at March 31, 2005	$(9,080)	$(16,384)	$(25,464)

9.
The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

The components of net periodic pension cost consisted of the following:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands)

Service cost	$552	$443
Interest cost	1,310	1,310
Expected return on plan assets	(1,116)	(1,256)
Amortization of prior service cost	52	51
Amortization of actuarial loss	402	171

Net cost	$1,200	$719

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands)

Service cost	$210	$190
Interest cost	311	264
Amortization of prior service cost	(60)	(55)
Amortization of actuarial loss	91	91

Net cost	$552	$490

During the first quarter of 2005, the Company contributed approximately $.2 million to its pension plans and $.3 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $2.6 million to its pension plans and $1.5 million for the payment of benefits from its postretirement benefit plan during the remainder of 2005.

10.
On April 1, 2005, the Company made a voluntary prepayment of $16.0 million on the outstanding balance of its senior secured term loan. This additional amount is classified as current maturities of long-term debt in the Consolidated Condensed Balance Sheet at March 31, 2005.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            Business

            The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its original equipment (“OEM”) products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company’s principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, India, Peru, South Africa and the United States. The largest markets for mining equipment have historically been in the Australia, Canada, South Africa, South America and the United States. In the future, Canada, China and India are expected to be increasingly important markets.

            The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased. Factors that could support sustained demand for these key commodities in 2005 and future years include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries.

            The Company’s aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales; however, recent pronounced strength in commodity markets has positively affected aftermarket sales. The Company’s complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company’s installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales.

            The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods of weaker OEM sales. The Company maintains ongoing efforts to improve efficiency and contain costs and continually evaluates all opportunities for reductions to operating costs. While the Company has recorded restructuring charges in recent years, it does not anticipate significant restructuring charges in the current year. Recent strong order volume has caused the Company to hire new employees, and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. During the first quarter of 2005, the Company entered into an agreement to lease a facility to be used for expansion of the Company’s manufacturing operations.

            A substantial portion of the Company’s sales and operating earnings is attributable to operations located outside the United States. The Company generally sells its OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A portion of the Company’s aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, Chile, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency which is naturally hedged by the Company’s payment of local labor in local currency. In the aggregate, approximately 70% of the Company’s 2004 sales were priced in United States dollars.

            Over the past three years, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains and growing its high margin aftermarket parts and services business.

            Following is a discussion of key measures which contributed to the Company’s operating results.

Key Measures

            Commodity Prices

            Demand for the Company’s OEM machines is driven in large part by the prices of certain commodities, such as copper, coal, oil and iron ore. The prices of these commodities have risen in recent periods. The following table shows selected commodity prices as of March 2005 and as of December 2004, 2003 and 2002:

	March 2005	December

		2004	2003	2002

Copper $/lb.(1)	$1.53	$1.43	$1.05	$0.70
Japanese coking coal $/tonne(2) (3)	N/A	$63.56	$42.97	$40.97

Asian steam coal marker $/tonne(3) (4)	$66.37	$74.71	$54.82	$31.22
Heavy oil $/barrel(3)(5)	$27.28	$13.76	$18.39	$19.63
South American iron ore $/tonne (3) (6)	$65.00	$37.90	$31.95	$29.31
__________
(1)	Source: London Metal Exchange.

(2)	Source: The Institute for Energy Economics, Japan. As of the date of this filing, this information was not available. The indicative price for February 2005 was $65.21.

(3)
The price for this commodity is not determinable by reference to a commodity exchange. The referenced source provides indicative contract prices which the Company believes are representative of prevailing price trends.

(4)	Source: McCloskey Coal News.

(5)
Source: Sproule Associates, Ltd. The prices quoted are for Hardisty (Canada) Heavy Crude Oil and were converted from Canadian to United States dollars based on the average prevailing exchange rate for the applicable month. During December 2004, the price was temporarily reduced because an oil refinery was not operating and oil reserves were increasing.

(6)	Source: Skillings Mining Review.
16

            On-Time Delivery and Lead Times

            Due to the high fixed cost structure of the Company’s customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company’s on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 94% for the year 2004 and 93% for the first quarter of 2005. Lead times for deliveries of aftermarket parts were approximately the same in the first quarter of 2005 as compared to the year 2004, although some suppliers are now increasing lead times for materials which may affect parts delivery lead times in the future.

            The Company increased on-time deliveries and shortened lead times in recent years by focusing on development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. The information to accomplish much of these improvements is now available from the Company’s enterprise resource planning (“ERP”) system.

            Productivity

            Sales per full time equivalent employee is a measure of the Company’s operational efficiency. Sales per full time equivalent employee were $.2 million for the first quarters of 2005 and 2004. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades which, collectively, allowed sales to grow with minimal changes in headcount.

            Warranty Claims

            Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During the year 2004 and the first quarter of 2005, warranty claims as a percentage of total sales were less than 1%.

            Backlog

            Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company’s backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at March 31, 2005 and December 31, 2004 as well as the portion of backlog which is or was expected to be recognized within twelve months of these dates:

	March 31, 2005	December 31, 2004

	(Dollars in Thousands)

Next 12 months	$288,436	$231,455
Total	505,446	436,317
17

            Inventory

            Inventory is one of the Company’s significant assets. As of March 31, 2005, the Company had $130.8 million in inventory. Inventory turned at a rate of approximately 3.0 times in 2004 and in the first quarter of 2005. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company’s inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company’s older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

            Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

            Sales

            Sales for the first quarter of 2005 were $105.5 million compared with $97.1 million for the first quarter of 2004. Sales of aftermarket parts and services for the first quarter of 2005 were $77.8 million, an increase of 12.1% from $69.4 million in the first quarter of 2004. The increase was primarily due to an increase in customer discretionary spending and equipment utilization, primarily due to higher commodity prices. In addition, aftermarket sales have increased due to the Company’s initiatives and strategies to capture additional market share. A significant portion of the increase in aftermarket sales for the first quarter of 2005 was in the United States. Machine sales for the first quarter of 2005 were $27.7 million, which was equal to machine sales for the first quarter of 2004. Approximately $2.1 million of the increase in sales for the first quarter of 2005 was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

            Gross Profit

            Gross profit for the first quarter of 2005 was $29.0 million or 27.5% of sales compared with $19.7 million or 20.2% of sales for the first quarter of 2004. The increase in gross profit was primarily due to an increased sales volume and higher gross margins on both machines and aftermarket sales. Gross profit for 2005 and 2004 was reduced by $1.3 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company. Approximately $.4 million of the increase in gross profit in the first quarter of 2005 was attributable to a weakening United States dollar (see “Foreign Currency Fluctuations” below).

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses for the first quarter of 2005 were $12.3 million or 11.7% of sales compared with $14.1 million or 14.5% of sales for the first quarter of 2004. Selling, general and administrative expenses in the first quarter of 2005 and 2004 included $45,000 and $4.1 million, respectively, related to non-cash stock-based employee compensation. Selling expenses increased by $1.2 million in 2005 primarily due to increased sales efforts and higher foreign costs as a result of the weakened U.S. dollar, but remained relatively constant as a percentage of sales. Foreign currency transaction gains for the first quarters of 2005 and 2004 were $.8 million and $.6 million, respectively.

            Research and Development Expenses

            Research and development expenses for the first quarter of 2005 and 2004 were $1.4 million.

            Amortization of Intangible Assets

            Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, for the first quarter of 2005 and 2004 was $.5 million and $.4 million, respectively.

            Operating Earnings

            Operating earnings for the first quarter of 2005 were $14.9 million or 14.1% of sales, compared with $3.8 million or 3.9% of sales for the first quarter of 2004. Operating earnings for the first quarter of 2005 increased from 2004 due to increased gross profit resulting from an increased sales volume and higher gross margins on both machines and aftermarket sales. Operating earnings for the first quarter of 2004 was reduced by $4.1 million of non-cash stock compensation expense.

            Interest Expense

            Interest expense for the first quarter of 2005 was $1.3 million compared with $4.1 million for the first quarter of 2004. The decrease in interest expense in 2005 was due to the refinancing of the Company’s capital structure in connection with its initial public offering which was completed on July 28, 2004.

            Other Expense - Net

            Other expense - net was $23,000 for the first quarter of 2005 compared with $.3 million for the first quarter of 2004. Debt issuance cost amortization was $.2 million and $.4 million for the first quarter of 2005 and 2004, respectively. These amounts include costs related to the Company’s credit facilities (see “Liquidity and Capital Resources - Financing Cash Flows” below).

            Income Taxes

            Income tax expense for the first quarter of 2005 was $4.5 million compared to $1.4 million for the first quarter of 2004. Income tax expense for the first quarter of 2004 consisted primarily of foreign taxes at applicable statutory rates since taxable U.S. income was offset by federal net operating loss carryforwards. In 2005, U.S. taxable income exceeded available net operating loss carry forwards and income tax expense was recorded. Foreign taxes continue to be at applicable statutory rates. At March 31, 2005, the Company had available approximately $14.3 million of federal net operating loss carryforwards.

Foreign Currency Fluctuations

            The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company’s sales, gross profit and operating earnings for the quarters ended March 31, 2005 and 2004, in each case compared to the same quarter in the prior year:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands)

Increase in sales	$2,065	$4,215
Increase in gross profit	409	713
Increase in operating earnings	151	53

EBITDA

            Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarters ended March 31, 2005 and 2004 was $18.2 million and $7.0 million, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings (Loss) as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarter Ended March 31,

	2005	2004

	(Dollars in Thousands)

Net earnings (loss)	$9,125	$(2,015)
Interest income	(209)	(65)
Interest expense	1,252	4,125
Income taxes	4,518	1,380
Depreciation	2,864	2,761
Amortization (1)	688	822

EBITDA (2) (3)	18,238	7,008
Changes in assets and liabilities	2,249	(4,269)
Non-cash stock compensation expense (4)	45	4,148
Loss on sale of fixed assets	282	8
Interest income	209	65
Interest expense	(1,252)	(4,125)
Income tax expense	(4,518)	(1,380)

Net cash provided by operating activities	$15,253	$1,455

Net cash used in investing activities	$(2,601)	$(701)

Net cash provided by (used in) financing activities	$816	$(2,404)

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)	This calculation varies from the calculation in the Company’s senior secured credit facility.

(3)
EBITDA for the quarter ended March 31, 2004 is reduced by $.5 million of expenses pursuant to the management services agreement with American Industrial Partners (“AIP”) as well as fees of $44,000 paid to AIP or its affiliates and advisors for services performed for the Company outside the scope of the management services agreement. EBITDA is also reduced by restructuring charges (severance) for the quarters ended March 31, 2005 and 2004 of $13,000 and $54,000, respectively.

(4)
Non-cash stock compensation expense for the quarter ended March 31, 2004 represents the charge recorded related to stock options issued prior to the completion of the Company’s initial public offering on July 28, 2004. At the time of the initial public offering, the plan required certain modifications to the determination of fair market value for these previously issued options. In accordance with EITF Issue No. 87-23, no further compensation expense was recorded subsequent to July 28, 2004 related to stock options issued under this plan prior to the Company’s initial public offering. Under existing accounting standards, provision for compensation expense related to the 24,000 shares of restricted stock issued under the Bucyrus International, Inc. 2004 Equity Incentive Plan in September 2004 will be approximately $.2 million annually over the next four years.

Liquidity and Capital Resources

            Cash Requirements

            During 2005, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity. If additional borrowings are necessary during 2005, the Company believes it has sufficient capacity under its senior secured credit facility.

            The Company’s capital expenditures for the quarter ended March 31, 2005 were $2.6 million compared with $.7 million for the quarter ended March 31, 2004. The Company expects a continued increase in capital expenditures during the remainder of 2005 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures in 2005.

            At March 31, 2005, there were $22.7 million of standby letters of credit outstanding under all Company bank facilities.

            The Company believes that cash flows from operations will be sufficient to fund its cash requirements for the next twelve months. The Company also believes that cash flows from operations will be sufficient to repay any borrowings under its senior secured credit facility.

            On April 1, 2005, the Company made a voluntary prepayment of $16.0 million on the outstanding balance of its senior secured term loan.

            The Company intends to pay quarterly cash dividends of $0.575 per share (equal to $.23 year). A quarterly cash dividend of $1.2 million was declared on February 3, 2005 and paid on March 3, 2005.

            Sources and Uses of Cash

            The Company had $33.9 million of cash and cash equivalents as of March 31, 2005. Of this amount, $5.9 million is located at various foreign subsidiaries and is used for working capital purposes.

            Operating Cash Flows

            During the first quarter of 2005, the Company generated cash from operating activities of $15.3 million compared to $1.5 million in the first quarter of 2004. The increase in cash flows from operating activities was driven primarily by increased profitability.

            The Company recognizes revenues on machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of March 31, 2005, the Company had $78.3 million of accounts receivable compared to $90.8 million of accounts receivable at December 31, 2004. Receivables at March 31, 2005 and December 31, 2004 included $18.9 million and $31.4 million, respectively, of revenues from long-term contracts which were not billable at these dates. The decrease in receivables was primarily due to increased revenues recognized in the fourth quarter of 2004 that were collected in the first quarter of 2005.

            Liabilities to Customers on Uncompleted Contracts and Warranties

            Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with Statement of Position No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The increase of $7.7 million from December 31, 2004 to March 31, 2005 was due to the receipt of customer payments on certain long-term machine contracts for which the related revenue has yet to be recognized.

            Financing Cash Flows

            The Company has a senior secured credit facility with Goldman Sachs Credit Partners L.P. and GMAC Commercial Finance, LLC. The senior secured credit facility provides the Company with a senior secured term loan of $100.0 million and a senior secured revolving credit facility of $50.0 million. The senior secured term loan is payable in quarterly installments through its expiration on July 28, 2010, subject to earlier prepayment provisions, and bears interest at the prime rate plus an applicable margin (1% to 1.25%) or LIBOR plus an applicable margin (2% to 2.25%). The balance outstanding on the term loan at March 31, 2005 was $97.5 million at a weighted average interest rate of 4.9%. On April 1, 2005, the Company made a voluntary prepayment of $16.0 million on the outstanding balance of the term loan. The senior secured revolving credit facility expires on July 28, 2009 and bears interest at the prime rate plus 1.25% or LIBOR plus 2.25%. Borrowings under the revolving portion of the facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At March 31, 2005, there were no borrowings under the revolving portion of the facility and the amount available for borrowings was $27.8 million. The Company must maintain a minimum amount available for borrowings of $15.0 million after giving effect to the payment of any dividends.

            The senior secured credit facility contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company’s ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company’s domestic assets and the receivables and inventory of the Company’s Canadian subsidiary are pledged as collateral under the senior secured credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain covenants, including financial ratios and minimum levels of EBITDA (as defined). The Company was in compliance with these covenants as of March 31, 2005.

            Critical Accounting Policies and Estimates

            See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of the Company’s 2004 Annual Report to Shareholders. There have been no material changes to these policies.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company’s market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

            The Company’s interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages its borrowings under its senior secured credit facility through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

            At March 31, 2005, a sensitivity analysis was performed for the Company’s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company’s weighted average interest rate at March 31, 2005 would have the effect of changing the Company’s interest expense on an annual basis by approximately $.4 million.

Foreign Currency

            The Company sells new machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A limited amount of aftermarket parts sales are denominated in the local currencies of Australia, Canada, Chile, South Africa, Brazil and the United Kingdom which subjects the Company to foreign currency risk. Aftermarket sales and a portion of the labor costs associated with such activities are denominated or paid in local currencies. As a result, a relatively strong United States dollar could decrease the United States dollar equivalent of the Company’s sales without a corresponding decrease of the United States dollar value of certain related expenses. A relatively weak United States dollar could have the opposite effect. The Company utilizes some foreign currency derivatives to mitigate foreign exchange risk.

            Currency controls, devaluations, trade restrictions and other disruptions in the currency convertibility and in the market for currency exchange could limit the Company’s ability to timely convert sales earned abroad into United States dollars, which could adversely affect the Company’s ability to service its United States dollar indebtedness, fund its United States dollar costs and finance capital expenditures and pay dividends on its common stock.

            Based on the derivative instruments outstanding at March 31, 2005, a 10% change in foreign currency exchange rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 4 - CONTROLS AND PROCEDURES

            As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and President and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

            There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

              The review of important factors above is not exhaustive, and should be read in conjunction with the other cautionary statements included in this report and in the Company’s 2004 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2005. All forward looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter covered by this Report.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.
28

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

Date May 10, 2005	/s/Craig R. Mackus

Craig R. Mackus Chief Financial Officer, Controller and Secretary Principal Accounting Officer

Date May 10, 2005	/s/Timothy W. Sullivan

Timothy W. Sullivan President and Chief Executive Officer
29

BUCYRUS INTERNATIONAL, INC. EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Secretary and Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EI-1