Form 10-Q
period 2005-06-30
BUCYRUS INTERNATIONAL INC
filed 2005-08-12
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 5, 2005

Class A Common Stock, $.01 par value	20,445,405

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Page No.
PART I.	FINANCIAL INFORMATION:

Item 1 -	Financial Statements (Unaudited)

Consolidated Condensed Statements of Operations - Quarters and six months ended June 30, 2005 and 2004	4

Consolidated Condensed Statements of Comprehensive Income (Loss) - Quarters and six months ended June 30, 2005 and 2004	5

Consolidated Condensed Balance Sheets -
June 30, 2005 and December 31, 2004	6-7

Consolidated Condensed Statements of Cash Flows -
Six months ended June 30, 2005 and 2004	8

Notes to Consolidated Condensed Financial
Statements	9-15

Item 2 -	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16-25

Item 3 -	Quantitative and Qualitative Disclosures
About Market Risk		26

Item 4 -	Controls and Procedures	27

Forward-Looking Statements	28

PART II.	OTHER INFORMATION:

Item 1 -	Legal Proceedings	29

Item 2 -	Unregistered Sales of Equity Securities
	and Use of Proceeds	29

Item 3 -	Defaults Upon Senior Securities	29

Item 4 -	Submission of Matters to a Vote of
Security Holders		29

Item 5 -	Other Information	29

Item 6 -	Exhibits	29

Signature Page	30

PART I

FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$140,037	$116,967	$245,558	$214,095
Cost of products sold	109,043	92,180	185,538	169,651

Gross profit	30,994	24,787	60,020	44,444

Selling, general and
administrative expenses	12,141	14,206	24,446	28,262
Research and development
expenses	1,460	1,280	2,810	2,634
Amortization of intangible	450	411	903	823
assets

Operating earnings	16,943	8,890	31,861	12,725

Interest expense	1,110	4,166	2,362	8,291
Other expense - net	92	373	115	718

Earnings before income
taxes	15,741	4,351	29,384	3,716
Income tax expense	5,517	1,722	10,035	3,102

Net earnings	$10,224	$2,629	$19,349	$614

Net earnings per share data:
Basic:
Net earnings per share	$.50	$.22	$.96	$.05
Weighted average shares	20,293,990	12,058,400	20,181,674	12,058,400

Diluted:
Net earnings per share	$.49	$.21	$.93	$.05
Weighted average shares	20,830,660	12,687,687	20,806,619	12,716,552

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in Thousands)

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$10,224	$2,629	$19,349	$614
Other comprehensive (loss)-
Foreign currency
translation adjustments	781	(3,048)	(2,992)	(4,043)

Comprehensive income
(loss)	$11,005	$(419)	$16,357	$(3,429)

See notes to consolidated condensed financial statements

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,786	$20,617
Receivables - net	106,484	90,802
Inventories	147,485	110,815
Deferred income tax assets	9,087	9,607
Prepaid expenses and other
current assets	6,862	7,205

Total Current Assets	276,704	239,046

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets - net	35,936	36,935
Deferred income tax assets	5,386	7,651
Other assets	8,364	8,191

	96,992	100,083

PROPERTY, PLANT AND EQUIPMENT:
Cost	126,863	120,724
Less accumulated depreciation	(71,460)	(67,044)

	55,403	53,680

	$429,099	$392,809

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)

(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2005	December 31, 2004
LIABILITIES AND COMMON
SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$87,195	$59,446
Liabilities to customers on uncompleted
contracts and warranties	11,961	8,221
Income taxes	1,786	2,880
Current maturities of long-term debt and
other short-term obligations	1,661	6,342

Total Current Liabilities	102,603	76,889

LONG-TERM LIABILITIES:
Postretirement benefits	14,064	13,700
Pension and other	36,505	38,242

	50,569	51,942

LONG-TERM DEBT, less current
maturities	89,381	96,910

COMMON SHAREHOLDERS’
INVESTMENT:
Common stock - par value $.01
per share, authorized 41,000,000
shares, issued 20,467,109 shares
and 20,095,977 shares, respectively	205	201
Additional paid-in capital	295,274	289,930
Unearned restricted stock compensation	(581)	(671)
Treasury stock - 72,400 shares, at cost	(851)	(851)
Accumulated deficit	(82,818)	(99,850)
Accumulated other comprehensive loss	(24,683)	(21,691)

	186,546	167,068

	$429,099	$392,809

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2005	2004

Net Cash Provided By Operating Activities	$5,733	$21,609

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,015)	(2,346)
Proceeds from sale of property, plant and equipment	112	57
Other	(86)	15

Net cash used in investing activities	(7,989)	(2,274)

Cash Flows From Financing Activities
Net borrowings from (repayment of) revolving credit facility	85,853	(19,066)
Repayment of senior secured term loan	(98,750)	—
Net increase in long-term debt and other
bank borrowings	687	711
Payment of financing expenses	(533)	(208)
Proceeds from issuance of common stock	3,661	—
Dividends paid	(2,315)	—

Net cash used in financing activities	(11,397)	(18,563)

Effect of exchange rate changes on cash	(178)	(306)

Net increase (decrease) in cash and cash equivalents	(13,831)	466
Cash and cash equivalents at beginning of period	20,617	6,075

Cash and cash equivalents at end of period	$6,786	$6,541

Supplemental Disclosures of Cash Flow Information
	2005	2004
Cash paid during the period for:
Interest	$2,848	$8,446
Income taxes - net of refunds	7,621	4,623

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

3.

On May 27, 2005, the Company entered into a new credit agreement which provides for a five-year $120.0 million revolving credit facility that may, at the Company’s request and with the lenders' approval, be increased to $150.0 million. Proceeds from this revolving credit facility were used to pay in full the previously outstanding senior secured term loan. The Company had $85.9 million of borrowings under its new revolving credit facility as of June 30, 2005. The new credit agreement provides that interest on borrowed amounts would initially be set at either the prime rate plus .25% or LIBOR plus 1.25%, with quarterly adjustments to interest rates beginning after six months. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory.

4.	Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Raw materials and parts	$31,193	$21,583
Work in process	33,735	7,633
Finished products (primarily replacement parts)	82,557	81,599

	$147,485	$110,815

5.

The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and six months ended June 30, 2005 and 2004:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)

Net earnings	$10,224	$2,629	$19,349	$614

Weighted average shares outstanding	20,293,990	12,058,400	20,181,674	12,058,400

Basic net earnings per share	$.50	$.22	$.96	$.05

Weighted average shares outstanding	20,293,990	12,058,400	20,181,674	12,058,400
Effect of dilutive stock options and
restricted stock	536,670	629,287	624,945	658,152

Weighted average shares
outstanding -diluted	20,830,660	12,687,687	20,806,619	12,716,552

Diluted net earnings per share	$.49	$.21	$.93	$.05

6.

The Company accounts for stock–based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The following table illustrates the effect on net earnings and net earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Per Share Amounts)

Reported net earnings	$10,224	$2,629	$19,349	$614

Add: Stock-based employee
compensation expense recorded,
net of related tax effects	—	3,293	—	7,441
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method, net of related tax effects	—	(4)	—	(8)

Pro forma net earnings	$10,224	$5,918	$19,349	$8,047

Net earnings per share of common stock:
As reported
Basic	$.50	$.22	$.96	$.05
Diluted	.49	.21	.93	.05
Pro forma
Basic	.50	.49	.96	.67
Diluted	.49	.47	.93	.63

Options to purchase 195,102 and 370,020 shares of the Company’s Class A common stock were exercised during the quarter and six months ended June 30, 2005, respectively.

7.	Intangible assets consist of the following:

	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in Thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(9,906)	$25,500	$(9,268)
Bill of material listings	2,856	(1,109)	2,856	(1,038)
Software	2,288	(1,778)	2,288	(1,663)
Other	737	(221)	864	(173)

	$31,381	$(13,014)	$31,508	$(12,142)

Unamortized intangible assets:
Trademarks/Trade names	$12,436		$12,436
Intangible pension asset	5,133		5,133

	$17,569		$17,569

The aggregate intangible amortization expense for the quarter and six months ended June 30, 2005 was $.5 million and $.9 million, respectively. The aggregate intangible amortization expense for the quarter and six months ended June 30, 2004 was $.4 million and $.8 million, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2005 is as follows:

(Dollars in Thousands)
2005 (remaining six months)	$897
2006	1,794
2007	1,732
2008	1,565
2009	1,418
2010	1,418
Future	9,543

$18,367

8.	Environmental

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)

Balance at January 1	$5,452	$4,311
Provision	1,346	1,835
Charges	(954)	(978)

Balance at June 30	$5,844	$5,168

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

A wholly-owned Australian subsidiary of the Company is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately AUS $3.6 million related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial in late 2006. The Company has established a reserve for its estimate of the resolution of this matter.

9.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income (loss) in addition to net earnings from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings. The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss) which includes net earnings, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

	(Dollars in Thousands)

Balance at December 31, 2004	$(5,307)	$(16,384)	$(21,691)

Changes – Six months ended	(2,992)	—	(2,992)
June 30, 2005

Balance at June 30, 2005	$(8,299)	$(16,384)	$(24,683)

10.

The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

             The components of net periodic pension cost consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Service cost	$552	$444	$1,104	$887
Interest cost	1,310	1,332	2,620	2,642
Expected return on plan assets	(1,116)	(1,266)	(2,232)	(2,522)
Amortization of prior service cost	52	51	104	102
Amortization of actuarial loss	402	401	804	572

Net cost	$1,200	$962	$2,400	$1,681

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Service cost	$210	$195	$420	$385
Interest cost	311	307	622	571
Amortization of prior service cost	(60)	(55)	(120)	(110)
Amortization of actuarial loss	91	77	182	168

Net cost	$552	$524	$1,104	$1,014

During the first six months of 2005, the Company contributed approximately $.9 million to its pension plans and $.6 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $1.9 million to its pension plans and $.6 million for the payment of benefits from its postretirement benefit plan during the remainder of 2005.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business

The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its original equipment (“OEM”) products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company’s principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, India, Peru, South Africa and the United States. The largest markets for mining equipment have historically been in Australia, Canada, South Africa, South America and the United States. In the future, Canada, China and India are expected to be increasingly important markets.

The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased and have continued to be strong in 2005. Factors that could support sustained demand for these key commodities in 2005 and future years include continued economic growth in China, India and the developing world and renewed economic strength in industrialized countries. In the past quarter, inquiries for new machines have increased from prior quarters. The highest interest has been in the oil sands of Western Canada and copper mines in South America. Inquiries from other areas of the world have also increased.

The Company’s aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales; however, recent pronounced strength in commodity markets has positively affected aftermarket sales. The Company’s complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company’s installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales. Aftermarket orders and inquiries continue to increase as the existing installed fleet of machines operates at very high utilization levels due to the current demands for commodities.

The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods of weaker OEM sales. The Company maintains ongoing efforts to improve efficiency and contain costs and continually evaluates all opportunities for reductions to operating costs. While the Company has recorded restructuring charges in recent years, it does not anticipate significant restructuring charges in the current year. Recent strong order volume has caused the Company to hire new employees, and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. During the first quarter of 2005, the Company entered into an agreement to lease a facility to be used for expansion of the Company’s manufacturing operations. The Company anticipates that the current commodity demand will continue for at least the next three to five years. The Company is currently reviewing other expansion alternatives.

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

Key Measures

On-Time Delivery and Lead Times

Due to the high fixed cost structure of the Company’s customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company’s on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 94% for the year 2004 and 93% for the first six months of 2005. Lead times for deliveries were approximately the same in the first six months of 2005 as compared to the year 2004, although some suppliers are now increasing lead times for materials which may affect parts delivery lead times in the future.

The Company increased on-time deliveries and reduced lead times in recent years by focusing on the development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. The information to accomplish much of these improvements is available from the Company’s enterprise resource planning (“ERP”) system.

Productivity

Sales per full time equivalent employee is a measure of the Company’s operational efficiency. Sales per full time equivalent employee were $.3 million for the first six months of 2005 and $.2 million for the first six months of 2004. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades which, collectively, allowed sales to grow with minimal changes in headcount.

Warranty Claims

Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During the year 2004 and the first six months of 2005, warranty claims as a percentage of total sales were less than 1%.

             Backlog

Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company’s backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at June 30, 2005 and December 31, 2004 as well as the portion of backlog which is or was expected to be recognized within twelve months of these dates:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)

Next 12 months	$324,367	$231,455
Total	573,268	436,317

The increase in the Company’s backlog at June 30, 2005 is due to the improved market conditions in which the Company sells its products.

Inventory

Inventory is one of the Company’s significant assets. As of June 30, 2005, the Company had $147.5 million in inventory. Inventory turned at a rate of approximately 2.9 times during the first six months of 2005 and approximately 3.0 times in the year 2004. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company’s inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company’s older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

Quarter And Six Months Ended June 30, 2005 Compared to Quarter And Six Months Ended June 30, 2004

Sales

Sales for the quarter and six months ended June 30, 2005 were $140.0 million and $245.6 million, respectively, compared with $117.0 million and $214.1 million for the quarter and six months ended June 30, 2004, respectively. Sales of aftermarket parts and services for the second quarter of 2005 were $85.1 million, an increase of 2.3% from $83.2 million for the second quarter of 2004. Sales of aftermarket parts and services for the six months ended June 30, 2005 were $162.9 million, an increase of 6.7% from $152.6 million for the six months ended June 30, 2004. The increases in aftermarket sales in 2005 reflect the Company’s initiatives and strategies to capture additional market share as well as continued strong commodity prices. A significant portion of the increase in aftermarket sales for the six months ended June 30, 2005 was in the United States. Machine sales for the second quarter of 2005 were $54.9 million, an increase of 62.7% from $33.8 million for the second quarter of 2004. Machine sales for the six months ended June 30, 2005 were $82.7 million, an increase of 34.5% from $61.4 million for the six months ended June 30, 2004. The increase in machine sales for the three months ended June 30, 2005 was primarily due to the recognition of sales on two draglines that were sold in 2004. The increase in machine sales for the six months ended June 30, 2005 was primarily due to the aforementioned draglines as well as increased electric mining shovel sales. Approximately $1.7 million and $3.8 million of the increases in sales for the quarter and six months ended June 30, 2005, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see "Foreign Currency Fluctuations" below).

Gross Profit

Gross profit for the second quarter of 2005 was $31.0 million or 22.1% of sales compared with $24.8 million or 21.2% of sales for the second quarter of 2004. Gross profit for the six months ended June 30, 2005 was $60.0 million or 24.4% compared with $44.4 million or 20.8% for the six months ended June 30, 2004. The increase in gross profit was primarily due to an increased sales volume and higher gross margins on both machines and aftermarket sales. Gross profit for the six months ended June 30, 2005 and 2004 was reduced by $2.5 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company. Approximately $.4 million and $.8 million of the increase in gross profit for the quarter and six months ended June 30, 2005, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see "Foreign Currency Fluctuations" below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $12.1 million or 8.7% of sales compared with $14.2 million or 12.1% of sales for the quarter ended June 30, 2004. Selling, general and administrative expenses for the six months ended June 30, 2005 were $24.4 million or 10.0% of sales compared to $28.3 million or 13.2% of sales for the six months ended June 30, 2004. Selling, general and administrative expenses for the quarter and six months ended June 30, 2005 included $45,000 and $90,000, respectively, related to non-cash stock-based employee compensation compared to $3.3 million and $7.4 million for the quarter and six months ended June 30, 2004. Selling expenses for the quarter and six months ended June 30, 2005 increased by $1.2 million and $2.4 million, respectively, from 2004 primarily due to increased sales efforts and higher foreign costs as a result of the weakened U.S. dollar, but remained relatively constant as a percentage of sales. Foreign currency transaction gains for the quarter and six months ended June 30, 2005 were $.5 million and $1.3 million, respectively, compared with gains of $.2 million and $.8 million for the quarter and six months ended June 30, 2004, respectively.

Research and Development Expenses

Research and development expenses for the quarter and six months ended June 30, 2005 were $1.5 million and $2.8 million, respectively, compared with $1.3 million and $2.6 million for the quarter and six months ended June 30, 2004, respectively.

             Amortization of Intangible Assets

Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, was $.5 million and $.9 million for the quarter and six months ended June 30, 2005, respectively, compared with $.4 million and $.8 million for the quarter and six months ended June 30, 2004, respectively.

Operating Earnings

Operating earnings for the second quarter of 2005 were $16.9 million or 12.1% of sales, compared with $8.9 million or 7.6% of sales for the second quarter of 2004. Operating earnings for the six months ended June 30, 2005 were $31.9 million or 13.0% of sales, compared with $12.7 million or 5.9% of sales for the six months ended June 30, 2004. Operating earnings for the quarter and six months ended June 30, 2005 increased from 2004 due to increased gross profit resulting from an increased sales volume and higher gross margins on both machines and aftermarket sales. Operating earnings for the quarter and six months ended June 30, 2004 were reduced by $3.3 million and $7.4 million, respectively, of non-cash stock compensation expense. Approximately $.3 million and $.4 million of the increase in operating earnings for the quarter and six months ended June 30, 2005, respectively, was attributable to a weakening United States dollar (see "Foreign Currency Fluctuations" below).

Interest Expense

Interest expense for the quarter and six months ended June 30, 2005 was $1.1 million and $2.4 million, respectively, compared with $4.2 million and $8.3 million for the quarter and six months ended June 30, 2004, respectively. The decrease in interest expense in 2005 was due to the refinancing of the Company’s capital structure in connection with its initial public offering which was completed on July 28, 2004.

Other Expense - Net

Other expense - net was $.1 million of expense for the quarter and six months ended June 30, 2005, respectively, compared with $.4 million and $.7 million of expense for the quarter and six months ended June 30, 2004, respectively. Debt issuance cost amortization was $.2 million and $.5 million for the quarter and six months ended June 30, 2005 compared with $.4 million and $.8 million for the quarter and six months ended June 30, 2004, respectively. These amounts include costs related to the Company’s credit facilities (see "Liquidity and Capital Resources - Financing Cash Flows" below).

Income Taxes

Income tax expense for the quarter and six months ended June 30, 2005 was $5.5 million and $10.0 million, respectively, compared with $1.7 million and $3.1 million for the quarter and six months ended June 30, 2004, respectively. Income tax expense for the quarter and six months ended June 30, 2004 consisted primarily of foreign taxes at applicable statutory rates since taxable U.S. income was offset by federal net operating loss carryforwards. In 2005, U.S. taxable income exceeded available net operating loss carryforwards and income tax expense was recorded. At June 30, 2005, the Company had approximately $14.3 million of federal net operating loss carryforwards.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company’s sales, gross profit and operating earnings for the quarter and six months ended June 30, 2005 and 2004, in each case compared to the same quarter in the prior year:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Increase in sales	$1,738	$2,825	$3,803	$7,132
Increase in gross profit	426	550	835	1,320
Increase in operating earnings	257	328	408	354

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and six months ended June 30, 2005 was $20.3 million and $38.6 million, respectively, compared with $12.0 million and $19.1 million for the quarter and six months ended June 30, 2004, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in Thousands)

Net earnings	$10,224	$2,629	$19,349	$614
Interest income	(149)	(49)	(358)	(114)
Interest expense	1,110	4,166	2,362	8,291
Income taxes	5,517	1,722	10,035	3,102
Depreciation	2,920	2,742	5,784	5,503
Amortization (1)	691	834	1,379	1,656

EBITDA (2)	20,313	12,044	38,551	19,052
Changes in assets and liabilities	(23,271)	10,651	(21,022)	6,382
Non-cash stock compensation expense (3)	45	3,293	90	7,441
(Gain) loss on sale of fixed assets	(129)	5	153	13
Interest income	149	49	358	114
Interest expense	(1,110)	(4,166)	(2,362)	(8,291)
Income tax expense	(5,517)	(1,722)	(10,035)	(3,102)

Net cash provided by (used in) operating activities	$(9,520)	$20,154	$5,733	$21,609

Net cash used in investing activities	$(5,388)	$(1,573)	$(7,989)	$(2,274)

Net cash used in financing activities	$(12,213)	$(16,159)	$(11,397)	$(18,563)

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)

EBITDA for the quarter and six months ended June 30, 2004 is reduced by expenses pursuant to a management services agreement with American Industrial Partners (“AIP”) as well as fees paid to AIP or its affiliates and advisors for services performed for the Company outside the scope of the management services agreement of $.6 million and $1.2 million, respectively. The management services agreement was terminated in July 2004. EBITDA is also reduced by restructuring charges (severance) for the quarters ended June 30, 2005 and 2004 and six months ended June 30, 2005 and 2004 of $60,000 and $116,000, $73,000 and $170,000, respectively.

(3)

Non-cash stock compensation expense for the quarter and six months ended June 30, 2004 represents the charge recorded related to stock options issued prior to the completion of the Company’s initial public offering on July 28, 2004. At the time of the initial public offering, the plan required certain modifications to the determination of fair market value for these previously issued options. In accordance with EITF Issue No. 87-23, no further compensation expense was recorded subsequent to July 28, 2004 related to stock options issued under this plan prior to the Company’s initial public offering. Under existing accounting standards, provision for compensation expense related to the 24,000 shares of restricted stock issued under the Bucyrus International, Inc. 2004 Equity Incentive Plan in September 2004 will be approximately $.2 million annually over the four years subsequent to the date of issuance.

Liquidity and Capital Resources

Cash Requirements

During the remainder of 2005, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative long-term effect on its liquidity. If additional borrowings are necessary during the remainder of 2005, the Company believes it has sufficient capacity under its new revolving credit facility (see “Financing Cash Flows" below).

The following table summarizes the Company’s contractual obligations with respect to long-term debt and short-term obligations as of June 30, 2005:

	Total	1 Year Or Less	2-3 Years	4-5 Years	Thereafter
Long-term debt	$89,792	$411	$472	$86,921	$1,988

Short-term
obligations	1,250	1,250	—	—	—

	$91,042	$1,661	$472	$86,921	$1,988

           There have been no material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company’s 2004 Annual Report to Shareholders.

The Company’s capital expenditures for the six months ended June 30, 2005 were $8.0 million compared with $2.3 million for the six months ended June 30, 2004. Included in capital expenditures for the six months ended June 30, 2005 was $2.2 million related to the new manufacturing facility in Milwaukee. The Company expects a continued increase in capital expenditures during the remainder of 2005 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures in 2005.

At June 30, 2005, there were $26.9 million of standby letters of credit outstanding under all Company bank facilities.

The Company believes that cash flows from operations will be sufficient to fund its cash requirements for the next twelve months.

The Company intends to pay quarterly cash dividends of $0.575 per share (equal to $.23 per year). A quarterly cash dividend of $1.2 million was declared on April 14, 2005 and paid on May 16, 2005.

Sources and Uses of Cash

While the Company had $6.8 million of cash and cash equivalents as of June 30, 2005, this cash is located at various foreign subsidiaries and is used for working capital purposes. Cash receipts in the United States are applied against the Company’s revolving credit facility.

Operating Cash Flows

During the first six months of 2005, the Company generated cash from operating activities of $5.7 million compared to $21.6 million in the first six months of 2004. The decrease in cash flows from operating activities was driven primarily by increased working capital requirements.

Receivables

The Company recognizes revenues on its machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of June 30, 2005, the Company had $106.5 million of receivables compared to $90.8 million of receivables at December 31, 2004. Receivables at June 30, 2005 and December 31, 2004 included $36.9 million and $31.4 million, respectively, of revenues from long-term contracts which were not billable at these dates.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The increase of $3.7 million from December 31, 2004 to June 30, 2005 was due to the receipt of customer payments on certain long-term machine contracts for which the related revenue has yet to be recognized.

Financing Cash Flows

On May 27, 2005, the Company entered into a new credit agreement with GMAC Commercial Finance LLC as lead lender. The new credit agreement provides for a five year $120.0 million revolving credit facility that may, at the Company’s request and with the lender’s approval, be increased to $150.0 million. The new credit agreement provides that interest on borrowed amounts would initially be set at either the prime rate plus .25% or LIBOR plus 1.25%, with quarterly adjustments to interest rates beginning after six months. Proceeds from this new revolving credit facility were used to pay in full the previously outstanding senior secured term loan. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At June 30, 2005, the Company had $85.9 million of borrowings under its revolving credit facility at a weighted average interest rate of 4.9%. The amount available for borrowings under the revolving credit facility at June 30, 2005 was $12.9 million.

The new credit agreement contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company’s ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company’s domestic assets and the receivables and inventory of the Company’s Canadian subsidiary are pledged as collateral under the revolving credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain financial covenants, including a leverage ratio (as defined). The Company was in compliance with all applicable covenants as of June 30, 2005.

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates discussed in the Management's Discussion and Analysis section of the Company’s 2004 Annual Report to Shareholders. There have been no material changes to these policies.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

The Company’s interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages its borrowings under its credit facilities through the selection of LIBOR-based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

At June 30, 2005, a sensitivity analysis was performed for the Company’s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company’s weighted average interest rate at June 30, 2005 would have the effect of changing the Company’s interest expense on an annual basis by approximately $400,000.

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

Based on the Company’s derivative instruments outstanding at June 30, 2005, a 10% change in foreign currency exchange rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may be identified by the use of predictive, future tense or forward looking terminology, such as "believes," "anticipates," "expects," "estimates," "intends," "may," "will" or similar terms. You are cautioned that any such forward looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

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

At the Company’s annual meeting of shareholders on April 14, 2005, the three continuing directors who were management’s nominees for re-election were elected to the Company’s Board of Directors for terms expiring at the 2008 annual meeting of shareholders. The directors were re-elected with the following votes:

Director’s Name	For	Withheld
Ronald A Crutcher	18,288,127	92,498
Robert W. Korthals	18,167,937	212,688
Gene E. Little	18,206,352	174,273

At the meeting, shareholders also ratified the selection of Deloitte & Touche LLP to serve as independent registered public accountants of the Company for fiscal 2005, by the following vote:

For:	18,266,690
Against:	88,285
Abstained:	25,650

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

Date	August 12, 2005	/s/Timothy W. Sullivan
Timothy W. Sullivan President and Chief xecutive Officer

Date	August 12, 2005	/s/Craig R. Mackus
Craig R. Mackus Chief Financial Officer, Controller and Secretary Principal Accounting Officer

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

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

El-1