Form 10-Q
period 2005-09-30
BUCYRUS INTERNATIONAL INC
filed 2005-11-14
CIK 740761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

              (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-50858

BUCYRUS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-0188050

(State of Incorporation)	(I.R.S. Employer
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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐     No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes ☐     No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2005

Class A Common Stock, $.01 par value	20,496,401

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales	$157,358	$111,509	$402,916	$325,604
Cost of products sold	120,930	87,194	306,468	256,845

Gross profit	36,428	24,315	96,448	68,759

Selling, general and administrative expenses	13,931	13,237	38,377	41,499
Research and development expenses	1,583	1,270	4,393	3,904
Amortization of intangible assets	449	412	1,352	1,235

Operating earnings	20,465	9,396	52,326	22,121

Interest expense	1,278	2,054	3,640	10,345
Other expense – net	123	149	238	867
Loss on extinguishment of debt	—	7,316	—	7,316

Earnings (loss) before income taxes	19,064	(123)	48,448	3,593
Income tax expense	6,287	885	16,322	3,987

Net earnings (loss)	$12,777	$(1,008)	$32,126	$(394)

Net earnings (loss) per share data:
Basic:
Net earnings (loss) per share	$.63	$(.06)	$1.59	$(.03)
Weighted average shares	20,434,239	17,671,362	20,266,788	13,943,044

Diluted:
Net earnings (loss) per share	$.61	$(.06)	$1.54	$(.03)
Weighted average shares	20,852,568	17,671,362	20,822,104	13,943,044

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in Thousands)

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net earnings (loss)	$12,777	$(1,008)	$32,126	$(394)
Other comprehensive (loss)-
Foreign currency translation adjustments	3,632	1,705	640	(2,338)

Comprehensive income (loss)	$16,409	$697	$32,766	$(2,732)

See notes to consolidated condensed financial statements

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,270	$20,617
Receivables – net	131,182	90,802
Inventories	150,069	110,815
Deferred income taxes	9,331	9,607
Prepaid expenses and other	5,759	7,205

Total Current Assets	303,611	239,046

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets – net	35,509	36,935
Deferred income taxes	6,575	7,651
Other assets	8,219	8,191

	97,609	100,083

PROPERTY, PLANT AND EQUIPMENT:

Cost	133,533	120,724
Less accumulated depreciation	(75,037)	(67,044)

	58,496	53,680

	$459,716	$392,809

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
(Dollars in Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2005	2004

LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$93,544	$59,446
Liabilities to customers on uncompleted contracts and warranties	20,328	8,221
Income taxes	6,028	2,880
Current maturities of long-term debt and other short-term obligations	1,792	6,342

Total Current Liabilities	121,692	76,889

LONG-TERM LIABILITIES:
Postretirement benefits	14,134	13,700
Pension and other	32,205	38,242

	46,339	51,942

LONG-TERM DEBT, less current maturities	88,227	96,910

COMMON SHAREHOLDERS’ INVESTMENT:
Common stock – par value $.01per share, authorized 41,000,000 shares, issued 20,568,801 shares and 20,095,977 shares, respectively	206	201
Additional paid-in capital	296,907	289,930
Unearned restricted stock compensation	(536)	(671)
Treasury stock – 72,400 shares, at cost	(851)	(851)
Accumulated deficit	(71,217)	(99,850)
Accumulated other comprehensive loss	(21,051)	(21,691)

	203,458	167,068

	$459,716	$392,809

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,

	2005	2004

Net Cash Provided By Operating Activities	$13,419	$5,992

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(13,552)	(3,804)
Proceeds from sale of property, plant and equipment	263	90
Payment for purchase of company	(85)	(559)
Other	11	54

Net cash used in investing activities	(13,363)	(4,219)

Cash Flows From Financing Activities
Net borrowings from (repayment of) revolving credit facility	84,675	(37,420)
Proceeds from (repayment of) senior secured term loan	(98,750)	100,000
Retirement of Senior Notes	—	(155,560)
Payment of deferred interest on Senior Notes owned by Bucyrus Holdings, LLC	—	(23,660)
Net increase in other long-term debt and bank borrowings	843	516
Payment of financing expenses	(589)	(4,753)
Net proceeds from issuance of common stock	3,884	129,821
Dividends paid	(3,489)	—

Net cash provided by (used in) financing activities	(13,426)	8,944

Effect of exchange rate changes on cash	23	(74)

Net increase (decrease) in cash and cash equivalents	(13,347)	10,643
Cash and cash equivalents at beginning of period	20,617	6,075

Cash and cash equivalents at end of period	$7,270	$16,718

Supplemental Disclosures of Cash Flow Information
	2005	2004

Cash paid during the period for:
Interest	$3,910	$38,574
Income taxes - net of refunds	9,086	5,518

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

3.	Inventories consist of the following:

	September 30,	December 31,
	2005	2004

	(Dollars in Thousands)

Raw materials and parts	$36,323	$21,583
Work in process	24,806	7,633
Finished products (primarily replacement parts)	88,940	81,599

	$150,069	$110,815

4.

The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and nine months ended September 30, 2005 and 2004:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands, Except Per Share Amounts)

Net earnings (loss)	$12,777	$(1,008)	$32,126	$(394)

Weighted average shares outstanding	20,434,239	17,671,362	20,266,788	13,943,044

Basic net earnings (loss) per share	$.63	$(.06)	$1.59	$(.03)

Weighted average shares outstanding	20,434,239	17,671,362	20,266,788	13,943,044
Effect of dilutive stock options and restricted stock	418,329	—	555,316	—

Weighted average shares outstanding - diluted	20,852,568	17,671,362	20,822,104	13,943,044

Diluted net earnings (loss) per share	$.61	$(.06)	$1.54	$(.03)

The weighted average shares outstanding used to compute the diluted loss per share for the quarter and nine months ended September 30, 2004 exclude outstanding options to purchase 862,400 shares of the Company’s common stock as of September 30, 2004. The options were excluded because their inclusion would have been antidilutive.

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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in Thousands, Except Per Share Amounts)

Reported net earnings (loss)	$12,777	$(1,008)	$32,126	$(394)

Add: Stock-based employee compensation expense recorded, net of related tax effects	—	2,590	—	10,031
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	—	(567)	—	(575)

Pro forma net earnings	$12,777	$1,015	$32,126	$9,062

Net earnings per share of common stock:
As reported
Basic	$.63	$(.06)	$1.59	$(.03)
Diluted	.61	(.06)	1.54	(.03)
Pro forma
Basic	.63	.06	1.59	.65
Diluted	.61	.06	1.54	.62

Options to purchase 101,548 and 471,568 shares of the Company’s Class A common stock were exercised during the quarter and nine months ended September 30, 2005, respectively.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the alternative of accounting for share-based compensation under Accounting Principles Board Opinion No. 25. SFAS 123R generally requires the recognition of the cost of employee services for share-based compensation based on the grant date fair value of the equity or liability instruments issued. The effective date for the Company is the beginning of fiscal year 2006. The Company is currently assessing the impact of the adoption of SFAS 123R but does not believe the impact of the adoption of this statement will be material to the Company’s financial statements.

6.	Intangible assets consist of the following:

	September 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(10,224)	$25,500	$(9,268)
Bill of material listings	2,856	(1,145)	2,856	(1,038)
Software	2,288	(1,835)	2,288	(1,663)
Other	769	(269)	864	(173)

	$31,413	$(13,473)	$31,508	$(12,142)

Unamortized intangible assets:
Trademarks/Trade names	$12,436		$12,436
Intangible pension asset	5,133		5,133

	$17,569		$17,569

The aggregate intangible amortization expense for the quarter and nine months ended September 30, 2005 was $.4 million and $1.4 million, respectively. The aggregate intangible amortization expense for the quarter and nine months ended September 30, 2004 was $.4 million and $1.2 million, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2005 is as follows:

(Dollars in Thousands)

2005 (remaining three months)	$450
2006	1,800
2007	1,739
2008	1,572
2009	1,418
2010	1,418
Future	9,543

$17,940

7.	Environmental

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,

	2005	2004

	(Dollars in Thousands)

Balance at January 1	$5,452	$4,311
Provision	2,137	2,809
Charges	(1,219)	(1,772)

Balance at September 30	$6,370	$5,348

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

Asbestos Liability

The Company has been named as a co-defendant in approximately 308 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 1,498 plaintiffs. The cases are pending in courts in nine states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

8.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net earnings from operations. Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings. The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss) which includes net earnings, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

	(Dollars in Thousands)

Balance at December 31, 2004	$(5,307)	$(16,384)	$(21,691)

Changes – Nine months ended September 30, 2005	640	—	640

Balance at September 30, 2005	$(4,667)	$(16,384)	$(21,051)

9.

The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

The components of net periodic pension cost consisted of the following:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Service cost	$506	$420	$1,610	$1,307
Interest cost	1,350	1,269	3,970	3,911
Expected return on plan assets	(1,675)	(1,211)	(3,907)	(3,733)
Amortization of prior service cost	235	51	339	153
Amortization of actuarial loss	377	372	1,181	944

Net cost	$793	$901	$3,193	$2,582

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Service cost	$276	$193	$696	$578
Interest cost	180	285	802	856
Amortization of prior service cost	(67)	(56)	(187)	(166)
Amortization of actuarial loss	52	84	234	252

Net cost	$441	$506	$1,545	$1,520

During the first nine months of 2005, the Company contributed approximately $2.0 million to its pension plans and $1.0 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $.5 million to its pension plans and $.4 million for the payment of benefits from its postretirement benefit plan during the remainder of 2005.

10.

The American Jobs Creation Act of 2004, which was signed into law on October 24, 2004, includes a provision for a one-time dividends received deduction of 85% of certain qualified cash dividends that are received from controlled foreign corporations before December 31, 2005. The Company is in the process of evaluating the repatriation provisions, but has not yet determined the amount or range of possible amounts to be repatriated, or the tax effect of such repatriation, and expects to complete its evaluation by the end of 2005.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Business

          The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its original equipment (“OEM”) products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company’s principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, India, Peru, South Africa and the United States. The largest markets for mining equipment have historically been in Australia, Canada, South Africa, South America and the United States. In the future, Brazil, Canada, China and India are expected to be increasingly important markets.

          The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2002, the market prices of many surface-mined commodities were generally weak. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased and have continued to be strong in 2005. Factors that could support sustained demand for these key commodities in 2005 and future years include continued economic growth in China, India and the developing world and renewed economic strength in industrialized countries. In the past quarter, inquiries for new machines continued to increase from prior quarters. The highest interest has been in the oil sands of Western Canada. Inquiries related to coal, copper and iron ore mines in other areas of the world have also increased.

          The Company’s aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales. However, recent pronounced strength in commodity markets has positively affected total aftermarket sales, although total aftermarket sales remained at approximately 70% of sales during the nine months ended September 30, 2005. The Company’s complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company’s installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales. Aftermarket orders and inquiries continue to increase as the existing installed fleet of machines operates at very high utilization levels due to the current demand and increased prices for commodities.

          The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods. The Company anticipates that the current commodity demand will continue for at least the next three to five years. The Company maintains ongoing efforts to improve efficiency and contain costs and continually evaluates all opportunities for reductions to operating costs. Recent strong order volume has caused the Company to hire new employees, and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. During the first quarter of 2005, the Company entered into an agreement to lease a facility to be used for expansion of the Company’s manufacturing operations. This facility is currently operating at 60% of its capacity and the Company plans to operate the facility at close to 100% of its capacity by the first quarter of 2006. Also, on August 24, 2005, the Company announced that it is proceeding with plans to expand its manufacturing facilities in South Milwaukee, Wisconsin. The initial phase of the expansion program will include the construction of a new facility on the grounds of the Company’s South Milwaukee campus north of Rawson Avenue at an approximate cost of $22 million.

          A substantial portion of the Company’s sales and operating earnings is attributable to operations located outside the United States. The Company generally sells its OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A portion of the Company’s aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, Chile, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency which is naturally hedged by the Company’s payment of local labor in local currency. Historically, approximately 70% of the Company’s sales are priced in United States dollars.

          Over the past three years, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains, growing its high margin aftermarket parts and services business and increasing the prices of its products. To date, increasing prices of steel and other raw materials have not had a significant impact on the Company’s gross profit due to the higher selling prices of its products.

          Following is a discussion of key measures which contributed to the Company’s operating results.

Key Measures

          On-Time Delivery and Lead Times

          Due to the high fixed cost structure of the Company’s customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company’s on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 94% for the year 2004 and 92% for the first nine months of 2005. Lead times for deliveries were approximately the same in the first nine months of 2005 as compared to the year 2004, although some suppliers are now increasing lead times for materials which may affect parts delivery lead times in the future.

          The Company increased on-time deliveries and reduced lead times in recent years by focusing on the development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. The information to accomplish many of these improvements is available from the Company’s enterprise resource planning (“ERP”) system.

          Productivity

          Sales per full time equivalent employee is a measure of the Company’s operational efficiency. Sales per full time equivalent employee were $.3 million for the first nine months of 2005 and $.2 million for the first nine months of 2004. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades which, collectively, allowed sales to grow with minimal changes in headcount.

          Warranty Claims

          Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During the year 2004 and the first nine months of 2005, warranty claims as a percentage of total sales were less than 1%.

          Backlog

          Backlog is a tool which allows management to forecast sales and production requirements. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company’s backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at September 30, 2005 and December 31, 2004 as well as the portion of backlog which is or was expected to be recognized within twelve months of these dates:

	September 30, 2005	December 31, 2004

	(Dollars in Thousands)

Next 12 months	$344,378	$231,455
Total	590,230	436,317

The increase in the Company’s backlog at September 30, 2005 was primarily in aftermarket parts and service and was due to the improved market conditions in which the Company sells its products.

          Inventory

          Inventory is one of the Company’s significant assets. As of September 30, 2005, the Company had $150.1 million in inventory. Raw materials and work in process inventory have increased in anticipation of future increased sales activity. Inventory turned at a rate of approximately 3.0 times during the first nine months of 2005 and the year 2004. Inventory turned at a rate of approximately 2.9 times during the first six months of 2005. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company’s inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company’s older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

Quarter And Nine Months Ended September 30, 2005 Compared to Quarter And Nine Months Ended September 30, 2004

          Sales

          Sales for the quarter and nine months ended September 30, 2005 were $157.4 million and $402.9 million, respectively, compared with $111.5 million and $325.6 million for the quarter and nine months ended September 30, 2004, respectively. Sales of aftermarket parts and services for the third quarter of 2005 were $112.9 million, an increase of 30.1% from $86.7 million for the third quarter of 2004. Sales of aftermarket parts and services for the nine months ended September 30, 2005 were $275.7 million, an increase of 15.2% from $239.4 million for the nine months ended September 30, 2004. The increases in aftermarket sales in 2005 reflect the Company’s initiatives and strategies to capture additional market share as well as continued strong commodity prices. Aftermarket sales increased in both United States and international markets. Machine sales for the third quarter of 2005 were $44.5 million, an increase of 79.6% from $24.8 million for the third quarter of 2004. Machine sales for the nine months ended

September 30, 2005 were $127.2 million, an increase of 47.5% from $86.2 million for the nine months ended September 30, 2004. The increase in machine sales for the quarter and nine months ended September 30, 2005 was primarily due to increased electric mining shovel sales and the recognition of sales on two draglines that were sold in 2004. Approximately $2.4 million and $6.2 million of the increases in sales for the quarter and nine months ended September 30, 2005, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

          Gross Profit

          Gross profit for the third quarter of 2005 was $36.4 million or 23.1% of sales compared with $24.3 million or 21.8% of sales for the third quarter of 2004. Gross profit for the nine months ended September 30, 2005 was $96.4 million or 23.9% of sales compared with $68.8 million or 21.1% of sales for the nine months ended September 30, 2004. The increase in gross profit was primarily due to an increased sales volume and higher gross margins on both machines and aftermarket sales. Gross profit for the quarter and nine months ended September 30, 2005 was reduced by $.4 million and $1.1 million, respectively, of training costs related to the Company’s new leased manufacturing facility. Gross profit for the nine months ended September 30, 2005 and 2004 was also reduced by $4.0 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company. Approximately $.4 million and $1.2 million of the increase in gross profit for the quarter and nine months ended September 30, 2005, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the quarter ended September 30, 2005 were $13.9 million or 8.9% of sales compared with $13.2 million or 11.9% of sales for the quarter ended September 30, 2004. Selling, general and administrative expenses for the nine months ended September 30, 2005 were $38.4 million or 9.5% of sales compared to $41.5 million or 12.7% of sales for the nine months ended September 30, 2004. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2005 included $45,000 and $135,000, respectively, related to non-cash stock-based employee compensation compared to $2.6 million and $10.0 million for the quarter and nine months ended September 30, 2004. Selling expenses for the quarter and nine months ended September 30, 2005 increased by $1.6 million and $4.0 million, respectively, from 2004 primarily due to increased sales efforts and higher foreign costs as a result of the weakened U.S. dollar, but remained relatively constant as a percentage of sales. Foreign currency transaction gains (losses) for the quarter and nine months ended September 30, 2005 were $(.1) million and $1.2 million, respectively, compared with gains of $.4 million and $1.2 million for the quarter and nine months ended September 30, 2004, respectively. The Company incurred approximately $.4 million of consulting expenses during the nine months ended September 30, 2005 related to Sarbanes-Oxley Section 404 compliance and expects to incur an additional $.7 million in the fourth quarter.

          Research and Development Expenses

          Research and development expenses for the quarter and nine months ended September 30, 2005 were $1.6 million and $4.4 million, respectively, compared with $1.3 million and $3.9 million for the quarter and nine months ended September 30, 2004, respectively.

          Amortization of Intangible Assets

          Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, was $.4 million and $1.4 million for the quarter and nine months ended September 30, 2005, respectively, compared with $.4 million and $1.2 million for the quarter and nine months ended September 30, 2004, respectively.

          Operating Earnings

          Operating earnings for the third quarter of 2005 were $20.5 million or 13.0% of sales, compared with $9.4 million or 8.4% of sales for the third quarter of 2004. Operating earnings for the nine months ended September 30, 2005 were $52.3 million or 13.0% of sales, compared with $22.1 million or 6.8% of sales for the nine months ended September 30, 2004. Operating earnings for the quarter and nine months ended September 30, 2005 increased from 2004 due to increased gross profit resulting from increased sales volume and higher gross margins on both machines and aftermarket sales. Operating earnings for the quarter and nine months ended September 30, 2004 were reduced by $2.6 million and $10.0 million, respectively, of non-cash stock compensation expense. Approximately $.4 million and $.8 million of the increase in operating earnings for the quarter and nine months ended September 30, 2005, respectively, was attributable to a weakening United States dollar (see “Foreign Currency Fluctuations” below).

          Interest Expense

          Interest expense for the quarter and nine months ended September 30, 2005 was $1.3 million and $3.6 million, respectively, compared with $2.1 million and $10.3 million for the quarter and nine months ended September 30, 2004, respectively. The decrease in interest expense in 2005 was due to the refinancing of the Company’s capital structure in connection with its initial public offering which was completed on July 28, 2004.

          Other Expense - Net

          Other expense - net was $.1 million and $.2 million of expense for the quarter and nine months ended September 30, 2005, respectively, compared with $.1 million and $.9 million of expense for the quarter and nine months ended September 30, 2004, respectively. Debt issuance cost amortization was $.3 million and $.7 million for the quarter and nine months ended September 30, 2005, respectively, compared with $.3 million and $1.1 million for the quarter and nine months ended September 30, 2004, respectively. These amounts include costs related to the Company’s credit facilities (see “Liquidity and Capital Resources - Financing Cash Flows” below).

          Income Taxes

          Income tax expense for the quarter and nine months ended September 30, 2005 was $6.3 million and $16.3 million, respectively, compared with $.9 million and $4.0 million for the quarter and nine months ended September 30, 2004, respectively. Income tax expense for the quarter and nine months ended September 30, 2004 consisted primarily of foreign taxes at applicable statutory rates since U.S. income tax expense was reduced by federal net operating loss carryforwards that were not previously recognized due to a valuation allowance. In the fourth quarter of 2004, all of the remaining valuation allowance was reversed. In 2005, U.S. taxable income exceeded available net operating loss carryforwards and income tax expense was recorded. Foreign taxes continue to be recorded at applicable statutory rates. At September 30, 2005, the Company had approximately $14.3 million of federal net operating loss carryforwards. The carryforwards are useable at the rate of $3.6 million per year.

Foreign Currency Fluctuations

          The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company’s sales, gross profit and operating earnings for the quarter and nine months ended September 30, 2005 and 2004, in each case compared to the same period in the prior year:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Increase in sales	$2,355	$2,581	$6,158	$9,826
Increase in gross profit	382	496	1,217	1,774
Increase in operating earnings	352	180	760	349

EBITDA

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter and nine months ended September 30, 2005 was $23.9 million and $62.4 million, respectively, compared with $12.5 million and $31.6 million for the quarter and nine months ended September 30, 2004, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings (Loss) as shown in the Consolidated Condensed Statements of Operations to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in Thousands)

Net earnings (loss)	$12,777	$(1,008)	$32,126	$(394)
Interest income	(121)	(149)	(479)	(263)
Interest expense	1,278	2,054	3,640	10,345
Income taxes	6,287	885	16,322	3,987
Depreciation	2,971	2,725	8,755	8,228
Amortization (1)	705	712	2,084	2,368
Loss on extinguishment of debt	—	7,316	—	7,316

EBITDA (2)	23,897	12,535	62,448	31,587
Changes in assets and liabilities	(8,750)	(28,212)	(29,772)	(21,830)
Non-cash stock compensation expense (3)	45	2,590	135	10,031
(Gain) loss on sale of fixed assets	(62)	260	91	273
Interest income	121	149	479	263
Interest expense	(1,278)	(2,054)	(3,640)	(10,345)
Income tax expense	(6,287)	(885)	(16,322)	(3,987)

Net cash provided by (used in) operating activities	$7,686	$(15,617)	$13,419	$5,992

Net cash used in investing activities	$(5,374)	$(1,945)	$(13,363)	$(4,219)

Net cash provided by (used in) financing activities	$(2,029)	$27,507	$(13,426)	$8,944

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)

EBITDA for the quarter and nine months ended September 30, 2004 is reduced by expenses pursuant to a management services agreement with American Industrial Partners (“AIP”) as well as fees paid to AIP or its affiliates and advisors for services performed for the Company outside the scope of the management services agreement of $.1 million and $1.3 million, respectively. The management services agreement was terminated in July 2004. EBITDA is also reduced by restructuring charges (severance) for the quarters ended September 30, 2005 and 2004 and nine months ended September 30, 2005 and 2004 of $251,000, $31,000, $324,000 and $201,000, respectively.

(3)

Non-cash stock compensation expense for the quarter and nine months ended September 30, 2004 represents the charge recorded related to stock options issued prior to the completion of the Company’s initial public offering on July 28, 2004. At the time of the initial public offering, the plan required certain modifications to the determination of fair market value for these previously issued options. In accordance with EITF Issue No. 87-23, no further compensation expense was recorded subsequent to July 28, 2004 related to stock options issued under this plan prior to the Company’s initial public offering. Under existing accounting standards, provision for compensation expense related to the 24,000 shares of restricted stock issued under the Bucyrus International, Inc. 2004 Equity Incentive Plan in September 2004 will be approximately $.2 million annually over the four years subsequent to the date of issuance.

Liquidity and Capital Resources

          Cash Requirements

          During the remainder of 2005, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative long-term effect on its liquidity. If additional borrowings are necessary during the remainder of 2005, the Company believes it has sufficient capacity under its revolving credit facility (see “Financing Cash Flows” below).

          As of September 30, 2005, there have been no material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company’s 2004 Annual Report to Shareholders. There have also been no material changes to the contractual obligations with respect to long-term debt and short-term obligations as presented in the Company’s Form 10-Q for the quarterly period ended June 30, 2005.

          On August 24, 2005, the Company announced that it is proceeding with plans to expand its manufacturing facilities in South Milwaukee, Wisconsin. The initial phase of the expansion program will include the construction of a new facility on the grounds of the Company’s South Milwaukee campus north of Rawson Avenue at an approximate cost of $22 million. The construction of this new facility is expected to be completed during the third quarter of 2006. At September 30, 2005, the Company had not yet incurred any contractual obligations with respect to this project. During the month of October 2005, the Company entered into contractual obligations of approximately $5.5 million with respect to this project. The Company intends to finance the expansion program through working capital and funds available under its existing revolving credit facility, and is exploring the availability of governmental grants and other programs.

          The Company’s capital expenditures for the nine months ended September 30, 2005 were $13.6 million compared with $3.8 million for the nine months ended September 30, 2004. Included in capital expenditures for the nine months ended September 30, 2005 was $2.9 million related to the new leased manufacturing facility in Milwaukee. The remaining expenditures consist primarily of production machinery at the Company’s main manufacturing facility. The Company expects a continued increase in capital expenditures during the remainder of 2005 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures in 2005.

          At September 30, 2005, there were $24.0 million of standby letters of credit outstanding under all Company bank facilities.

          The Company believes that cash flows from operations will be sufficient to fund its cash requirements for the next twelve months.

          The Company intends to pay quarterly cash dividends of $0.575 per share (equal to $.23 per year). A quarterly cash dividend of $1.2 million was declared on July 14, 2005 and paid on August 15, 2005.

          Sources and Uses of Cash

          While the Company had $7.3 million of cash and cash equivalents as of September 30, 2005, this cash is located at various foreign subsidiaries and is used for working capital purposes. Cash receipts in the United States are applied against the Company’s revolving credit facility.

Operating Cash Flows

          During the first nine months of 2005, the Company generated cash from operating activities of $13.4 million compared to $6.0 million in the first nine months of 2004. The increase in cash flows from operating activities was driven primarily by increased sales activity.

          Receivables

          The Company recognizes revenues on its machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of September 30, 2005, the Company had $131.2 million of receivables compared to $90.8 million of receivables at December 31, 2004. Receivables at September 30, 2005 and December 31, 2004 included $54.5 million and $31.4 million, respectively, of revenues from long-term contracts which were not billable at these dates.

          Liabilities to Customers on Uncompleted Contracts and Warranties

          Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties. The increase of $12.1 million from December 31, 2004 to September 30, 2005 was due to the receipt of customer payments on certain long-term machine contracts for which the related revenue has yet to be recognized.

          Financing Cash Flows

          On May 27, 2005, the Company entered into a new credit agreement with GMAC Commercial Finance LLC as lead lender. The credit agreement provides for a five year $120.0 million revolving credit facility that may, at the Company’s request and with the lender’s approval, be increased to $150.0 million. The credit agreement provides that interest on borrowed amounts would initially be set at either the prime rate plus .25% or LIBOR plus 1.25%, with quarterly adjustments to interest rates beginning after nine months. Proceeds from this new revolving credit facility were used to pay in full the previously outstanding senior secured term loan. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At September 30, 2005, the Company had $84.7 million of borrowings under its revolving credit facility at a weighted average interest rate of 5.5%. The amount available for borrowings under the revolving credit facility at September 30, 2005 was $17.1 million.

          The credit agreement contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company’s ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company’s domestic assets and the receivables and inventory of the Company’s Canadian subsidiary are pledged as collateral under the revolving credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain financial covenants, including a leverage ratio (as defined). The Company was in compliance with all applicable covenants as of September 30, 2005.

Critical Accounting Policies and Estimates

          See Critical Accounting Policies and Estimates discussed in the Management’s Discussion and Analysis section of the Company’s 2004 Annual Report to Shareholders. There have been no material changes to these policies.

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

          At September 30, 2005, a sensitivity analysis was performed for the Company’s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company’s weighted average interest rate at September 30, 2005 would have the effect of changing the Company’s interest expense on an annual basis by approximately $.5 million.

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

          Based on the Company’s derivative instruments outstanding at September 30, 2005, a 10% change in foreign currency exchange rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 4 - CONTROLS AND PROCEDURES

          As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

          There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

          This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

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

          The review of important factors above is not exhaustive, and should be read in conjunction with the other cautionary statements included in this report and in the Company’s 2004 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2005. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

Date	November 11, 2005	/s/ Timothy W. Sullivan

Timothy W. Sullivan
President and Chief Executive Officer

Date	November 11, 2005	/s/ Craig R. Mackus

Craig R. Mackus
Chief Financial Officer, Controller and Secretary
Principal Accounting Officer

BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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