Form 10-K
period 2005-12-31
BUCYRUS INTERNATIONAL INC
filed 2006-03-16
CIK 740761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50858

BUCYRUS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-0188050
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P. O. BOX 500	53172
1100 MILWAUKEE AVENUE	(Zip Code)
SOUTH MILWAUKEE, WISCONSIN
(Address of Principal Executive Offices)

(414) 768-4000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 per share

                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

                The aggregate market value of the registrant’s common stock held by non-affiliates was $737.4 million as of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter.

                As of March 9, 2006, 21,033,884 shares of Class A common stock of the Registrant were outstanding.

                Documents Incorporated by Reference:

1)	Portions of the Company’s 2005 Annual Report to Shareholders are incorporated by reference in Part II.

2)	Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2006 are incorporated by reference in Part III.

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

FORWARD-LOOKING STATEMENTS

                This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

•
customers’ stockpiles and production capacity, including customers’ ability to procure tires for loading trucks, as well as production and consumption rates of copper, coal, iron, oil and other ores and minerals;

•	the Company’s plant capacity;

•	raw material supply and subcontractor capacity;

•	the cash flows of customers;

•	consolidation among customers and suppliers;

•	work stoppages at customers, suppliers or providers of transportation;

•	the timing, severity and duration of customer and industry buying cycles;

•	unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities that affect the Company;

•	litigation;

•	nonrecurring restructuring and other special charges incurred by the Company;

•	changes in accounting or tax rules or regulations that affect the Company;

•	changes in the relative values of currencies;

•	the Company’s leverage and debt service obligations;

•	the Company’s success in recruiting and retaining key managers and employees;

•	labor costs and labor relations; and

                The review of important factors above is not exhaustive, and should be read in conjunction with the “Risk Factors” described in Item 1A below and the other cautionary statements included in this report. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                Surface mining is safer, has lower extraction costs and is growing faster than underground mining. Growth is driven by increased demand for surface mined commodities such as copper (South America), oil sands (Canada) and coal (Australia, South Africa, Canada, the Western United States, and increasingly, China and India). The Company has established a leading position in these important surface mining regions. The Company believes that coal surface mining in China and India holds significant potential for long-term growth. The Company sold a large dragline to a Chinese mining company in 2004 and completed shipping the major components for this machine in late 2005. The erection of the dragline is in process and will be completed in 2006.

                The Company sells both original equipment manufactured (“OEM”) and aftermarket parts and service. OEM machine sales are closely correlated with the strength of commodity markets and maintain and augment the Company’s almost $12.5 billion (calculated by estimated replacement value) installed base, which provides the foundation for aftermarket activities. The Company’s aftermarket parts and service operations, which are more stable and more profitable than its OEM sales, accounted for approximately 70% of sales over the last ten years. Over that period and throughout commodities cycles, the Company’s aftermarket sales have sustained a compound annual growth rate of 11%, increasing every year except for one year (1999) in which sales declined 2%. The Company has a broad and established global presence with a network of

26 sales and service offices located in all countries with major surface mining operations. The Company manufactures its OEM machines and the majority of aftermarket parts at its facilities in South Milwaukee, Wisconsin and Milwaukee, Wisconsin. The Company has announced a multi-phase expansion of its manufacturing facilities in South Milwaukee, Wisconsin; see ITEM 2 - PROPERTIES for further discussion of this expansion program.

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

Commodities Markets Served

                The Company’s equipment is primarily used by large multinational companies engaged in surface mining for a variety of commodities. Surface mining equipment for copper, coal, oil sands and iron ore operations have accounted for the largest percentage of industry demand. In recent years, copper and oil sands mining operations have accounted for an increasing share of the Company’s sales of OEM machines and aftermarket parts and services, although recently activity relating to coal has been increasing.

                Copper.  Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. According to the Copper Development Association, on average each Western single family home contains approximately 440 pounds of copper and each automobile contains approximately 50 pounds of copper. Copper is predominantly surface mined. Demand for copper is being driven by accelerating economic growth in the developing world and continued consumption in the developed world. Developing world demand is compounded because developing markets do not have the advantage of large pools of recycled copper scrap, which historically has accounted for approximately half of United States copper consumption. China’s copper consumption continues to grow, rising by 10.5% from January 2005 through October 2005 when compared to 2004, with projections that usage will continue to rise by 10% per year for the rest of this decade. According to the International Copper Study Group (“ICSG”), in 2004, worldwide mine production of copper was 32 billion pounds and is projected to increase to 33 billion pounds in 2005 and 34.7 billion pounds in 2006. In addition, total expansion of annual mine capacity from 2004 to 2008 is expected to be approximately 6.4 billion pounds. The projected expansions exclude additional production that could come from existing capacity at mines that are currently on care and maintenance or temporary cutback.

                Coal.  Coal is the world’s most abundant low-cost energy source and is a critical element of energy policy. There are two types of coal: steam coal used to generate electricity and coking coal required to produce steel. Demand for coking coal has recently risen in tandem with the increased demand for steel. The largest coal producers are China, the United States, India, Australia, Russia and South Africa. Within the United States, environmental legislation and increases in the prices for natural gas have caused demand for low sulfur surface mined coal to increase. There has been a shift in coal mining activity from high sulfur coal reserves in the Midwestern states to low sulfur coal, which is primarily surface mined, in the Powder River Basin area in Wyoming and in Montana. According to the Energy Information Administration (“EIA”), a statistical agency of the United States Department of Energy, in every year since 1974, levels of surface mining in the United States have exceeded levels of underground mining. In 2004 (the most recent year for which data is available), the EIA has estimated that approximately two-thirds of all coal was surface mined.

                China and India, which together account for 37% of the world’s population, have fast-growing economies and limited domestic energy sources other than coal. In China, coal is primarily mined underground, but surface mining is growing and in an attempt to support China’s growing economy, China is increasingly adopting modern surface mining methods and using western equipment to access its coal reserves. According to the Chinese government, China produced approximately 1.96 billion short tons of coal in 2004, a 15% increase over 2003. China is expected to produce 2.05 billion tons of coal in 2005. Coal is predominately surface mined in India. According to India’s Ministry of Coal, India produced 422 million short tons of coal in 2005 and, according to Coal India Limited, demand is expected to be 578 million tons by 2011.

                Oil Sands.  A geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. The oil sands are believed to contain the equivalent of over 300 billion barrels of oil, of which 175 billion has already been established as commercially viable. For reference, according to 2005 EIA data, the oil reserves of Saudi Arabia contain approximately 260 billion barrels. According to Canadian government sources, Alberta’s oil sands currently account for about one-third of Canada’s petroleum production, and in 2005, the Alberta Ministry of Energy anticipates that about one-half of Canadian crude oil production and 10% of North American production will come from the oil sands. Surface mining methods account for approximately 65% of current production in the oil sands region. In 1999, the Company acquired certain assets of an Alberta-based Canadian company with extensive experience in the field repair and service of heavy machinery for the surface mining industry. This acquisition enabled the Company to establish a sales and service infrastructure and further strengthen its position in the oil sands area of Western Canada.

                Iron Ore.  Iron ore is the only source of primary iron used to make steel and is mined in more than 50 countries. Substantially all iron ore is surface mined. In recent years, the five largest producers, accounting for approximately 75% of world production, have been China, Brazil, Australia, Russia and India. The market for iron ore is largely a function of the demand for steel. Steel is used to produce, among other things, automobiles and other motor vehicles, mass transit and rail transport equipment, structural components for building and infrastructure, including bridges, railroads and factories, and industrial parts. According to the U.S. Geological Survey, worldwide production of iron ore in 2004 was 1.34 billion tons and is estimated to be 1.52 billion tons in 2005. Growth is driven by Chinese industrialization as well as additional requirements for steel in the developed and developing world.

                Other Minerals.  Surface mining machines are also used to mine molybdenum, phosphate, bauxite, gold and diamonds.

OEM Products

                The Company’s line of OEM machines includes draglines, electric mining shovels and rotary blasthole drills.

                Draglines.  Draglines are primarily used in coal mining applications to remove overburden by dragging a large bucket through the overburden and carrying it away. The Company’s draglines weigh from 500 to 7,500 tons, and are typically described in terms of their “bucket size,” which can range from nine to 220 cubic yards. The Company currently offers a full line of models ranging in price from $20 million to over $80 million per dragline. Draglines are the largest and most expensive type of surface mining equipment, but offer customers the lowest cost per ton of material moved. The average life of a dragline is approximately 40 years.

                Electric Mining Shovels.  Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper capacity. The Company offers a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from 7 to 90 cubic yards. Prices range from approximately $2 million to $20 million per shovel, with the selling price of the Company’s most popular shovels being in the upper part of this range. The Company’s electric mining shovels have an average life of approximately 15 years.

                Rotary Blasthole Drills.  Many surface mines require breakage or blasting of rock, overburden or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The Company offers a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $4 million per drill, depending on machine size and other variable features. The selling price of the Company’s most popular drills is in the upper part of this range. The average life of a rotary blasthole drill is approximately 15 years.

Aftermarket Parts and Services

                The Company has a comprehensive aftermarket business that supplies replacement and upgrade parts and services for the Company’s installed base of operating equipment. Over the life of a machine, customer purchases of aftermarket parts and services generally exceed the original purchase price of the machine. The Company’s aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey erections, equipment operation and complete equipment management under comprehensive, long-term maintenance and repair contracts. The Company also distributes less sophisticated components which are consumed in the normal course of operating these machines. A substantial portion of the Company’s international repair and maintenance services are provided through its global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. The Company also maintains a continuous physical presence at certain customers’ domestic and overseas mine sites in some of these countries, as well as in Argentina, in connection with its maintenance and repair contract operations.

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

                In July 2004, the Company completed the acquisition of Contel Plus Automation & Drive Systems (Proprietary) Limited (“Contel”), a world-class provider of electrical and machine upgrade systems with sales of approximately $1 million in 2003. This acquisition has allowed the Company to combine Contel’s machine upgrade experience with its OEM machine knowledge to provide a full range of electrical upgrades and service for its OEM machines. The Company continues to look for small acquisitions to help it enhance its aftermarket service business.

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

                Over the past five years, the Company’s customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. The Company expects China and India to experience the most growth in surface mining in the future. In the aggregate, customers spent $180.6 million, $132.8 million and $65.6 million on the Company’s OEM machines and $394.4 million, $321.4 million and $272.1 million on aftermarket parts and services in 2005, 2004 and 2003, respectively. These amounts are projected to increase in 2006 as OEM machine sales increases are driven by customer expectations of sustained strength in the copper, coal, oil sands and iron ore markets, ongoing and rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. Customers’ purchases of OEM products may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. Aftermarket sales are expected to increase as customers continue the trend of utilizing the Company parts and services in a broader range of applications on their installed base of equipment. The Company’s customers use the Company’s aftermarket parts and services because the Company’s high quality, reliable and durable products and services are well suited to the long productive lives of its OEM machines. However, some surface mine operators may find it more economical to buy lower quality and less durable parts from will-fitters for equipment that is near the end of its useful life.

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

                The Company does not consider itself to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of sales, particularly new machine sales. In 2005, 2004 and 2003, one customer, BHP Billiton, accounted for approximately 14%, 12%, and 17%, respectively, of the Company’s sales. The Company’s top five customers in each of 2005, 2004 and 2003 collectively accounted for approximately 38%,

36% and 43%, respectively, of the Company’s sales. This trend reflects the consolidation of the mining industry.

Information Technology Infrastructure

                In early 2004, the Company completed the worldwide installation of Baan, the enterprise resource planning (“ERP”) system that was initially installed for its United States operations in August 1999. The ERP system allows the Company to rapidly analyze information in real time on a regional, customer, product line and commodity basis. Through the ERP system the Company can monitor numerous functions, including engineering, distribution, inventory and finance. The Company can collect data regarding its customers’ buying patterns and pricing history and deliver this information in real time to its management to assist in their decision making. The Company’s ERP system also allows it to apply company wide performance metrics, which the Company uses to evaluate and improve its operations.

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

                The Company also offers advanced computer control systems to customers which monitor machine operating data, allow for operational analyses and optimization and monitor material moved to help prevent overloading. This system is available on all new machines and can be added to over 40% of the units in the Company’s installed base. The control systems on the machines transmit this information to a remote base station located in a mine office. This allows for real time worldwide access by the Company’s employees and customers to machine information for machine status tracking and fault resolution. This significantly reduces delay in machine repairs and provides important information on the operation and performance of the machine, allowing technicians to upgrade software and troubleshoot and adjust machines without visiting mine sites.

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

                Typical payment terms for new equipment require a down payment, and require customers to make progress payments. Lead times for large OEM machines generally vary from four to nine months, but can be two years or more for a dragline. The Company generally attempts to obtain committed raw materials pricing through arrangements with suppliers for periods of up to a year. Recently, the Company has incurred raw materials surcharges, and has been able to include terms providing for recovery of these cost increases in contracts. Sales contracts for machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of replacement parts call for prices in effect at the time of order.

Foreign Operations

                The Company’s largest foreign markets are Australia, Canada, Chile, South Africa, China, India and Peru. The Company employs direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of the Company’s sales and operating earnings is attributable to operations located outside the United States. Over the past five years, approximately 75% of the Company’s OEM machine sales and aftermarket sales have been in international markets. The Company’s foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $428.8 million in 2005, $327.4 million in 2004 and $260.4 million in 2003. Approximately $552.2 million or 84% of the Company’s backlog of firm orders at December 31, 2005 represented orders for export sales compared with $352.9 million or 81% at December 31, 2004 and $198.6 million or 85% at December 31, 2003.

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

                The Company sells OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Canada, South Africa, Brazil and the United Kingdom. Aftermarket services are paid for primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. In the aggregate, approximately 75% of the Company’s 2005 sales were priced in United States dollars. The value, in United States dollars, of the Company’s investments in its foreign subsidiaries and of dividends paid to the Company by those subsidiaries will be affected by changes in exchange rates. The Company does not normally enter into significant currency hedges, although it may enter into arrangements to hedge specific non-United States dollar denominated contracts.

Competition

                The Company’s only global competitor in electric mining shovels and draglines is the P&H division of Joy Global Inc., although for certain applications the Company’s electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In rotary blasthole drills, the Company’s primary competitors are the P&H division of Joy Global Inc. and Atlas Copco AB, which recently acquired a drilling equipment business from Ingersoll-Rand Company Limited. In China and Russia, the Company also faces limited competition from regional and domestic equipment manufacturers; however, such competition is not material to the Company’s core markets. Methods of competition are diverse and include price, lead times, operating costs, machine productivity, design and performance, reliability, service, delivery and other commercial factors. Long-standing relationships the Company and its competitors have with customers and their decision makers can provide a strong incumbency advantage in retaining business and securing new orders.

                For most owners of the Company’s machines, the Company is the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of independent firms called will-fitters that produce copies of the parts manufactured by the Company and other original equipment manufacturers. The Company’s principal OEM competitor also participates in this business. These copies are generally sold at lower prices for use on older machines, and are generally acknowledged to be of lower quality than parts produced by the manufacturer of the original equipment. The Company also faces significant competition from manufacturers and distributors in the sale of consumable replacement parts which the Company does not manufacture, including wire rope, non-specialized parts and electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

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

                The Company obtains all of the AC electrical drive components for its products exclusively from Siemens Energy & Automation, Inc. (“Siemens”), a United States subsidiary of Siemens AG. The Company’s products incorporate electrical equipment, including AC drive systems and computer hardware and software, which the Company believes provides its products with an efficiency advantage. The Company purchases these electrical systems, produced by Siemens, under a contract that has been continuously renewed since 1976. In February 2006, the Company entered into a new ten-year supply agreement with Siemens. The contract provides for Siemens to supply the Company with electrical systems for the Company’s manufactured machinery under specified pricing parameters with exclusivity provisions applying to both parties. The contract also includes limited warranties on parts and services supplied by Siemens. Additionally, the Company and Siemens have entered into particular contracts or arrangements with respect to the development of joint technology for application to specific projects. The Company is not dependent upon any other sole source supplier.

                In recent years, demand for steel and consolidation in the steel industry have resulted in pronounced cost increases for steel. The Company generally attempts to obtain committed raw materials pricing, through arrangements with its suppliers, for up to a year. Also, in recent years, the Company has incurred raw materials surcharges and has been able to include terms providing for recovery of these cost increases in contracts entered into since 2004. The Company has done business with a majority of its principal vendors for more than two decades and believes that it benefits from good relations with these vendors. Through commercial arrangements, forward pricing and contractual cost pass-throughs, management believes it has minimized exposure to price increases and surcharges for raw materials.

Manufacturing

                The design, engineering and manufacturing of most of the Company’s machines and manufactured aftermarket parts is done at its 1,048,000 square foot South Milwaukee, Wisconsin complex. The Company has announced a multi-phase expansion of its manufacturing facilities in South Milwaukee, Wisconsin; see ITEM 2 – PROPERTIES for further discussion of this expansion program. The Company uses large, heavy manufacturing equipment in the machining, welding and assembly of OEM machines and manufactured aftermarket parts. The Company’s OEM machines typically consist of thousands of parts, many of which are specialized. OEM machines and the majority of aftermarket parts are customized based on customer requirements. The size and weight of these OEM machines dictate that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of the Company’s technicians. Planning and on-site coordination of machine assembly is a critical component of the Company’s service to its customers. To reduce lead times and ensure that customer delivery requirements are met, the Company maintains an inventory of sub-assembled units and parts to meet forecasted customer demands. As of December 31, 2005, the Company had $133.5 million of inventory.

Backlog

                The backlog of firm orders was $658.6 million at December 31, 2005 and $436.3 million at December 31, 2004. Approximately 63% of the backlog at December 31, 2005 is expected to be shipped during 2006.

Patents, Licenses and Franchises

                The Company has numerous United States and foreign patents, patent applications and patent licensing agreements. The Company does not consider its business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

                Expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $7.2 million in 2005, $5.6 million in 2004 and $4.6 million in 2003. The increases in 2005 and 2004 were in part due to expenditures related to the continuing development of electrical and machine upgrade systems.

Employees

                At December 31, 2005, the Company employed approximately 2,125 persons, approximately 860 of whom are located outside the United States. Approximately 360 of the Company’s United States employees are unionized. The Company’s non-United States workforce is not unionized, with the exception of a portion of the staff of certain Chilean operations. The Company considers its relationship with its unionized and non-unionized workers to be good. The five and one-half year contract with the United Steel Workers of America representing hourly workers at the South Milwaukee, Wisconsin facility and the three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing hourly workers at the Memphis, Tennessee facility expire in April 2010 and September 2008, respectively.

Financial Information

                 Financial information about the Company’s business segment and geographic areas of operation is contained in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Available Information

                Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the Securities and Exchange Commission (“SEC”) subsequent to the completion of the Company’s initial public offering on July 28, 2004 are available free of charge through the Company’s internet site (www.Bucyrus.com) as soon as practicable after filing with the SEC.

                Copies of the Company’s Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available free of charge by contacting the Company at 1100 Milwaukee Ave., South Milwaukee, Wisconsin 53172 (414-768-4000).

ITEM 1A.       RISK FACTORS

                An investment in the Company’s Class A common stock involves a number of risks and uncertainties. The Company’s business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected by the following risks, or other risks and uncertainties that the Company has not yet identified or that it currently considers to be immaterial. In that event, the trading price of the Company’s Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to the Company’s Business

A material disruption to the Company’s manufacturing plant in Wisconsin could adversely affect its ability to generate revenue

                The Company produces most of its equipment and aftermarket parts at its manufacturing plant in South Milwaukee, Wisconsin. If operations at this facility were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. The Company’s facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Any interruption in production capability could require the Company to make large capital expenditures to remedy the situation, which could negatively affect its profitability and cash flows. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and longer-term business disruptions could result in a loss of customers. If this were to occur, future sales levels, and therefore profitability, could be adversely affected.

The Company’s production capacity may not be sufficient to meet customer demand

                The ongoing recovery of the world economy, as well as in the Company’s sales, has extensively used the Company’s available production capacity as well as the production capacity in many industries upon which it is dependent. The Company’s backlog of firm orders was $658.6 million at December 31, 2005 compared to $436.3 million at December 31, 2004. The Company’s forecast for 2006 assumes continued good world economic growth, as well as continued growth of its sales. The Company has begun a multi-phase expansion program at its South Milwaukee facility that will substantially increase its production capacity. However, the Company’s production capacity may not be expanded soon enough, or to a sufficient extent, to satisfy customer demand for its products, which could adversely affect future sales levels and Company profitability.

If the Company is unable to purchase component parts or raw materials from key suppliers, or the prices of component parts or raw materials rise prohibitively, the Company’s business and results of operations may be materially adversely affected

                The Company purchases all of its AC drives and certain other electrical parts from Siemens. The loss of Siemens, the Company’s only sole source supplier, could have a material adverse effect on its business. The Company also purchases track links, castings and forgings from suppliers with whom it has had long-standing relationships. Although these are not sole source suppliers, the loss of these suppliers could affect the Company’s ability to maintain or lower costs. If the Company had to develop alternative sources of supply, the ability to supply parts to its customers when needed could be impaired, business could be lost and margins could be reduced.

                In addition, the Company uses substantial quantities of wide-plate steel in its production processes. There have been significant recent increases in steel prices. If the Company is unable to recover price increases for raw materials it will experience reduced margins. Any significant future delays in obtaining production inputs and other supplies could harm the Company’s business and results of operations. In addition, there recently has been consolidation within the steelmaking industry, which could impede its ability to rely on competitive balance and long-standing business relationships to procure steel on economical terms and in a timely manner.

The Company is reliant on significant customers

                The Company’s business is dependent on securing and maintaining customers by promptly delivering reliable, high-performance products. The Company does not consider itself to be dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of sales, particularly OEM machine sales. In 2005, 2004 and 2003, BHP Billiton, the Company’s single largest customer, accounted for approximately 14%, 12% and 17%, respectively, of its sales. The products that the Company may sell to any particular customer depend on the size of that customer’s capital expenditure budget devoted to surface mining plans in a particular year and on the results of competitive bids for major projects. Additionally, the Company’s top five customers in each of 2005, 2004 and 2003 collectively accounted for approximately 38%, 36% and 43%, respectively, of its sales. The trend reflects the recent consolidation of the mining industry. In addition, key sectors of the surface mining industry are dominated by a few enterprises, some of whom are the Company’s customers. While the Company is not dependent on any one customer, the loss of one or more of its significant customers could, at least on a short-term basis, have an adverse effect on results of operations.

Labor disruptions could adversely affect operations

                As of December 31, 2005, approximately 360 of the Company’s employees at its South Milwaukee and Memphis facilities were unionized. The five and one-half year contract with the United Steel Workers of America representing hourly workers at its South Milwaukee facility and the three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing workers at its Memphis, Tennessee warehouse facility expire in April 2010 and September 2008, respectively. Although the Company believes that its relations with employees are good, a dispute between the Company and its employees could disrupt its operations. Certain of the Company’s mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. In addition, the workforces of many of its suppliers and its transportation providers are unionized. If they are disrupted by labor issues, delivery of parts and materials to the Company could be reduced or delayed. Many of the Company’s customers have unionized work forces, and work stoppages experienced by its customers could cause the Company to lose sales or incur increased costs.

The Company may be adversely affected by environmental and safety regulations or concerns

                The Company is subject to environmental and occupational safety and health laws and regulations in the United States and other countries. Environmental requirements are complex, change frequently and have tended to become more stringent over time. The Company cannot assure its complete historical or future compliance with all of these requirements. The Company may also incur material costs and liabilities in connection with these requirements in excess of amounts reserved. In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs to the Company or to its customers and adversely affect the sales of its products and future operating earnings. These requirements may change in the future in a manner that could have a material adverse effect on its business, results of operations and financial condition. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements.

The Company must attract and retain skilled labor in order to maintain and grow its business

                The Company’s ability to operate profitably and expand its operations depends in part on its ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced engineers and machinists. As a result, the Company’s growth may be limited by the scarcity of skilled labor. Even if the Company is able to attract and retain employees, competition for them may increase total compensation costs. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in its skilled labor force, increases in the rates of wages the Company must pay or both. If compensation costs increase or the Company cannot attract and retain skilled labor, operating earnings would be reduced and production capacity and growth potential would be impaired.

The Company is subject to risks of doing business in foreign countries, including emerging markets

                The Company derives the majority of its sales from foreign markets where it has substantial operations. During 2005, the Company generated $428.8 million, or approximately 75%, of its sales outside the United States. A significant portion of this business is conducted in emerging markets located in Asia, Africa and South America.

                Changes in political, regulatory or economic conditions have the potential to adversely affect the Company’s international operations and its financial results. These factors principally include:

• trade protection measures and price controls;

• trade sanctions and embargos;

• import or export licensing requirements;

• economic downturns, civil disturbances or political instability;

• nationalization and expropriation; and

• potentially burdensome taxation.

                In addition, many of the nations in which the Company operates have developing legal and economic systems, adding a level of uncertainty to its operations in those countries relative to those that would be expected domestically.

                The above factors, and related unpredictability, could place the value of the Company’s operations and business relationships in overseas markets at risk.

The Company is subject to risks related to conducting business in foreign currencies

                The Company’s Australian, Canadian, South African, Brazilian, Chilean and British aftermarket parts sales are denominated in the currencies of those nations, and the majority of its service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars. As a result, an increase in the value of the United States dollar relative to these nations’ currencies would decrease the United States dollar equivalent of aftermarket sales earned abroad without decreasing the United States dollar value of a portion of the expenses associated with overseas sales. The Company does not hedge currency exposures related to its aftermarket business, which is naturally hedged only in part through the incurrence of part of the associated labor, operating expenses and ancillary costs in local currencies.

                Currency controls, devaluations, trade restrictions and other disruptions in currency convertibility and in the market for currency exchange could limit the Company’s ability to convert revenues earned abroad into United States dollars in a timely way. This could adversely affect its ability to service its United States dollar indebtedness, fund its United States dollar costs, finance capital expenditures and pay dividends on its common stock.

The loss of key executives or other key personnel could adversely affect the Company’s business

                The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement its business strategy and maintain and grow customer and supplier relationships. The Company believes there are only a limited number of available qualified executives in its industry. Although the Company is not aware of any planned departures, it relies substantially upon the services of Timothy W. Sullivan. The loss of his services or the services of other members of the Company’s management team or the inability to attract and retain other talented personnel could impede the further implementation of its business strategy, which could have a material adverse effect on its business. The Company does not currently maintain key man life insurance policies for any of its employees. In addition, competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of its business could have a materially adverse affect on its business.

The Company may have to apply significant cash to meet its unfunded pension obligations, and these obligations are subject to increase

                Substantially all of the Company’s United States employees participate in its defined benefit pension plan. At December 31, 2005, the Company’s unfunded pension liability totaled approximately $40 million. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the under funded status of its plans and affect the level and timing of required cash contributions in 2006 and after.

The Company’s continued success depends in part on the ability to protect intellectual property

                The Company’s future success depends in part upon the ability to protect intellectual property. The Company relies principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect its intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect intellectual property from infringement by others or to prevent misappropriation of its proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. The Company’s inability to protect its proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on its business, financial condition and results of operations.

The Company is, and may be in the future, subject to product liability and other suits related to past and current activities

                The sale and servicing of complex, large scale machinery used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of suit and liability relating to the operation and performance of the machinery and the health and safety of the workers who operate and come into contact with the machinery. The Company maintains product liability and other insurance to cover claims of this nature. The Company’s policies, however, are subject to deductibles and recovery limitations as well as limitations on contingencies covered. Suits against the Company could be resolved in a manner that materially and adversely affects its financial condition, and the Company could be subject to future material product liability or other tort or contractual suits.

The Company has been named as a defendant in multiple suits asserting claims related to exposure to asbestos and other substances

                The Company has been named as a co-defendant as of December 31, 2005, in approximately 309 personal injury liability cases alleging damages caused by exposure to asbestos and other substances. The Company has secured the dismissal and resolution of a number of previous claims alleging similar fact patterns. The particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. The Company has insurance coverage, subject to various deductible and other coverage limitations, for the historical periods during which the pending claims of which the Company is aware allege exposure. It is possible that claims could be brought with respect to subsequent periods or that insurance coverage in respect of periods for which coverage was obtained will not be adequate to satisfy adverse judgments and other claim resolutions. If these suits are resolved in an adverse manner the Company’s financial position could be adversely affected. In addition, the Company could be named as a defendant in future suits alleging damages due to exposure to asbestos and other substances.

Risks Relating to the Company’s Industry

The Company operates in a highly competitive industry

                The Company operates in a highly competitive industry. In the aftermarket, the Company competes with numerous will-fitters. The Company’s only global competitor in electric mining shovels and draglines is the P&H division of Joy Global Inc., although for certain applications its electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In the market for rotary blasthole drills, the Company’s primary competitors are the P&H division of Joy Global Inc. and Atlas Copco AB, which recently acquired a drilling equipment business from Ingersoll-Rand Company Limited. Certain of the Company’s competitors may be larger or have greater financial resources. In China and Russia, the Company also faces some limited competition from regional and domestic equipment manufacturers. Methods of competition are diverse and include price, customer relationships, lead times, operating costs, product productivity, design and performance, reliability, service, delivery and other commercial factors. If the Company cannot compete effectively with existing or future competitors, its operating results could be materially adversely affected.

The industries the Company serves are subject to significant cyclical fluctuations

                Because the Company’s customers’ purchasing patterns are affected by a variety of factors beyond its control, its sales and operating results may fluctuate significantly from period to period. Given the large sales price of the Company’s machinery, one or a limited number of machines may account for a substantial portion of sales in any particular period. Although the Company recognizes sales on a percentage-of-completion basis for new machines, the timing of one or a small number of contracts in any particular period may nevertheless affect operating results. In addition, sales and gross profit may fluctuate depending upon the size and the requirements of the particular contracts entered into in that period.

                The sale of new machines is cyclical in nature and sensitive to changes in general economic conditions, including fluctuations in market prices for copper, coal, oil, iron ore and other minerals as well as alternatives to these minerals. Many factors affect the supply and demand for minerals and oil and thus may affect the Company’s sale of products and services, including:

• the level of production;

• the levels of mineral inventories;

• commodities prices;

• the expected cost of developing new reserves;

• the cost of conducting surface mining operations;

• the level of surface mining activity;

• worldwide economic activity;

• substitution of new or competing inputs and mining methods;

• national government political requirements;

• environmental regulation; and

• tax policies.

                If demand for mining services or surface mining equipment utilization rates decrease significantly, then demand for the Company’s products and services will decrease. As a result of this cyclicality, the Company has experienced, and in the future could experience, extended periods of reduced sales and margins.

Regulations affecting the mining industry or electric utilities may reduce demand for the Company’s products and services

                The Company’s principal customers are surface mining companies. Many of these customers supply coal as a power generating source for the production of electricity in the United States and other industrialized regions. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those with a direct impact on mining activities and those indirectly affecting their businesses, such as applicable environmental laws and an array of regulations governing the operation of electric utilities. As a result of changes in regulations and laws relating to the operation of mines, the Company’s customers’ mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power. Initiatives to regulate mercury emissions, and initiatives targeting acid rain or greenhouse gas emissions, could significantly depress coal consumption in Western economies.

ITEM 2.          PROPERTIES

                The Company’s principal manufacturing plant in the United States is located in South Milwaukee, Wisconsin. This plant comprises several buildings totaling approximately 1,048,000 square feet of floor space, including approximately 798,000 square feet for manufacturing and manufacturing support. A portion of this facility houses the Company’s corporate headquarters and research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication and assembly of the Company’s mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. On January 4, 2002, the Company completed a sale and leaseback transaction for a portion of the land and buildings in the South Milwaukee complex including a 927,685 square foot manufacturing and office complex. The term of the lease is twenty years with the option to renew the lease for up to five five-year terms at the Company’s option. Annual rent under the lease is $1.1 million in years 1 through 15, with rent in successive years subject to escalation as provided in the lease. The lease is a net lease under which the Company is responsible for associated taxes, utilities and insurance. The Company continues to own the remainder of the land and buildings in South Milwaukee.

                On August 24, 2005, the Company announced a multi-phase expansion program at its South Milwaukee facility. The initial phase of building a new Rawson Avenue facility began in late 2005 and is expected to be completed during the fourth quarter of 2006 at an approximate cost of $22 million. It will provide 110,000 square feet of new space for welding and machining of large electric shovel components. The next phase, which has an approximate cost of $30 million, will expand the Rawson Avenue facility to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. The Company has just started the next phase of expansion and expects to complete it in mid-2007.

                Effective February 1, 2005, the Company leases a facility in Milwaukee, Wisconsin, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space, to be used for expansion of its manufacturing operations. The lease expires in January 2010.

                The Company leases a facility in Memphis, Tennessee, which has approximately 90,000 square feet of floor space and is used as a central parts warehouse. The lease expires in July 2007.

                Bucyrus Canada Limited, a wholly owned subsidiary of the Company, owns a facility in Edmonton, Alberta, Canada. An outstanding mortgage loan at Bucyrus Canada Limited is collateralized by this facility.

                The Company owns or leases administrative and sales offices in the United States, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and has repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

                All of the Company’s domestic assets are pledged as collateral under its credit agreement. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral.

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

Suits Alleging Exposure to Asbestos and Other Substances

                The Company has been named as a co-defendant as of December 31, 2005 in approximately 309 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 902 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

                Prior to 1985, one of the Company’s wholly owned, indirect subsidiaries, Equipment Assurance Limited (“EAL”) provided comprehensive general liability insurance coverage for affiliated corporations, including its operating company parent, and invested in risk pools as part of its reinsurance activities. In 1987, the Company divested the operating company parent, but retained EAL. The subsidiary issued policies for occurrences during the years 1974 to 1983. The successor in interest to the operating parent of EAL has tendered to EAL for insurance coverage related to the defense and indemnity of a civil action by the San Gabriel Valley Water Company of El Monte, California for costs to remediate alleged water contamination and to buy replacement water. In December 2005, a preliminary settlement agreement was reached which resulted in no cost to the Company or EAL.

                It is possible that other claims could be asserted in the future with respect to such policies or risk pools. While the Company does not believe that liability under such policies or risk pools will result in material costs, no assurance to this effect can be provided.

                A wholly owned Australian subsidiary is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately Aus $2.4 million related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial in late 2006 or early 2007. The Company has established a reserve for its estimate of the resolution of this matter.

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

                The Company is one of 53 entities named by the United States Environmental Protection Agency (“EPA”) as potentially responsible parties (“PRP”) with regard to the Millcreek dumpsite, located in Erie County, Pennsylvania, which is on the National Priorities List of sites for cleanup under CERCLA. The Company was named a PRP under an administrative order issued in March 1992 as a result of allegations that it disposed of foundry sand at the site in the 1970’s. Both the United States government and the Commonwealth of Pennsylvania initiated actions to recover cleanup costs. The Company has settled both actions with respect to its liability for past costs. In addition, 37 PRPs, including the Company, received administrative orders issued by the EPA pursuant to Section 106(a) of CERCLA to perform site capping and flood control remediation at the Millcreek site. The Company was one of eighteen parties responsible for a share of the cost of such work, and has shared such cost per capita to date; however, such cost may be subject to reallocation. In 2002, final remedial work in the form of installation of a municipal golf course as cover was completed and the cost thereof was paid. The EPA has certified completion and its approval thereof. The former remediation contractor, IT Corporation, commenced suit against the Millcreek Dumpsite Group, an unincorporated association including the Company and other cooperating Millcreek PRPs (“the Group”) for breach of contract claims in an amount in excess of $1 million. The Group is defending and negotiating settlement of the claim. At December 31, 2005, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

                The Company has also been named as a PRP in three additional CERCLA matters. The EPA named the Company as a PRP with respect to the cleanup of the Chemical Recovery Systems, Inc. (“CRS”) site in Elyria, Ohio. On December 20, 2003, the EPA offered the Company a de minimis settlement in the amount of $6,800 to resolve its liabilities under CERCLA Sections 106, 107 and 113. The Company accepted the EPA’s settlement offer and is awaiting notification from the EPA that the settlement is effective. As of December 31, 2005, the Company does not believe that its remaining potential liability in connection with this site will have a material effect on its financial position, results of operations or cash flows, although no assurance can be given to that effect.

                The EPA also named the Company as a PRP in the Tremont City, Clark County, Ohio, landfill matter pursuant to an administrative order issued in July 2001. The EPA identified the Company as a PRP based upon past operations of The Marion Power Shovel Company, the assets of which the Company acquired in 1997 pursuant to an asset purchase and sale agreement. The Company responded that it has not operated The Marion Power Shovel Company, that the periods of operation of the Tremont City landfill expired many years prior to 1997 and that, accordingly, it has none of the information requested by the EPA. The Company gave notice of this matter and potential claim to Global Industrial Technologies, Inc. (“Global”) under indemnification provisions of the Asset Purchase and Sale Agreement. In 2002, the Company received notice that Global had filed for bankruptcy under Chapter 11 under federal bankruptcy laws. The Company has filed timely claims in that proceeding. Attorneys for Global have participated in a group of potential responsible parties in connection with the EPA’s investigation of the Tremont City landfill. The Company has not had further contact from the EPA concerning this matter. Although the Company has not regarded, and does not regard, this site as presenting a material contingent liability, there can be no assurances to that effect because the EPA has not responded to the Company nor has the EPA withdrawn its identification of the Company as a PRP.

                In January 2005, the Company received notice from the EPA that the EPA filed a Consent Decree on January 6, 2005 with the U.S. District Court for the Western District of Pennsylvania regarding final settlement of the Company’s (and other responsible parties) environmental liability for remediation costs associated with the Breslube Penn Superfund site in Pennsylvania. Following a 30 day public comment period, the EPA determined that a Consent Decree should be entered by the Court. As a result of the Consent Decree, the Company was notified that a settlement payment of approximately $15,500 was due and that the Company will have no further liability for remediation costs as it regards the Breslube Penn site. On October 5, 2005, the Company tendered the De Minimis Settlement payment of approximately $15,500 to EPA pursuant to the Consent Decree.

                On March 24, 2003, the EPA sent a Request for Information pursuant to CERCLA Section 104 and the Resource Conservation and Recovery Act (“RCRA”) Section 3007 to Minserco, Inc. (“Minserco”), a wholly owned subsidiary of the Company, seeking information concerning Minserco’s involvement with the Sadler Drum site in Mulberry, Polk County, Florida. Minserco responded that it had purchased drums from Sadler Drum, but did not send any drums to the site or return to Sadler Drum any drums it purchased. EPA has not responded to Minserco’s information. The Company is aware that the EPA has spent approximately $.6 million for environmental cleanup at the Sadler Drum site, but has not received any indication whether PRPs will be asked to investigate or remediate.

                In December 1990, the Wisconsin Department of Natural Resources (“DNR”) conducted a pre-remedial screening site inspection on property owned by the Company located in South Milwaukee, Wisconsin. Approximately 35 acres of this site were allegedly used as a landfill by the Company until approximately 1983. The Company disposed of certain manufacturing wastes at the site, primarily foundry sand. The DNR’s final site screening report, dated April 16, 1993, summarized the results of additional investigation. A DNR Decision Memo, dated July 21, 1991, which was based upon the testing results contained in the final site screening report, recommended additional groundwater, surface water, sediment and soil sampling. To date, the Company is not aware of any initiative by the DNR to require any further action with respect to this site. Consequently, the Company has not regarded, and does not regard, this site as presenting a material contingent liability. There can be no assurance, however, that additional investigation by the DNR will not be conducted with respect to this site at some later date or that this site will not in the future require removal or remedial actions to be performed by the Company, the costs of which could be material, depending on the circumstances.

                The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its cleanup liabilities with respect to these sites discussed above and does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company cannot assure, however, that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can it assure that it will not incur remediation liability in the future with respect to sites formerly or currently owned or operated by the Company, or with respect to off-site disposal locations, the costs of which could be material.

                Over the past three years, expenditures for ongoing compliance, remediation, monitoring and clean-up have been immaterial. While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its future capital expenditures, results of operations or competitive position.

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

                The Company’s customers’ operations may also be adversely affected by regulatory regimes concerning surface mined commodities. In particular, regulations affecting fossil fuel emissions, most notably coal emissions, have had a significant impact on the output of the domestic coal industry. Laws and regulations affecting U.S. coal consumption include the Clean Air Act and Clean Air Act Amendments of 1990, and regulatory initiatives under the Act, including the EPA’s new source review initiative, 1997 National Ambient Air Quality Standards, 2003 Interstate Air Quality Rule and the nitrogen oxides State Implementation Plan (“NOx SIP”) Call rules. These initiatives and further pending initiatives related to mercury emissions and acid rain have had and could in the future have the effect of reducing the relative desirability of coal as a fuel source for electrical generation facilities. Similar regulatory regimes have been imposed or proposed in foreign countries or may be instituted in the future. Existing emissions and air quality regulations in the United States and elsewhere have shifted coal production to low-sulfur coal, a portion of which, in the United States, is surface mined in the Powder River Basin. Further regulatory initiatives not related to air quality but targeting carbon dioxide emissions, a byproduct of coal consumption, could potentially depress Western coal consumption. The United States and over 160 other nations are signatories to the 1992 Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require reductions in greenhouse gas production. Although the United States has not ratified the emission targets and no comprehensive regulations limiting United States greenhouse gas emissions are in place, these restrictions, whether through ratification of the emission targets or other efforts to stabilize or reduce greenhouse gas emissions, could adversely impact the price of and demand for coal. Further developments in connection with regulations or other limits on carbon dioxide emissions could reduce demand for the Company’s customers’ output and thus their demand for its products, which would have a material adverse effect on its business.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE COMPANY

                The following table sets forth the names and ages, as of March 14, 2006, of the Company’s executive officers, as well as the positions and offices held by those persons. Officers serve at the discretion of, and for the term set by, the board of directors.

Name	Age	Position

Timothy W. Sullivan	52	President, Chief Executive Officer and Director
John F. Bosbous	53	Treasurer
Frank P. Bruno	69	Vice President—Human Resources
Kenneth W. Krueger	49	Executive Vice President
Craig R. Mackus	53	Chief Financial Officer, Controller and Secretary
Marc L. Staff	59	Senior Vice President, Marketing and Sales

                 Mr. Sullivan  became the Company’s President and Chief Executive Officer on March 19, 2004 and was previously President and Chief Operating Officer from August 14, 2000 to March 19, 2004. Mr. Sullivan rejoined the Company on January 17, 2000 as Executive Vice President. From January 1999 through December 1999, Mr. Sullivan served as President and Chief Executive Officer of United Container Machinery, Inc. From June 1998 through December 1998, Mr. Sullivan was the Company’s Executive Vice President—Marketing and from April 1995 through May 1998 was the Company’s Vice President Marketing and Sales. Mr. Sullivan is also a director of Foundations Bank, Pewaukee, Wisconsin. Mr. Sullivan has been a director of the Company since August 2000.

                 Mr. Bosbous  has served as Treasurer since March 1998. Mr. Bosbous was Assistant Treasurer from 1988 to 1998, and Assistant to the Treasurer from August 1984 to February 1988.

                 Mr. Bruno  has served as Vice President—Human Resources since December 1, 1997. Mr. Bruno was a consultant from 1996 to 1997. From 1984 to 1995, Mr. Bruno held senior positions in Human Resources with Eagle Industries, Inc. and from 1990 to 1995 was Vice President Administration.

                Mr. Krueger joined the Company as Executive Vice President on December 12, 2005. Mr. Krueger held the position of Senior Vice President and Chief Financial Officer with A.O. Smith Corporation from August 2000 to June 2005. Mr. Krueger held various senior management positions at Eaton Corporation from July 1999 to July 2000 and Rockwell Automation from October 1983 to June 1999. He is also a director of Manitowoc Company, Inc.

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

                Mr. Staff became the Company’s Senior Vice President, Marketing and Sales on February 16, 2006. Mr. Staff was Vice President, Marketing and Sales from October 1, 2005 to February 16, 2006 and Director Strategic Planning from April 18, 2005 to October 1, 2005. From June 2004 to March 2005, Mr. Staff was acting Vice President of Sales and Marketing with McCloskey International, Ltd. of Canada. Mr. Staff was President of North and Central America with Metso Minerals from January 1995 to September 2003 and Vice President and General Manager with Terex’s earthmoving equipment division from January 1988 to December 1995.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER
                        MATTERS AND ISSUER PURCHASES OF EQUITY SECUTITIES

                The Company’s common stock is traded on the NASDAQ stock market under the symbol “BUCY”. As of March 9, 2006, there were 161 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for the Company’s stock for the periods indicated.

	Price per Share		Dividends

	High	Low

2005
First Quarter	$46.75	$34.69	$.0575
Second Quarter	39.75	31.60	.0575
Third Quarter	49.46	34.91	.0575
Fourth Quarter	54.25	38.22	.0575

2004
Third Quarter (1)	$35.45	$20.00	$—
Fourth Quarter	42.28	26.86	.0575

(1)	The Company’s common stock began trading on July 23, 2004

                The Company made no purchases of its common stock in the fourth quarter of 2005.

                The information required by Item 5 regarding securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2005 is incorporated herein by reference from the SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS section of the Company’s Proxy Statement.

ITEM 6.          SELECTED FINANCIAL DATA

                The information required by Item 6 is incorporated herein by reference from the Company’s 2005 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from the Company’s 2005 Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from the Company’s 2005 Annual Report to Shareholders.

28

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA The information required by Item 8 is incorporated herein by reference from the Company’s 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

                None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, Controller and Secretary, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

                There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP with respect thereto as required by Item 9A are incorporated herein by reference from the Company’s 2005 Annual Report to Shareholders.

ITEM 9B.       OTHER INFORMATION

                None.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

                 The information required by Item 14 is incorporated herein by reference from the INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM section of the Company’s Proxy Statement.

PART IV ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated herein by reference from the indicated pages of this Annual Report on Form 10-K and the 2005 Annual Report to Shareholders:

			Page

			Form 10-K	Annual Report to Shareholders

	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	—	14
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	—	15
		Consolidated Balance Sheets as of December 31, 2005 and 2004	—	16-17
		Consolidated Statements of Common Shareholders’ Investment for the years ended December 31, 2005, 2004 and 2003	—	19
		Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	—	20-21
		Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003	—	23-52
		Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP	—	53
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	32	—
		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003	33	—
		All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.
(b)		EXHIBITS
		The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 10, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin March 10, 2006

32

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves(1)	Balance at End of Period

	(Dollars in Thousands)
Allowances for possible losses on notes and
accounts receivable:
Year ended December 31, 2005	$1,590	$137	$(228)	$1,499
Year ended December 31, 2004	$1,472	$38	$80	$1,590
Year ended December 31, 2003	$1,158	$172	$142	$1,472

___________

(1)	Includes effect of changes in foreign currency exchange rates.

33

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

By	/s/T. W. Sullivan	March 14, 2006

Timothy W. Sullivan Chief Executive Officer

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

Signature and Title	Date

/s/Ronald A. Crutcher	March 15, 2006

Ronald A. Crutcher, Director

/s/Gene E. Little	March 13, 2006

Gene E. Little, Director

/s/Robert W. Korthals	March 15, 2006

Robert W. Korthals, Director

/s/Edward G. Nelson	March 14, 2006

Edward G. Nelson, Director

/s/Robert L. Purdum	March 14, 2006

Robert L. Purdum, Director

/s/T. C. Rogers	March 14, 2006

Theodore C. Rogers, Director and Chairman

/s/Robert C. Scharp	March 15, 2006

Robert C. Scharp, Director

/s/T. W. Sullivan	March 14, 2006

Timothy W. Sullivan, Director and Chief Executive Officer

/s/C. R. Mackus	March 14, 2006

Craig R. Mackus, Chief Financial Officer, Controller and Secretary (Principal Accounting and Financial Officer)

34

BUCYRUS INTERNATIONAL, INC. EXHIBIT INDEX TO 2005 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

3.1
Corrected Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-119273), filed September 24, 2004).

3.2	Amended and Restated Bylaws, Effective July 27, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed February 17, 2006).

10.3*	Employment Agreement between Registrant and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-Q, filed August 14, 1997).

10.4*	Bucyrus International, Inc. 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-K for year ended December 31, 1997).

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

35

Exhibit No.	Description

10.10*
Board of Directors Resolution, dated December 16, 1998, amending the 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-K for year ended December 31, 2002).

10.11	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.20 to the Company’s Registration Statement on Form S-1A (Commission File No. 333-119273), filed July 6, 2004).

10.12
Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., the guarantor named therein, the lenders party thereto, and GMAC Commercial Finance LLC and Goldman Sachs Credit Partners L.P. as sole lead arranger, book runner and syndication agent with respect to the revolving facility and the term loans, respectively, dated July 28, 2004 (incorporated by reference herein to Exhibit 99.2 to the Registrant’s Form 8-K, filed July 29, 2004).

10.13*
Bucyrus International, Inc. 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.14*
Bucyrus International, Inc. 2004 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.15
Amended and Restated Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., the guarantor named therein, the lenders party thereto, GMAC Commercial Finance LLC as sole lead arranger, JP Morgan Chase Bank as documentation agent, and LaSalle Bank National Association as syndication agent, dated May 27, 2005 (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K filed June 1, 2005).

10.16*
Bucyrus International, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.17*
Amended and Restated Letter Agreement between Registrant and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Form 10-Q filed August 16, 2004).

13	Portions of the 2005 Annual Report to Shareholders.

14	Bucyrus International, Inc. Business Ethics and Conduct Policy (incorporated herein by reference to Exhibit 14 to Registrant’s Form 10-K for year ended December 31, 2003).

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

36

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Controller and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________ * Management contract or compensatory plan or arrangement. 37