Form 10-Q
period 2006-03-31
BUCYRUS INTERNATIONAL INC
filed 2006-05-10
CIK 740761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 4, 2006

Class A Common Stock, $.01 par value	31,549,290

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended March 31,

	2006	2005

Sales	$165,653	$105,521
Cost of products sold	124,780	76,495

Gross profit	40,873	29,026

Selling, general and administrative expenses	15,460	12,305
Research and development expenses	1,922	1,350
Amortization of intangible assets	452	453

Operating earnings	23,039	14,918

Interest expense	645	1,252
Other expense – net	122	23

Earnings before income taxes	22,272	13,643
Income tax expense	7,750	4,518

Net earnings	$14,522	$9,125

Net earnings per share data
Basic:
Net earnings per share	$.47	$.30
Weighted average shares	31,191,780	30,102,165

Diluted:
Net earnings per share	$.46	$.29
Weighted average shares	31,526,843	31,173,467

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

	Quarter Ended March 31,

	2006	2005

Net earnings	$14,522	$9,125
Other comprehensive income (loss)- Foreign currency translation adjustments	51	(3,773)

Comprehensive income	$14,573	$5,352

See notes to consolidated condensed financial statements

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,380	$12,451
Receivables – net	123,199	155,547
Inventories	145,506	133,476
Deferred income taxes	20,131	18,363
Prepaid expenses and other current assets	7,204	6,982

Total Current Assets	304,420	326,819

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets – net	34,126	34,565
Deferred income taxes	8,157	10,355
Other assets	8,565	8,767

Total Other Assets	98,154	100,993

PROPERTY, PLANT AND EQUIPMENT:

Cost	149,316	140,938
Less accumulated depreciation	(79,564)	(76,783)

Total Property, Plant and Equipment	69,752	64,155

TOTAL ASSETS	$472,326	$491,967

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2006	December 31, 2005

LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$105,327	$106,747
Liabilities to customers on uncompleted contracts and warranties	39,350	35,239
Income taxes	14,458	11,943
Current maturities of long-term debt and other short-term obligations	915	1,339

Total Current Liabilities	160,050	155,268

LONG-TERM LIABILITIES:
Postretirement benefits	14,472	14,257
Pension and other	33,743	34,567

Total Long-Term Liabilities	48,215	48,824

LONG-TERM DEBT, less current maturities	24,186	66,975

COMMON SHAREHOLDERS’ INVESTMENT:
Class A common stock – par value $0.01 per share, authorized 75,000,000 shares, issued 31,657,890 shares and 30,991,820 shares, respectively	317	310
Additional paid-in capital	303,217	298,079
Unearned stock compensation	—	(466)
Treasury stock – 108,600 shares, at cost	(851)	(851)
Accumulated deficit	(37,650)	(50,963)
Accumulated other comprehensive loss	(25,158)	(25,209)

Total Common Shareholders’ Investment	239,875	220,900

TOTAL LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT	$472,326	$491,967

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Quarter Ended March 31,

	2006	2005

Net Cash Provided By Operating Activities	$42,777	$15,253

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,394)	(2,643)
Proceeds from sale of property, plant and equipment	36	47
Other	(80)	(5)

Net cash used in investing activities	(7,438)	(2,601)

Cash Flows From Financing Activities
Net repayments of revolving credit facility	(42,730)	—
Repayment of senior secured term loan	—	(1,250)
Net increase (decrease) in long-term debt and other bank borrowings	(483)	143
Payment of refinancing expenses	—	(19)
Proceeds from issuance of common stock	756	3,093
Tax benefit from exercise of stock options	4,353	—
Dividends paid	(1,199)	(1,151)

Net cash provided by (used in) financing activities	(39,303)	816

Effect of exchange rate changes on cash	(107)	(192)

Net increase (decrease) in cash and cash equivalents	(4,071)	13,276
Cash and cash equivalents at beginning of period	12,451	20,617

Cash and cash equivalents at end of period	$8,380	$33,893

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(Dollars in Thousands)

	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$648	$1,130
Income taxes - net of refunds	2,005	1,999

Supplemental Disclosure of Noncash Investing Activity

Capital expenditures related to expansion program included in accounts payable	$1,396	—

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

2.

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2005 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

3.	Inventories consist of the following:

	March 31, 2006	December 31, 2005

	(Dollars in Thousands)

Raw materials and parts	$38,564	$36,526
Work in process	25,303	12,896
Finished products (primarily replacement parts)	81,639	84,054

	$145,506	$133,476

4.

On March 8, 2006, the Company’s Board of Directors authorized a three-for-two split of the Company’s Class A common stock. The stock split was paid on March 29, 2006 to Company shareholders of record on March 20, 2006. The Company’s Class A common stock began trading on a split-adjusted basis on March 30, 2006. All references in the accompanying consolidated condensed financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split. On March 8, 2006, the Company’s Board of Directors also authorized, and shareholders approved on May 3, 2006 at the 2006 annual meeting of shareholders, an increase in the number of authorized shares of the Company’s Class A common stock to 75,000,000 shares. This increase in authorized shares became effective upon filing the Company’s Amended and Restated Certificate of Incorporation with the State of Delaware on May 3, 2006.

In addition, the Company’s Board of Directors authorized a quarterly dividend of $.05 per share of Class A common stock for dividends payable after the date of the stock split. On May 3, 2006, a cash dividend of $.05 per share was declared and is to be paid on June 5, 2006 to shareholders of record on May 18, 2006.

5.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net income per share of common stock calculations for the quarters ended March 31, 2006 and 2005:

	Quarter ended March 31,

	2006	2005

	(Dollars in Thousands, Except Per Share Amounts)

Net earnings	$14,522	$9,125

Weighted average shares outstanding	31,191,780	30,102,165

Basic net earnings per share	$.47	$.30

Weighted average shares outstanding	31,191,780	30,102,165
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	335,063	1,071,302

Weighted average shares outstanding – diluted	31,526,843	31,173,467

Diluted net earnings per share	$.46	$.29

6.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 using the modified prospective application method. Adoption of SFAS 123R did not have a material effect on the Company’s financial statements. Previously, the Company accounted for stock–based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the quarter ended March 31, 2005, there would have been no effect on net earnings and net earnings per share if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in that period. Total stock compensation expense recognized was $.6 million and $45,000 for the quarters ended March 31, 2006 and 2005, respectively.

SFAS 123R requires a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than as an operating cash flow as previously reported. The $4.4 million excess tax benefit classified as a financing cash inflow for the quarter ended March 31, 2006 would have been classified as an operating cash inflow prior to the adoption of SFAS 123R. SFAS 123R also requires any remaining debit in common shareholders’ investment related to unearned stock compensation be reclassified to the appropriate equity accounts.

On February 16, 2006, the Company issued 189,150 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. 2004 Equity Incentive Plan (the “2004 Incentive Plan”). These shares cliff vest on December 31, 2009. The vesting period may be accelerated based on the attainment of certain defined financial goals of the Company. A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter ended March 31, 2006 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2006	34,200	$20.00
Granted	189,150	39.76

Nonvested at March 31, 2006	223,350	36.73

The grant date fair value was based on the fair market value, as defined in the 2004 Incentive Plan, of the Company’s Class A common stock on the date of grant. At March 31, 2006, there was $6.9 million of unrecognized compensation cost related to the nonvested shares granted under the 2004 Incentive Plan. This cost is expected to be recognized over a weighted-average period of 3.7 years.

On February 16, 2006, the Company also issued 378,300 stock appreciation rights to certain employees pursuant to the 2004 Incentive Plan. The rights vest over four years and can be settled in shares only. At March 31, 2006, there was $6.5 million of unrecognized compensation cost related to the rights, which is expected to be recognized over a period of 3.8 years. The grant date fair value of the rights was $19.72 per right using the Black Sholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	4.37%
Expected volatility	43.25%
Expected life	7 years
Dividend yield	.43%

The risk-free interest rate was based on the current U.S. Treasury rate for a bond of seven years, the expected life of the rights. The expected volatility was based on the historical activity of the Company’s Class A common stock. The expected life was based on the average of the vesting term of four years and the original contract term of ten years. The expected dividend yield was based on the annual dividend of $.23 per share which had been paid on the Company’s Class A common stock prior to the stock split.

On February 16, 2006, the Company also designated 49,500 shares of its Class A common stock for issuance to certain employees if specific performance levels are attained by the Company. Any performance shares credited to employees will cliff vest on December 31, 2009. At March 31, 2006, there was $1.8 million of unrecognized compensation cost related to the performance shares, which is expected to be recognized over a period of 3.8 years. The grant date fair value of the performance shares was $39.76 per share and was based on the fair market value, as defined in the 2004 Incentive Plan, of the Company’s Class A common stock on the date of grant.

No options to purchase Company shares were granted during the first quarter of 2006. Options to purchase 436,986 shares of the Company’s Class A common stock were exercised during the quarter ended March 31, 2006 at a weighted average exercise price of $1.73 per share. At March 31, 2006, options were outstanding to purchase 9,600 shares of the Company’s Class A common stock at a weighted average exercise price of $8.33 per share.

7.	Intangible assets consist of the following:

	March 31, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)

Amortized intangible assets:
Engineering drawings	$25,500	$(10,862)	$25,500	$(10,543)
Bill of material listings	2,856	(1,217)	2,856	(1,181)
Software	2,288	(1,949)	2,288	(1,892)
Other	794	(357)	773	(309)

	$31,438	$(14,385)	$31,417	$(13,925)

Unamortized intangible assets:
Trademarks/Trade names	$12,436		$12,436
Intangible pension asset	4,637		4,637

	$17,073		$17,073

The aggregate intangible amortization expense for each of the quarters ended March 31, 2006 and 2005 was $.5 million. The estimated future amortization expense of intangible assets as of March 31, 2006 is as follows:

(Dollars in Thousands)

2006 (remaining nine months)	$1,354
2007	1,744
2008	1,576
2009	1,418
2010	1,418
2011	1,418
Future	8,125

$17,053

8.	Environmental

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,

	2006	2005

	(Dollars in Thousands)

Balance at January 1	$5,977	$5,452
Provision	1,222	538
Charges	(811)	(537)

Balance at March 31	$6,388	$5,453

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

Asbestos Liability

The Company has been named as a co-defendant in approximately 303 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 896 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

A wholly owned Australian subsidiary of the Company is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately AUS $2.4 million related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial late 2006 or early 2007. The Company has established a reserve for its estimate of the resolution of this matter.

9.

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income in addition to net earnings from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings . The Company reports comprehensive income and accumulated other comprehensive income which includes net earnings, foreign currency translation adjustments and minimum pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

	(Dollars in Thousands)

Balance at December 31, 2005	$(5,896)	$(19,313)	$(25,209)

Changes - Quarter ended March 31, 2006	51	—	51

Balance at March 31, 2006	$(5,845)	$(19,313)	$(25,158)

10.

The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

The components of net periodic pension cost consisted of the following:

	Quarter Ended March 31,

	2006	2005

	(Dollars in Thousands)

Service cost	$616	$552
Interest cost	1,302	1,310
Expected return on plan assets	(1,334)	(1,116)
Amortization of prior service cost	114	52
Amortization of actuarial loss	523	402

Net cost	$1,221	$1,200

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

	Quarter Ended March 31,

	2006	2005

	(Dollars in Thousands)

Service cost	$237	$210
Interest cost	273	311
Amortization of prior service cost	(63)	(60)
Amortization of actuarial loss	79	91

Net cost	$526	$552

During the first quarter of 2006, the Company contributed approximately $.6 million to its pension plans and $.3 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $9.0 million to its pension plans and $1.4 million for the payment of benefits from its postretirement benefit plan during the remainder of 2006.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Business

          The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its original equipment (“OEM”) products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company’s principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, India, Peru, South Africa and the United States. The largest markets for mining equipment have been in Australia, Canada, South Africa, South America and the United States. In the future, Brazil, Canada, China and India are expected to be increasingly important markets.

          The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased and continued to be strong in 2005 and early 2006. Factors that could support sustained demand for these key commodities in 2006 and future years include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries. Although the Company had no new machine orders for the quarter ended March 31, 2006, inquiries for new machines remain at a high level. The highest interest has been in the oil sands of Western Canada, and inquires related to coal, copper and iron ore mines in other areas of the world have also remained strong. Since April 1, 2006, the Company finalized the contract for the sale of four shovels in the China market and also sold four additional shovels in other markets.

          The Company’s aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales. However, recent pronounced strength in commodity markets has positively affected aftermarket sales, although total aftermarket sales remain at approximately 70% of sales. The Company’s complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company’s installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales. Aftermarket orders and inquires continue to increase as the existing installed fleet of machines operates at very high utilization levels due to the current demand and increased prices of commodities.

          The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods. The Company anticipates that the current commodity demand will continue for at least the next three to five years. Recent strong order volume has caused the Company to hire new employees and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. In early 2005, the Company entered into an agreement to lease a facility to be used for expansion of the Company’s manufacturing operations. Also, on August 24, 2005, the Company announced that it was proceeding with plans to expand its manufacturing facilities in South Milwaukee, Wisconsin. The initial phase of the expansion program includes the construction of a new facility on the grounds of the Company’s South Milwaukee campus north of Rawson Avenue at an approximate cost of $22 million. This initial phase of the expansion is expected to be completed by the fourth quarter of 2006.

          On February 16, 2006, the Company announced that it will undertake the second phase of its expansion program. The second phase, which has an approximate cost of $30 million and is expected to be completed in mid-2007, will expand the Company’s new facility north of Rawson Avenue to over 350,000 square feet of welding, machining and outdoor hard-goods storage space.

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

          Over the past three years, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains and growing the Company’s high margin aftermarket parts and services business and increasing the prices of its products. To date, increasing costs of steel and other raw materials have not had a significant impact on the Company’s gross profit due to the higher selling prices of its products.

          Following is a discussion of key measures which contributed to the Company’s operating results.

Key Measures

          On-Time Delivery and Lead Times

          Due to the high fixed cost structure of the Company’s customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company’s on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 87% for the first quarter of 2006 and 92% for the year 2005. Lead times for deliveries of aftermarket parts have increased slightly in the first quarter of 2006 as compared to the year 2005. Lead times are expected to increase due to the expected increase in sales volume.

          The Company maintained on-time deliveries and shortened lead times in recent years by focusing on development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. The information to accomplish much of these improvements is available from the Company’s enterprise resource planning (“ERP”) system.

          Productivity

          Sales per full time equivalent employee is a measure of the Company’s operational efficiency. Sales per full time equivalent employee were $.3 million and $.2 million for the first quarters of 2006 and 2005, respectively, and were $.3 million for the year 2005. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades which, collectively, allowed sales to grow with minimal changes in headcount.

          Warranty Claims

          Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses warranty claims as a percentage of total sales as one objective benchmark to evaluate product quality. During the first quarter of 2006 and the year 2005, warranty claims as a percentage of total sales were less than 1%.

          Backlog

          A strong backlog is a tool which allows more accurate sales forecast and production planning. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company’s backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at March 31, 2006 and December 31, 2005, as well as the portion of backlog which is or was expected to be recognized within twelve months of these dates:

	March 31, 2006	December 31, 2005

	(Dollars in Thousands)

Next 12 months	$348,497	$413,131
Total	572,570	658,612

          Inventory

          Inventory is one of the Company’s significant assets. As of March 31, 2006, the Company had $145.5 million in inventory. Raw materials and work in process inventory have increased in anticipation of future increased sales activity. Inventory turned at a rate of approximately 3.3 times in the first quarter of 2006. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company’s inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company’s older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

          Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

          Sales

          Sales for the first quarter of 2006 were $165.7 million compared with $105.5 million for the first quarter of 2005. Sales of aftermarket parts and services for the first quarter of 2006 were $112.2 million, an increase of 44.2% from $77.8 million in the first quarter of 2005. The increase in aftermarket sales reflects the Company’s continuing initiatives and strategies to capture additional market share as well as continued strong commodity prices. Aftermarket sales increased in both the United States and international markets. Machine sales for the first quarter of 2006 were $53.5 million, an increase of 93.0% from $27.7 million for the first quarter of 2005. The increase in new machine sales resulted from sustained demand and increased prices of commodities that are surfaced mined by the Company’s machines. The increase in machine sales in 2006 was in all three product lines and was for both replacement machines and machines for new production requirements. Approximately $.4 million of the increase in sales for the first quarter of 2006 was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

          Gross Profit

          Gross profit for the first quarter of 2006 was $40.9 million or 24.7% of sales compared with $29.0 million or 27.5% of sales for the first quarter of 2005. The increase in gross profit was primarily due to an increased sales volume. The lower gross profit percentage for the first quarter of 2006 was due to increased machine sales which have a lower gross profit and the mix of aftermarket parts sold. The gross profit percentage for the year 2005 was 23.9%. Gross profit for 2006 and 2005 was reduced by $1.3 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company. Approximately $.2 million of the increase in gross profit in the first quarter of 2006 was attributable to a weakening United States dollar (see “Foreign Currency Fluctuations” below).

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the first quarter of 2006 were $15.5 million or 9.3% of sales compared with $12.3 million or 11.7% of sales for the first quarter of 2005. In the first quarter of 2006, the Company had increased selling and administrative expenses, primarily in the aftermarket support areas, when compared to the first quarter of 2005. Selling, general and administrative expenses for the first quarter of 2006 and 2005 included $.6 million and $45,000, respectively, related to non-cash stock-based employee compensation. Foreign currency transaction gains for the first quarter of 2006 and 2005 were $.3 million and $.8 million, respectively.

          Research and Development Expenses

          Research and development expenses for the first quarter of 2006 and 2005 were $1.9 million and $1.4 million, respectively. The increase was in part due to the continuing development of electrical and machine upgrade systems.

          Amortization of Intangible Assets

          Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, was $.5 million for each of the quarters ended March 31, 2006 and 2005.

          Operating Earnings

          Operating earnings for the first quarter of 2006 were $23.0 million or 13.9% of sales, compared with $14.9 million or 14.1% of sales for the first quarter of 2005. Operating earnings for the first quarter of 2006 increased from 2005 due to increased gross profit resulting from an increased sales volume.

          Interest Expense

          Interest expense for the first quarter of 2006 was $.6 million compared with $1.3 million for the first quarter of 2005. The decrease in interest expense in 2006 was due to reduced borrowings.

          Income Taxes

          Income tax expense for the first quarter of 2006 was $7.8 million compared to $4.5 million for the first quarter of 2005. U.S. and foreign taxes are calculated at applicable statutory rates. The change in the effective tax rate was primarily due to the mix of domestic and foreign earnings. During the fourth quarter of 2005, the Company quantified the amount of previously unclaimed foreign tax credits, which it now believes can be utilized in part by amending prior year income tax returns. In 2006, the Company is continuing to evaluate the potential to claim additional foreign tax credits originating from other jurisdictions and may record further income tax benefits in the future. At March 31, 2006, the Company had available approximately $10.7 million of federal net operating loss carryforwards compared to $14.3 million at December 31, 2005. The carryforwards are useable at the rate of $3.6 million per year.

Foreign Currency Fluctuations

          The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company’s sales, gross profit and operating earnings for the quarters ended March 31, 2006 and 2005 in each case compared to the same quarter in the prior year:

	Quarter Ended March 31,

	2006	2005

	(Dollars in Thousands)

Increase in sales	$443	$2,065
Increase in gross profit	226	409
Increase in operating earnings	160	151

EBITDA

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarters ended March 31, 2006 and 2005 was $26.6 million and $18.2 million, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarter Ended March 31,

	2006	2005

	(Dollars in Thousands)

Net earnings	$14,522	$9,125
Interest income	(114)	(209)
Interest expense	645	1,252
Income taxes	7,750	4,518
Depreciation	3,107	2,864
Amortization (1)	706	688

EBITDA (2)	26,616	18,238

Changes in assets and liabilities	23,822	2,249
Non-cash stock compensation expense	578	45
Loss on sale of fixed assets	42	282
Interest income	114	209
Interest expense	(645)	(1,252)
Income tax expense	(7,750)	(4,518)

Net cash provided by operating activities	$42,777	$15,253

Net cash used in investing activities	$(7,438)	$(2,601)

Net cash provided by (used in) financing activities	$(39,303)	$816

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)	EBITDA is reduced by severance expense for the quarters ended March 31, 2006 and 2005 of $.3 million and $13,000, respectively.

Liquidity and Capital Resources

          Stock Split and Dividend Policy

          On March 8, 2006, the Company’s Board of Directors authorized a three-for-two split of the Company’s Class A common stock. The stock split was paid on March 29, 2006 to Company shareholders of record on March 20, 2006. The Company’s Class A common stock began trading on a split-adjusted basis on March 30, 2006. The Company’s Board of Directors also authorized, and shareholders approved at the 2006 annual meeting of shareholders, an increase in the number of authorized shares of the Company’s Class A common stock to 75,000,000 shares. This increase in authorized shares became effective upon filing the Company’s Amended and Restated Certificate of Incorporation with the State of Delaware on May 3, 2006.

          In addition, the Company’s Board of Directors authorized a 30% increase in the quarterly dividend to the amount of $.05 per share per quarter for dividends payable after the date of the stock split. On May 3, 2006, a cash dividend of $.05 per share was declared and is to be paid on June 5, 2006 to shareholders of record on May 18, 2006.

          Cash Requirements

          During the remainder of 2006, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as increased demand for new machines. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity. If additional borrowings are necessary during 2006, the Company believes it has sufficient capacity under its revolving credit facility.

          On August 24, 2005, the Company announced that it was proceeding with plans to expand its manufacturing facilities in South Milwaukee, Wisconsin. The initial phase of the expansion program will include the construction of a new facility on the grounds of the Company’s South Milwaukee campus north of Rawson Avenue at an approximate cost of $22 million. The construction of this new facility is expected to be completed during the fourth quarter of 2006. On February 16, 2006, the Company announced that it will undertake the second phase of its expansion program. The second phase, which has an approximate cost of $30 million and is expected to be completed in mid-2007, will expand the Company’s new facility north of Rawson Avenue. The Company intends to finance the expansion program through working capital and funds available under its existing revolving credit facility, and is exploring the availability of governmental grants and other programs.

          At March 31, 2006, the Company had contractual obligations of approximately $27.7 million with respect to the expansion program. As of March 31, 2006, there have been no other material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company’s 2005 Annual Report to Shareholders.

          The Company’s capital expenditures for the quarter ended March 31, 2006 were $8.8 million compared with $2.6 million for the quarter ended March 31, 2005. Included in capital expenditures for the quarter ended March 31, 2006 was $4.1 million related to the expansion program. The remaining expenditures consist primarily of production machinery at the Company’s main manufacturing facility. The Company expects a continued increase in capital expenditures during the remainder of 2006 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities will be sufficient to fund capital expenditures in 2006.

          At March 31, 2006, there were $40.7 million of standby letters of credit outstanding under all Company bank facilities.

          The Company believes that cash flows from operations will be sufficient to fund its cash requirements for the next twelve months. The Company also believes that cash flows from operations will be sufficient to repay any borrowings under its revolving credit facility. During the first quarter of 2006, the Company reduced its borrowings under the revolving credit facility by $42.7 million.

          Sources and Uses of Cash

          The Company had $8.4 million of cash and cash equivalents as of March 31, 2006. All of this cash is located at various foreign subsidiaries and will be used for working capital purposes. Cash receipts in the United States are applied against the Company’s revolving credit facility.

          Operating Cash Flows

          During the first quarter of 2006, the Company generated cash from operating activities of $42.8 million compared to $15.3 million for the first quarter of 2005. The increase in cash flows from operating activities was driven primarily by increased sales activity.

          Receivables

          The Company recognizes revenues on machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of March 31, 2006, the Company had $123.2 million of accounts receivable compared to $155.5 million of accounts receivable at December 31, 2005. Receivables at March 31, 2006 and December 31, 2005 included $37.5 million and $68.2 million, respectively, of revenues from long-term contracts which were not billable at these dates. The decrease in receivables was primarily due to increased revenues recognized in the fourth quarter of 2005 that were collected in the first quarter of 2006.

          Liabilities to Customers on Uncompleted Contracts and Warranties

          Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with Statement of Position No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

          Financing Cash Flows

          On May 27, 2005, the Company entered into a credit agreement with GMAC Commercial Finance LLC as lead lender. The credit agreement provides for a five year $120.0 million revolving credit facility that may, at the Company’s request and with the lender’s approval, be increased to $150.0 million. The credit agreement provides that interest on borrowed amounts would initially be set at either the prime rate plus .25% or LIBOR plus 1.25%, with quarterly adjustments to interest rates beginning after nine months. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At March 31, 2006, the Company had $20.8 million of borrowings under its revolving credit facility at a weighted average interest rate of 5.9%. The amount available for borrowings under the revolving credit facility at March 31, 2006 was $64.2 million.

          The credit agreement contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company’s ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company’s domestic assets and the receivables and inventory of the Company’s Canadian subsidiary are pledged as collateral under the revolving credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain financial covenants, including a leverage ratio (as defined). The Company was in compliance with all applicable covenants as of March 31, 2006.

          Critical Accounting Policies and Estimates

          See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of the Company’s 2005 Annual Report to Shareholders. There have been no material changes to these policies.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

          The Company’s interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages borrowings under its credit agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

          At March 31, 2006, a sensitivity analysis was performed for the Company’s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company’s weighted average interest rate at March 31, 2006 would not have a material effect on the Company’s financial position, results of operations or cash flows.

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

          Based on the derivative instruments outstanding at March 31, 2006, a 10% change in foreign currency exchange rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 4 - CONTROLS AND PROCEDURES

          As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and President and its Chief Financial Officer, Controller and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer, Controller and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

          There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

          This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company’s actual results and performance include, without limitation:

•

customers’ stockpiles and production capacity, including customer’s ability to procure tires for loading trucks, as well as production and consumption rates of copper, coal, iron, oil and other ores and minerals;

•	the Company’s plant capacity;

•	raw material supply and subcontractor capacity;

•	the cash flows of customers;

•	consolidation among customers and suppliers;

•	work stoppages at customers, suppliers or providers of transportation;

•	the timing, severity and duration of customer and industry buying cycles;

•	unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities that affect the Company;

•	litigation;

•	nonrecurring restructuring and other special charges incurred by the Company;

•	changes in accounting or tax rules or regulations that affect the Company;

•	changes in the relative values of currencies;

•	the Company’s leverage and debt service obligations;

•	the Company’s success in recruiting and retaining key managers and employees; and

•	labor costs and labor relations.

          The review of important factors above is not exhaustive, and should be read in conjunction with the other cautionary statements included in this report and in the Company’s 2005 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

BUCYRUS INTERNATIONAL, INC.
(Registrant)

Date May 9, 2006	/s/Craig R. Mackus

Craig R. Mackus
Chief Financial Officer and Secretary
Principal Accounting Officer

Date May 9, 2006	/s/Timothy W. Sullivan

Timothy W. Sullivan
President and Chief Executive Officer

BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

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