Form 10-K/A
period 2005-12-31
BUCYRUS INTERNATIONAL INC
filed 2006-06-29
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

(AMENDMENT NO. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Transition period from ___________ to ____________.

Commission file number: 000-50858

BUCYRUS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	39-0188050
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

P.O. BOX 500	53172
1100 MILWAUKEE AVENUE	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $737.4 million as of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 9, 2006, 21,033,884 shares of Class A common stock of the Registrant were outstanding.

EXPLANATORY NOTE

Bucyrus International, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Annual Report”) solely for the purpose of correcting certain inadvertent omissions and typographical errors pertaining to certain references to internal control over financial reporting that were required to be provided in the Section 302 Certifications of our principal executive officer and principal financial officer (the “Section 302 Certifications”) as filed with the Annual Report.

The Exhibits 31.1 and 31.2 filed with the Annual Report mistakenly omitted from the Section 302 Certifications (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Registrant; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting.

The Registrant hereby amends the Annual Report by resubmitting corrected versions of Exhibits 31.1 and 31.2 with this Amendment.

This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this

Amendment, this Amendment continues to speak as of the date of the Annual Report, and does not modify, amend or update any other item or disclosures in the Annual Report.

SIGNATURE

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.

By: /s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer
Controller and Secretary

Date: June 29, 2006