Form 10-Q
period 2006-06-30
BUCYRUS INTERNATIONAL INC
filed 2006-08-09
CIK 740761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 2, 2006

Class A Common Stock, $.01 par value	31,517,481

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Sales	$181,804	$140,037	$347,457	$245,558
Cost of products sold	134,870	109,043	259,650	185,538

Gross profit	46,934	30,994	87,807	60,020

Selling, general and administrative expenses	18,078	12,141	33,538	24,446
Research and development expenses	3,051	1,460	4,973	2,810
Amortization of intangible assets	449	450	901	903

Operating earnings	25,356	16,943	48,395	31,861

Interest expense	601	1,110	1,246	2,362
Other (income) expense – net	(3)	92	119	115

Earnings before income taxes	24,758	15,741	47,030	29,384
Income tax expense	3,200	5,517	10,950	10,035

Net earnings	$21,558	$10,224	$36,080	$19,349

Net earnings per share data:
Basic:
Net earnings per share	$.69	$.34	$1.15	$.64
Weighted average shares	31,284,624	30,440,985	31,238,416	30,272,511

Diluted:
Net earnings per share	$.68	$.33	$1.14	$.62
Weighted average shares	31,615,978	31,245,990	31,571,657	31,209,929

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(Dollars in Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net earnings	$21,558	$10,224	$36,080	$19,349
Other comprehensive income (loss)-
Foreign currency translation adjustments	(984)	781	(933)	(2,992)

Comprehensive income	$20,574	$11,005	$35,147	$16,357

See notes to consolidated condensed financial statements

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2006	December 31, 2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,128	$12,451
Receivables – net	154,369	155,547
Inventories	155,614	133,476
Deferred income taxes	19,051	18,363
Prepaid expenses and other	4,255	6,982

Total Current Assets	343,417	326,819

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets – net	33,619	34,565
Deferred income taxes	14,452	10,355
Other assets	8,046	8,767

Total Other Assets	103,423	100,993

PROPERTY, PLANT AND EQUIPMENT:
Cost	169,434	140,938
Less accumulated depreciation	(80,921)	(76,783)

Total Property, Plant and Equipment	88,513	64,155

TOTAL ASSETS	$535,353	$491,967

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2006	December 31, 2005

LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$75,895	$65,873
Accrued expenses	40,031	40,874
Liabilities to customers on uncompleted contracts and warranties	36,715	35,239
Income taxes	14,062	11,943
Current maturities of long-term debt and other short-term obligations	272	1,339

Total Current Liabilities	166,975	155,268

LONG-TERM LIABILITIES:
Postretirement benefits	14,749	14,257
Pension and other	35,205	34,567

Total Long-Term Liabilities	49,954	48,824

LONG-TERM DEBT, less current maturities	58,373	66,975

COMMON SHAREHOLDERS’ INVESTMENT:
Common stock – par value $.01 per share, authorized 75,000,000 shares, issued 31,626,081 shares and 30,991,820 shares, respectively	316	310
Additional paid-in capital	304,397	298,079
Unearned stock compensation	—	(466)
Treasury stock – 108,600 shares, at cost	(851)	(851)
Accumulated deficit	(17,669)	(50,963)
Accumulated other comprehensive loss	(26,142)	(25,209)

Total Common Shareholders’ Investment	260,051	220,900

TOTAL LIABILITIES AND COMMON SHAREHOLDERS’ INVESTMENT	$535,353	$491,967

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,

	2006	2005

Net Cash Provided By Operating Activities	$31,296	$5,733

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(26,426)	(8,015)
Proceeds from sale of property, plant and equipment	342	112
Other	(105)	(86)

Net cash used in investing activities	(26,189)	(7,989)

Cash Flows From Financing Activities
Net borrowings from (repayments of) revolving credit facility	(8,603)	85,853
Repayment of senior secured term loan	—	(98,750)
Net increase (decrease) in long-term debt and other bank borrowings	(1,066)	687
Payment of financing expenses	—	(533)
Proceeds from issuance of common stock	756	3,661
Tax benefit from exercise of stock options	4,353	—
Dividends paid	(2,763)	(2,315)

Net cash used in financing activities	(7,323)	(11,397)

Effect of exchange rate changes on cash	(107)	(178)

Net decrease in cash and cash equivalents	(2,323)	(13,831)
Cash and cash equivalents at beginning of period	12,451	20,617

Cash and cash equivalents at end of period	$10,128	$6,786

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
(Dollars in Thousands)

	Six Months Ended June 30,

	2006	2005

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$1,408	$2,848
Income taxes - net of refunds	8,191	7,621

Supplemental Disclosure of Noncash Investing Activity

Capital expenditures related to expansion program included in accounts payable	$4,451	—

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

3.	Inventories consist of the following:

	June 30, 2006	December 31, 2005

	(Dollars in Thousands)

Raw materials and parts	$46,673	$36,526
Work in process	21,093	12,896
Finished products (primarily replacement parts)	87,848	84,054

	$155,614	$133,476

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

5.

The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and six months ended June 30, 2006 and 2005:

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in Thousands, Except Per Share Amounts)

Net earnings	$21,558	$10,224	$36,080	$19,349

Weighted average shares outstanding	31,284,624	30,440,985	31,238,416	30,272,511

Basic net earnings per share	$.69	$.34	$1.15	$.64

Weighted average shares outstanding	31,284,624	30,440,985	31,238,416	30,272,511

Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	331,354	805,005	333,241	937,418

Weighted average shares outstanding - diluted	31,615,978	31,245,990	31,571,657	31,209,929

Diluted net earnings per share	$.68	$.33	$1.14	$.62

6.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 using the modified prospective application method. Adoption of SFAS 123R did not have a material effect on the Company’s financial statements. Previously, the Company accounted for stock–based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). For the quarter and six months ended June 30, 2005, there would have been no effect on net earnings and net earnings per share if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in those periods. Total stock compensation expense recognized was $1.2 million and $1.7 million for the quarter and six months ended June 30, 2006, respectively, and $45,000 and $90,000 for the quarter and six months ended June 30, 2005.

SFAS 123R required a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than as an operating cash flow as previously reported. The $4.4 million excess tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 would have been classified as an operating cash inflow prior to the adoption of SFAS 123R. SFAS 123R also required any remaining debit in common shareholders’ investment related to unearned stock compensation be reclassified to the appropriate equity accounts.

On April 25, 2006, the Company issued 37,800 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. 2004 Equity Incentive Plan (the “2004 Incentive Plan”). These shares cliff vest on December 31, 2009. The vesting period may be accelerated based on the attainment of certain defined financial goals of the Company. A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share

Nonvested at January 1, 2006	34,200	$20.00

Granted on February 16, 2006	180,750	39.76
Granted on April 25, 2006	37,800	57.00
Forfeited on May 31, 2006	(20,100)	39.76

Nonvested at June 30, 2006	232,650	39.66

The grant date fair values were based on the fair market value, as defined in the 2004 Incentive Plan, of the Company’s Class A common stock on the date of grant. At June 30, 2006, there was $7.9 million of unrecognized compensation cost related to the nonvested shares granted under the 2004 Incentive Plan. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 3.3 years.

On April 25, 2006, the Company also issued 75,600 stock appreciation rights to certain employees pursuant to the 2004 Incentive Plan. The grant date fair value of the rights was $28.27 per right using the Black Sholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	4.37%
Expected volatility	43.25%
Expected life	7 years
Dividend yield	.43%

The risk-free interest rate was based on the current U.S. Treasury rate for a bond of seven years, the expected life of the rights. The expected volatility was based on the historical activity of the Company’s Class A common stock. The expected life was based on the average of the vesting term of four years and the original contract term of ten years. The expected dividend yield was based on the annual dividend of $.23 per share, which had been paid on the Company’s Class A common stock prior to the stock split.

At June 30, 2006, a total of 396,900 stock appreciation rights were outstanding pursuant to the 2004 Incentive Plan. The weighted-average grant date fair value of these rights was $21.35 per right. The rights vest over four years and can be settled in shares only. At June 30, 2006, there was $7.4 million of unrecognized compensation cost related to the rights, which is expected to be recognized on a straight-line basis over a period of 3.5 years. A total of 40,200 rights issued during the first quarter of 2006 were forfeited in the second quarter of 2006.

On April 25, 2006, the Company also designated 9,600 shares of its Class A common stock for issuance to certain employees if specific performance levels are attained by the Company. The grant date fair value of the performance shares was $57.00 per share and was based on the fair market value, as defined in the 2004 Incentive Plan, of the Company’s Class A common stock on the date of grant. At June 30, 2006, a total of 51,975 performance shares have been designated for issuance and the weighted-average grant date fair value of these shares was $42.94 per share. Any performance shares credited to employees will cliff vest on December 31, 2009. At June 30, 2006, there was $2.0 million of unrecognized compensation cost related to the performance shares, which is expected to be recognized on a straight-line basis over a period of 3.5 years. A total of 5,025 performance shares previously designated for issuance were forfeited in the second quarter of 2006.

No options to purchase Company shares were granted or exercised during the second quarter of 2006. At June 30, 2006, options were outstanding to purchase 9,600 shares of the Company’s Class A common stock at a weighted average exercise price of $8.33 per share.

7.	Intangible assets consist of the following:

	June 30, 2006		December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

	(Dollars in Thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(11,181)	$25,500	$(10,543)
Bill of material listings	2,856	(1,252)	2,856	(1,181)
Software	2,288	(2,006)	2,288	(1,892)
Other	682	(341)	773	(309)

	$31,326	$(14,780)	$31,417	$(13,925)

Unamortized intangible assets:
Trademarks/Trade names	$12,436		$12,436
Intangible pension asset	4,637		4,637

	$17,073		$17,073

           The estimated future amortization expense of intangible assets as of June 30, 2006 is as follows:

(Dollars in Thousands)

2006 (remaining six months)	$892
2007	1,721
2008	1,554
2009	1,418
2010	1,418
2011	1,418
Future	8,125

$16,546

8.	Environmental

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006	2005

	(Dollars in Thousands)

Balance at January 1	$5,977	$5,452
Provision	4,599	1,346
Claims incurred	(1,115)	(954)

Balance at June 30	$9,461	$5,844

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

Asbestos Liability

The Company has been named as a co-defendant in approximately 300 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 580 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

A wholly owned Australian subsidiary of the Company is a defendant in a suit pending in the Supreme Court of Queensland in Australia, brought on May 5, 2002, relating to a contractual claim. The plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies for approximately AUS $2.4 million (US $1.8 million) related to its claim that it is owed amounts for services rendered under the contract. The Company’s subsidiary has asserted counterclaims against the plaintiff in connection with certain aspects of the work performed. This matter is anticipated to go to trial in late 2006 or early 2007. The Company has established a reserve for its estimate of the resolution of this matter.

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

	Cumulative Translation Adjustments	Minimum Pension Liability Adjustments	Accumulated Other Comprehensive Loss

	(Dollars in Thousands)

Balance at December 31, 2005	$(5,896)	$(19,313)	$(25,209)

Changes – Six months ended June 30, 2006	(933)	—	(933)

Balance at June 30, 2006	$(6,829)	$(19,313)	$(26,142)

10.

The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

The components of net periodic pension cost consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in Thousands)

Service cost	$616	$552	$1,232	$1,104
Interest cost	1,302	1,310	2,604	2,620
Expected return on plan assets	(1,334)	(1,116)	(2,668)	(2,232)
Amortization of prior service cost	114	52	228	104
Amortization of actuarial loss	523	402	1,046	804

Net cost	$1,221	$1,200	$2,442	$2,400

The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in Thousands)

Service cost	$237	$210	$474	$420
Interest cost	273	311	546	622
Amortization of prior service cost	(63)	(60)	(126)	(120)
Amortization of actuarial loss	79	91	158	182

Net cost	$526	$552	$1,052	$1,104

During the first six months of 2006, the Company contributed approximately $3.1 million to its pension plans and $.6 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $6.5 million to its pension plans and $.6 million for the payment of benefits from its postretirement benefit plan during the remainder of 2006.

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

          The market for OEM machines is closely correlated with customer expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased and continued to be strong in 2005 and the first half of 2006. Factors that could support sustained demand for these key commodities in 2006 and future years include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries. Inquiries for the Company’s machines remain at a high level. The highest interest has been in the oil sands of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong.

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

          The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods. The Company anticipates that the current commodity demand will continue for at least the next three to five years. Recent strong order volume has caused the Company to hire new employees and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. In early 2005, the Company entered into an agreement to lease a facility to be used for expansion of the Company’s manufacturing operations. Also, on July 20, 2006, the Company announced that it will undertake the third phase of its multi-phase expansion program at its South Milwaukee facility. The first phase of the expansion, which was announced on August 24, 2005, will provide 110,000 square feet of new space for welding and machining of large electric mining shovel components. Phase one is expected to be fully completed in the fourth quarter of 2006 with initial manufacturing to begin ahead of schedule in August 2006.

          The second phase, announced on February 16, 2006, will expand the Company’s new facility north of Rawson Avenue to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction is expected to be completed in mid-2007 and is currently ahead of the original schedule. The aggregate cost of phase one and two of the expansion project is expected to be approximately $54 million.

          The third phase of the expansion project was approved in support of the Company’s ongoing efforts to meet the continued growth of demand for its machines and their components. Phase three will include the renovation of manufacturing buildings and offices at the Company’s existing facilities south of Rawson Avenue in South Milwaukee. Its focus is on modernizing and improving manufacturing and administrative efficiencies and includes renovation as well as expansion of existing buildings and the addition of new machine tools. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during the renovation and construction processes. Phase three construction is scheduled to be completed by the fourth quarter of 2007 and is expected to cost approximately $58 million.

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

          Over the past three years, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains, growing the Company’s high margin aftermarket parts and services business and increasing the prices of its products. To date, increasing costs of steel and other raw materials have not had a significant impact on the Company’s gross profit due to the higher selling prices of its products.

          Following is a discussion of key measures which contributed to the Company’s operating results.

Key Measures

          On-Time Delivery and Lead Times

          Due to the high fixed cost structure of the Company’s customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company’s on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 87% for the first six months of 2006 and 93% for the year 2005. Lead times for deliveries of aftermarket parts have increased slightly in the first six months of 2006 as compared to the year 2005. Lead times are expected to increase due to the expected increase in sales volume and capacity constraints.

          The Company maintained on-time deliveries and reduced lead times in recent years by focusing on the development of key shop floor metrics, improved communication between sales, manufacturing and shipping, daily or weekly meetings to resolve issues, changing of shipment methods and the hiring of an additional supervisory person dedicated to on-time delivery. In 2006, lead times have increased slightly due to increased demand and capacity constraints. The information to accomplish much of these improvements is available from the Company’s enterprise resource planning (“ERP”) system.

          Productivity

          Sales per full time equivalent employee is a measure of the Company’s operational efficiency. Sales per full time equivalent employee were $.3 million for the first six months of 2006 and 2005. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades which, collectively, allowed sales to grow with minimal changes in headcount.

          Warranty Claims

          Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses actual warranty claims incurred as a percentage of total sales as one objective benchmark to evaluate product quality. During the first six months of 2006 and the year 2005, actual warranty claims incurred as a percentage of total sales were less than 1%.

          Backlog

          A strong backlog is a tool which allows more accurate sales forecast and production planning. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company’s backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at June 30, 2006 and December 31, 2005 as well as the portion of backlog which is or was expected to be recognized as sales within twelve months of these dates:

	June 30, 2006	December 31, 2005

	(Dollars in Thousands)

Next 12 months	$442,056	$413,131
Total	715,855	658,612

The increase in the Company’s backlog at June 30, 2006 was primarily due to an increase in new machine orders, which totaled $178.2 million and $179.3 million for the quarter and six months ended June 30, 2006. Inquiries for the Company’s machines remain at a high level.

          Inventory

          Inventory is one of the Company’s significant assets. As of June 30, 2006, the Company had $155.6 million in inventory. Raw materials and work in process inventory have increased in support of increased sales volume. Inventory turned at a rate of approximately 3.5 times as of June 30, 2006 compared with 3.1 for the year 2005. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company’s inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company’s older model machines, which could render inventory obsolete or excess. With the exception of the normal inventory obsolescence provision recorded in the ordinary course of business, the Company does not anticipate recording any significant inventory impairments.

Results of Operations

Quarter And Six Months Ended June 30, 2006 Compared to Quarter And Six Months Ended June 30, 2005

          Sales

          Sales for the quarter and six months ended June 30, 2006 were $181.8 million and $347.5 million, respectively, compared with $140.0 million and $245.6 million for the quarter and six months ended June 30, 2005, respectively. Sales of aftermarket parts and services for the second quarter of 2006 were $128.0 million, an increase of 50.5% from $85.1 million for the second quarter of 2005. Sales of aftermarket parts and services for the six months ended June 30, 2006 were $240.3 million, an increase of 47.5% from $162.9 million for the six months ended June 30, 2005. The increases in aftermarket sales in 2006 reflect the Company’s continuing initiatives and strategies to capture additional market share. Also, aftermarket shares continue to increase as the existing installed fleet of machines operates at very high utilization levels due to the current demand and increased prices for commodities. Aftermarket sales increased in both the United States and international markets. Machine sales for the second quarter of 2006 were $53.8 million, a decrease of 2.2% from $54.9 million for the second quarter of 2005. The decrease in new machine sales was primarily due to the manufacturing of one dragline being substantially completed at the end of the first quarter of 2006. Machine sales for the six months ended June 30, 2006 were $107.2 million, an increase of 29.7% from $82.7 million for the six months ended June 30, 2005. The increase in new machine sales resulted from the sustained strength in prices of commodities that are surface mined by the Company’s machines. Approximately $.6 million and $1.0 million of the increases in sales for the quarter and six months ended June 30, 2006, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

          Gross Profit

          Gross profit for the second quarter of 2006 was $46.9 million or 25.8% of sales compared with $31.0 million or 22.1% of sales for the second quarter of 2005. Gross profit for the six months ended June 30, 2006 was $87.8 million or 25.3% of sales compared with $60.0 million or 24.4% of sales for the six months ended June 30, 2005. The increase in gross profit was primarily due to an increased sales volume and higher gross margins on aftermarket sales. Gross profit for the six months ended June 30, 2006 and 2005 was reduced by $2.7 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company. Approximately $.1 million and $.3 million of the increase in gross profit for the quarter and six months ended June 30, 2006, respectively, was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses for the quarter ended June 30, 2006 were $18.1 million or 9.9% of sales compared with $12.1 million or 8.7% of sales for the quarter ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 were $33.5 million or 9.7% of sales compared to $24.4 million or 10.0% of sales for the six months ended June 30, 2005. Selling, general and administrative expenses for the quarter and six months ended June 30, 2006 included $1.2 million and $1.7 million, respectively, related to non-cash stock-based employee compensation compared to $45,000 and $90,000 for the quarter and six months ended June 30, 2005. In 2006, the Company also had increased selling and administrative expenses, primarily in the aftermarket support areas, when compared to 2005. Foreign currency transaction losses for the quarter and six months ended June 30, 2006 were $.7 million and $.4 million, respectively, compared with gains of $.5 million and $1.3 million for the quarter and six months ended June 30, 2005, respectively.

          Research and Development Expenses

          Research and development expenses for the quarter and six months ended June 30, 2006 were $3.1 million and $5.0 million, respectively, compared with $1.5 million and $2.8 million for the quarter and six months ended June 30, 2005, respectively. The increase in 2006 was in part due to the continuing development of electrical and machine upgrade systems.

          Amortization of Intangible Assets

          Amortization of intangible assets, consisting primarily of engineering drawings, bill of material listings and software, was $.4 million and $.9 million for the quarter and six months ended June 30, 2006, respectively, compared with $.5 million and $.9 million for the quarter and six months ended June 30, 2005, respectively.

          Operating Earnings

          Operating earnings for the second quarter of 2006 were $25.4 million or 13.9% of sales, compared with $16.9 million or 12.1% of sales for the second quarter of 2005. Operating earnings for the six months ended June 30, 2006 were $48.4 million or 13.9% of sales, compared with $31.9 million or 13.0% of sales for the six months ended June 30, 2005. Operating earnings for the quarter and six months ended June 30, 2006 increased from 2005 due to increased gross profit resulting from an increased sales volume.

          Interest Expense

          Interest expense for the quarter and six months ended June 30, 2006 was $.6 million and $1.2 million, respectively, compared with $1.1 million and $2.4 million for the quarter and six months ended June 30, 2005, respectively. The decrease in interest expense in 2006 was primarily due to reduced borrowings. Also, $.2 million of interest was capitalized during the second quarter of 2006 as a part of the cost of the Company’s expansion program.

          Income Taxes

          Income tax expense for the quarter and six months ended June 30, 2006 was $3.2 million and $11.0 million, respectively, compared with $5.5 million and $10.0 million for the quarter and six months ended June 30, 2005, respectively. U.S. and foreign taxes are calculated at applicable statutory rates. Income tax expense for the quarter ended June 30, 2006 was reduced by a net income tax benefit of approximately $3.7 million related to foreign tax credits. The foreign tax credits resulted from the completion of the Company’s evaluation of its potential to claim additional foreign tax credits generated in previous tax periods. Not including this item, the lower effective tax rate in 2006 was due to the mix of domestic and foreign earnings. At June 30, 2006, the Company had available approximately $10.7 million of federal net operating loss carryforwards compared to $14.3 million at December 31, 2005. The carryforwards are useable at the rate of $3.6 million per year.

Foreign Currency Fluctuations

          The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company’s sales, gross profit and operating earnings for the quarter and six months ended June 30, 2006 and 2005, in each case compared to the same quarter in the prior year:

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in Thousands)

Increase in sales	$594	$1,738	$1,037	$3,803
Increase in gross profit	97	426	323	835
Increase (decrease) in operating earnings	(24)	257	136	408

EBITDA

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the quarter and six months ended June 30, 2006 was $29.1 million and $55.7 million, respectively, compared with $20.3 million and $38.6 million for the quarter and six months ended June 30, 2005, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America (“GAAP”) as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarters Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Dollars in Thousands)

Net earnings	$21,558	$10,224	$36,080	$19,349
Interest income	(127)	(149)	(241)	(358)
Interest expense	601	1,110	1,246	2,362
Income taxes	3,200	5,517	10,950	10,035
Depreciation	3,133	2,920	6,240	5,784
Amortization (1)	705	691	1,411	1,379

EBITDA (2)	29,070	20,313	55,686	38,551
Changes in assets and liabilities	(38,056)	(23,271)	(14,234)	(21,022)
Non-cash stock compensation expense	1,166	45	1,744	90
(Gain) loss on sale of fixed assets	13	(129)	55	153
Interest income	127	149	241	358
Interest expense	(601)	(1,110)	(1,246)	(2,362)
Income tax expense	(3,200)	(5,517)	(10,950)	(10,035)

Net cash provided by (used in) operating activities	$(11,481)	$(9,520)	$31,296	$5,733

Net cash used in investing activities	$(18,751)	$(5,388)	$(26,189)	$(7,989)

Net cash provided by (used in) financing activities	$31,980	$(12,213)	$(7,323)	$(11,397)

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)	EBITDA is reduced by severance expense for the quarters ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 of $469,000, $60,000, $741,000 and $73,000, respectively.

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

          In addition, the Company’s Board of Directors authorized a 30% increase in the quarterly dividend to the amount of $.05 per share per quarter for dividends payable after the date of the stock split. On July 20, 2006, a cash dividend of $.05 per share was declared and is to be paid on August 21, 2006 to shareholders of record on August 3, 2006.

          Cash Requirements

          During the remainder of 2006, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as continued high demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity. If additional borrowings are necessary during the remainder of 2006, the Company believes it has sufficient capacity under its revolving credit facility (see “Financing Cash Flows” below).

          On July 20, 2006, the Company announced that it will undertake the third phase of its multi-phase expansion program at its South Milwaukee facility. The first phase of the expansion program, which was announced on August 24, 2005, includes the construction of a new facility on the grounds of the Company’s South Milwaukee campus north of Rawson Avenue and is expected to be completed during the fourth quarter of 2006. The second phase, announced on February 16, 2006, will expand the Company’s new facility north of Rawson Avenue and is expected to be completed in mid-2007. The aggregate cost of phase one and two is expected to be approximately $54 million. Phase three of the expansion program will include the renovation of manufacturing buildings and offices, as well as the addition of new machine tools, at its existing facilities south of Rawson Avenue and is expected to be completed by the fourth quarter of 2007 at a cost of approximately $58 million. The Company intends to finance the expansion program through working capital and funds available under its existing revolving credit facility, and is exploring the availability of governmental grants and other programs.

          At June 30, 2006, the Company had contractual obligations of approximately $26.2 million with respect to the expansion program. As of June 30, 2006, there have been no other material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company’s 2005 Annual Report to Shareholders.

          The Company’s capital expenditures for the six months ended June 30, 2006 were $30.9 million compared with $8.0 million for the six months ended June 30, 2005. Included in capital expenditures for the six months ended June 30, 2006 was $21.2 million related to the expansion program, of which $4.5 million was paid in July 2006. The remaining expenditures consist primarily of production machinery at the Company’s main manufacturing facility. The Company expects a continued increase in capital expenditures during the remainder of 2006 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities and funds available under its revolving credit facility will be sufficient to fund capital expenditures during the remainder of 2006.

          At June 30, 2006, there were $46.5 million of standby letters of credit outstanding under all Company bank facilities.

          The Company believes that cash flows from operations will be sufficient to fund its cash requirements for the next twelve months. The Company also believes that cash flows from operations will be sufficient to repay any borrowings under its revolving credit facility. During the first six months of 2006, the Company reduced its borrowings under the revolving credit facility by $8.6 million.

          Sources and Uses of Cash

          The Company had $10.1 million of cash and cash equivalents as of June 30, 2006. All of this cash is located at various foreign subsidiaries and will be used for working capital purposes. Cash receipts in the United States are applied against the Company’s revolving credit facility.

          Operating Cash Flows

          During the first six months of 2006, the Company generated cash from operating activities of $31.3 million compared to $5.7 million in the first six months of 2005. The increase in cash flows from operating activities was driven primarily by increased sales activity.

          Receivables

          The Company recognizes revenues on machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of June 30, 2006, the Company had $154.4 million of receivables compared to $155.5 million of receivables at December 31, 2005. Receivables at June 30, 2006 and December 31, 2005 included $53.7 million and $68.2 million, respectively, of revenues from long-term contracts which were not billable at these dates.

          Liabilities to Customers on Uncompleted Contracts and Warranties

          Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

          Financing Cash Flows

          On May 27, 2005, the Company entered into a credit agreement with GMAC Commercial Finance LLC as lead lender. The credit agreement provides for a five year $120.0 million revolving credit facility that may, at the Company’s request and with the lender’s approval, be increased to $150.0 million. Interest on borrowed amounts is subject to quarterly adjustments to prime or LIBOR rates as defined in the credit agreement. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At June 30, 2006, the Company had $54.9 million of borrowings under its revolving credit facility at a weighted average interest rate of 7.4%. The amount available for borrowings under the revolving credit facility at June 30, 2006 was $24.4 million.

          The credit agreement contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company’s ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company’s domestic assets and the receivables and inventory of the Company’s Canadian subsidiary are pledged as collateral under the revolving credit facility. In addition, the outstanding capital stock of the Company’s domestic subsidiaries as well as the majority of the capital stock of the Company’s foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain financial covenants, including a leverage ratio (as defined). The Company was in compliance with all applicable covenants as of June 30, 2006.

          Registration of Securities

          On June 30, 2006, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission, which will allow the Company to issue and sell, from time to time in one or more offerings, an indeterminate amount of the Company’s debt securities, common stock, preferred stock or warrants as the Company deems prudent or necessary to raise capital at a later date. The shelf registration statement became effective immediately upon filing.

          Critical Accounting Policies and Estimates

          See Critical Accounting Policies and Estimates discussed in the Management’s Discussion and Analysis section of the Company’s 2005 Annual Report to Shareholders. There have been no material changes to these policies.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

          The Company’s interest rate exposure relates primarily to floating rate debt obligations in the United States. The Company manages its borrowings under its credit agreement through the selection of LIBOR-based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date.

          At June 30, 2006, a sensitivity analysis was performed for the Company’s floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company’s weighted average interest rate at June 30, 2006 would have the effect of changing the Company’s interest expense on an annual basis by approximately $.4 million.

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

          Based on the Company’s derivative instruments outstanding at June 30, 2006, a 10% change in foreign currency exchange rates would not have a material effect on the Company’s financial position, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 4 - CONTROLS AND PROCEDURES

          As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

          There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s annual meeting of shareholders on May 3, 2006, the two continuing directors who were management’s nominees for re-election were elected to the Company’s Board of Directors for terms expiring at the 2009 annual meeting of shareholders. The directors were re-elected with the following votes:

Director’s Name	For	Withheld

Robert L. Purdum	7,864,944	11,909,805
Timothy W. Sullivan	17,474,153	2,300,596

Edward G. Nelson, Theodore C. Rogers and Robert C. Scharp continue as directors whose terms expire in 2007 and Ronald A. Crutcher, Robert W. Korthals and Gene E. Little continue as directors whose terms expire in 2008. On July 20, 2006, Paul W. Jones was appointed by the Board of Directors to fill a vacant term expiring in 2009.

At the meeting, shareholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 41,000,000 to 75,000,000 shares by the following vote:

For	15,880,469
Against	2,800,682
Abstained	3,295
Non Vote	1,090,303

Shareholders also approved an amendment to the Company’s 2004 Equity Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance under the Plan from 1,000,000 to 2,000,000 shares of Class A common stock by the following vote:

For	13,373,356
Against	5,306,459
Abstained	4,631
Non Vote	1,090,303

Shareholders also ratified the selection of Deloitte & Touche LLP to serve as independent registered public accountants of the Company for fiscal 2006 by the following vote:

For	17,490,603
Against	2,283,760
Abstained	386

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

Date August 8, 2006	/s/ Timothy W. Sullivan

Timothy W. Sullivan
President and Chief Executive Officer

Date August 8, 2006	/s/ Craig R. Mackus

Craig R. Mackus
Chief Financial Officer and Secretary

BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1