Form 10-Q
period 2006-09-30
BUCYRUS INTERNATIONAL INC
filed 2006-11-09
CIK 740761

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           (Mark One)

         |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                          Outstanding November 3, 2006
     ------------------------------------           ----------------------------

     Class A Common Stock, $.01 par value                     31,498,508

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION:

         Item 1 -Financial Statements (Unaudited)

            Consolidated Condensed Statements of Earnings -
            Quarters and nine months ended September 30, 2006 and 2005                  4

            Consolidated Condensed Statements of
            Comprehensive Income - Quarters and nine
            months ended September 30, 2006 and 2005                                    5

            Consolidated Condensed Balance Sheets -
            September 30, 2006 and December 31, 2005                                  6-7

            Consolidated Condensed Statements of Cash Flows -
            Nine months ended September 30, 2006 and 2005                             8-9

            Notes to Consolidated Condensed Financial
            Statements                                                              10-16

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     17-26

         Item 3 - Quantitative and Qualitative Disclosures
                  About Market Risk                                                    27

         Item 4 - Controls and Procedures                                              28

         Forward-Looking Statements                                                    29

PART II. OTHER INFORMATION:

         Item 1 - Legal Proceedings                                                    30

         Item 1A - Risk Fac tors                                                       30

         Item 2 - Unregistered Sales of Equity Securities
                  and Use of Proceeds                                                  30

         Item 3 - Defaults Upon Senior Securities                                      30

         Item 4 - Submission of Matters to a Vote of
                  Security Holders                                                     30

         Item 5 - Other Information                                                    30

         Item 6 - Exhibits                                                             30

         Signature Page                                                                31

                                     PART I
                             FINANCIAL INFORMATION

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                         ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                   Quarter Ended September 30,      Nine Months Ended September 30,
                                  ----------------------------      --------------------------------
                                      2006             2005            2006                  2005
                                  -----------      -----------      -----------          -----------
Sales                             $   184,980      $   157,358      $   532,437          $   402,916
Cost of products sold                 137,086          120,930          396,736              306,468
                                  -----------      -----------      -----------          -----------

  Gross profit                         47,894           36,428          135,701               96,448

Selling, general and
 administrative expenses               18,728           13,931           52,266               38,377
Research and development
 expenses                               2,182            1,583            7,155                4,393
Amortization of intangible
 assets                                   446              449            1,347                1,352
                                  -----------      -----------      -----------          -----------
  Operating earnings                   26,538           20,465           74,933               52,326

Interest expense                          804            1,278            2,050                3,640
Other expense - net                        83              123              202                  238
                                  -----------      -----------      -----------          -----------

Earnings before income taxes           25,651           19,064           72,681               48,448
Income tax expense                      8,931            6,287           19,881               16,322
                                  -----------      -----------      -----------          -----------
Net earnings                      $    16,720      $    12,777      $    52,800          $    32,126
                                  ===========      ===========      ===========          ===========

Net earnings per share data:
 Basic:
  Net earnings per share          $       .53      $       .42      $      1.69          $      1.06
  Weighted average shares          31,289,478       30,651,359       31,255,652           30,400,182

 Diluted:
  Net earnings per share          $       .53      $       .41      $      1.67          $      1.03
  Weighted average shares          31,498,745       31,278,852       31,547,086           31,233,156

            See notes to consolidated condensed financial statements.

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONSOLIDATED CONDENSED STATEMENTS OF
                        COMPREHENSIVE INCOME (Unaudited)
                             (Dollars in Thousands)

                                  Quarter Ended September 30,      Nine Months Ended September 30,
                                  ---------------------------      -------------------------------
                                     2006             2005            2006                 2005
                                  ----------       ----------      ----------           ----------
Net earnings                      $   16,720       $   12,777      $   52,800           $   32,126
Other comprehensive
  income (loss)-
    Foreign currency
     translation adjustments            (222)           3,632          (1,155)                 640
                                  ----------       ----------      ----------           ----------

Comprehensive income              $   16,498       $   16,409      $   51,645           $   32,766
                                  ==========       ==========      ==========           ==========

            See notes to consolidated condensed financial statements

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                          ITEM 1 - FINANCIAL STATEMENTS
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)

                                                  September 30,    December 31,
                                                      2006             2005
                                                  -------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $  12,787       $  12,451
  Receivables - net                                   163,259         155,547
  Inventories                                         173,292         133,476
  Deferred income taxes                                16,612          18,363
  Prepaid expenses and other                            7,257           6,982
                                                    ---------       ---------
  Total Current Assets                                373,207         326,819
                                                    ---------       ---------

OTHER ASSETS:
  Goodwill                                             47,306          47,306
  Intangible assets - net                              33,149          34,565
  Deferred income taxes                                13,323          10,355
  Other assets                                          8,302           8,767
                                                    ---------       ---------
  Total Other Assets                                  102,080         100,993
                                                    ---------       ---------

PROPERTY, PLANT AND EQUIPMENT:
  Cost                                                184,344         140,938
  Less accumulated depreciation                       (82,409)        (76,783)
                                                    ---------       ---------
  Total Property, Plant and Equipment                 101,935          64,155
                                                    ---------       ---------
  TOTAL ASSETS                                      $ 577,222       $ 491,967
                                                    =========       =========

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                          ITEM 1 - FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)
                (Dollars in Thousands, Except Per Share Amounts)

                                                   September 30,    December 31,
                                                        2006           2005
                                                   -------------    ------------
LIABILITIES AND COMMON
  SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                   $  71,453       $  65,873
  Accrued expenses                                      47,337          40,874
  Liabilities to customers on uncompleted
    contracts and warranties                            29,933          35,239
  Income taxes                                           8,949          11,943
  Current maturities of long-term debt and
    other short-term obligations                         1,891           1,339
                                                     ---------       ---------
  Total Current Liabilities                            159,563         155,268
                                                     ---------       ---------

LONG-TERM LIABILITIES:
  Postretirement benefits                               14,895          14,257
  Pension and other                                     34,171          34,567
                                                     ---------       ---------
  Total Long-Term Liabilities                           49,066          48,824
                                                     ---------       ---------
LONG-TERM DEBT, less current
  maturities                                            92,549          66,975
                                                     ---------       ---------
COMMON SHAREHOLDERS'
  INVESTMENT:
    Common stock - par value $.01
    per share, authorized 75,000,000
    shares, issued 31,606,731 shares
    and 30,991,820 shares, respectively                    316             310
  Additional paid-in capital                           305,461         298,079
  Unearned stock compensation                               --            (466)
  Treasury stock - 108,600 shares, at cost                (851)           (851)
  Accumulated deficit                                   (2,518)        (50,963)
  Accumulated other comprehensive loss                 (26,364)        (25,209)
                                                     ---------       ---------
Total Common Shareholders' Investment                  276,044         220,900
                                                     ---------       ---------
TOTAL LIABILITIES AND COMMON
  SHAREHOLDERS' INVESTMENT                           $ 577,222       $ 491,967
                                                     =========       =========

            See notes to consolidated condensed financial statements.

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                          ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     2006              2005
                                                                 -----------       -----------
Net Cash Provided By Operating Activities                        $    18,655       $    13,419
                                                                 -----------       -----------

Cash Flows From Investing Activities
Purchases of property, plant and equipment                           (47,458)          (13,552)
Net proceeds from disposal of property, plant and equipment              613               263
Other                                                                    (93)              (74)
                                                                 -----------       -----------
Net cash used in investing activities                                (46,938)          (13,363)
                                                                 -----------       -----------

Cash Flows From Financing Activities                                  25,518            84,675
Net borrowings from revolving credit facility                             --           (98,750)
Repayment of senior secured term loan
Net increase in long-term debt and other
  bank borrowings                                                        609               843
Receipt of government grants for facilities expansion                  2,000                --
Payment of financing expenses                                           (240)             (589)
Proceeds from issuance of common stock                                   756             3,884
Tax benefit from exercise of stock options                             4,353                --
Dividends paid                                                        (4,327)           (3,489)
                                                                 -----------       -----------
Net cash provided by (used in) financing activities                   28,669           (13,426)
                                                                 -----------       -----------
Effect of exchange rate changes on cash                                  (50)               23
                                                                 -----------       -----------
Net increase (decrease) in cash and cash equivalents                     336           (13,347)
Cash and cash equivalents at beginning of period                      12,451            20,617
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $    12,787       $     7,270
                                                                 ===========       ===========

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                          ITEM 1 - FINANCIAL STATEMENTS
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)(continued)
                             (Dollars in Thousands)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                       2006            2005
                                                                   ----------      ----------
Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
  Interest                                                         $    2,468      $    3,910
  Income taxes - net of refunds                                        18,789           9,086

Supplemental Disclosure of Noncash Investing Activity

Capital expenditures related to expansion program included in
  accounts payable                                                 $      351      $       --

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

2. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company's 2005 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

3.    Inventories consist of the following:

                                          September 30,   December 31,
                                              2006            2005
                                          -------------   ------------
                                             (Dollars in Thousands)

      Raw materials and parts              $   46,670      $   36,526
      Work in process                          31,923          12,896
      Finished products
        (primarily replacement parts)          94,699          84,054
                                           ----------      ----------
                                           $  173,292      $  133,476
                                           ==========      ==========

4. On March 8, 2006, the Company's Board of Directors authorized a three-for-two split of the Company's Class A common stock. The stock split was paid on March 29, 2006 to Company shareholders of record on March 20, 2006. The Company's Class A common stock began trading on a split-adjusted basis on March 30, 2006. All references in the accompanying consolidated condensed financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split.

5. The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and nine months ended September 30, 2006 and 2005:

                                                       Quarters Ended                 Nine Months Ended
                                                        September 30,                    September 30,
                                               ----------------------------      ----------------------------
                                                   2006             2005             2006             2005
                                               -----------      -----------      -----------      -----------
                                                      (Dollars in Thousands, Except Per Share Amounts)
      Net earnings                             $    16,720      $    12,777      $    52,800      $    32,126
                                               ===========      ===========      ===========      ===========
      Weighted average shares outstanding       31,289,478       30,651,359       31,255,652       30,400,182
                                               ===========      ===========      ===========      ===========
          Basic net earnings per share         $       .53      $       .42      $      1.69      $      1.06
                                               ===========      ===========      ===========      ===========

      Weighted average shares outstanding       31,289,478       30,651,359       31,255,652       30,400,182

      Effect of dilutive stock options,
        nonvested shares, stock
        appreciation rights and
        performance shares                         209,267          627,493          291,434          832,974
                                               -----------      -----------      -----------      -----------
      Weighted average shares
        outstanding - diluted                   31,498,745       31,278,852       31,547,086       31,233,156
                                               ===========      ===========      ===========      ===========
          Diluted net earnings per share       $       .53      $       .41      $      1.67      $      1.03
                                               ===========      ===========      ===========      ===========

6. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), on January 1, 2006 using the modified prospective application method. Adoption of SFAS 123R did not have a material effect on the Company's financial statements. Previously, the Company accounted for stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). For the quarter and nine months ended September 30, 2005, there would have been no effect on net earnings and net earnings per share if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in those periods. Total stock compensation expense recognized was $1.1 million and $2.8 million for the quarter and nine months ended September 30, 2006, respectively, and $45,000 and $135,000 for the quarter and nine months ended September 30, 2005.

      SFAS 123R required a classification change in the statement of cash flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than as an operating cash flow as previously reported. The $4.4 million excess tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 would have been classified as an operating cash inflow prior to the adoption of SFAS 123R. SFAS 123R also required any remaining debit in common shareholders' investment related to unearned stock compensation be reclassified to the appropriate equity accounts.

      At September 30, 2006,  there were 207,600  nonvested  shares  outstanding
      which  were   issued  to  certain   employees   pursuant  to  the  Bucyrus
      International,  Inc.  2004 Equity  Incentive  Plan,  (the "2004

      Incentive Plan"). Of this amount, 179,100 shares cliff vest on December 31, 2009. However, if certain defined financial goals are attained each year, 25% of the shares vest in that year. The remaining 28,500 shares cliff vest in September 2008. During the third quarter of 2006, no nonvested shares were issued and 19,350 nonvested shares issued earlier in 2006 were forfeited. The weighted-average grant date fair value of the nonvested shares outstanding as of September 30, 2006 was $40.19. At September 30, 2006, there was $7.0 million of unrecognized compensation cost related to the nonvested shares. This cost is expected to be recognized on a straight-line basis over a weighted-average period of 3.1 years.

      At September 30, 2006, a total of 358,200 stock appreciation rights were outstanding pursuant to the 2004 Incentive Plan. The weighted-average grant date fair value of these rights was $21.52 per right. The rights vest over four years and can be settled in shares only. At September 30, 2006, there was $6.7 million of unrecognized compensation cost related to the rights, which is expected to be recognized on a straight-line basis over a period of 3.25 years. During the third quarter of 2006, no stock appreciation rights were issued and 38,700 rights issued earlier in 2006 were forfeited.

      At September 30, 2006, a total of 47,137 performance shares of the Company's Class A common stock have been designated for issuance under the 2004 Incentive Plan to certain employees if specific performance levels are attained by the Company. The weighted-average grant date fair value of these shares was $43.27 per share. Any performance shares credited to employees will cliff vest on December 31, 2009. At September 30, 2006, there was $1.8 million of unrecognized compensation cost related to the performance shares, which is expected to be recognized on a straight-line basis over a period of 3.25 years. During the third quarter of 2006, no additional performance shares were designated for issuance and a total of 4,838 performance shares previously designated for issuance earlier in 2006 were forfeited.

      No options to purchase Company shares were granted or exercised during the third quarter of 2006. At September 30, 2006, options were outstanding to purchase 9,600 shares of the Company's Class A common stock at a weighted average exercise price of $8.33 per share.

7.    Intangible assets consist of the following:

                                             September 30, 2006             December 31, 2005
                                          ------------------------      -------------------------
                                            Gross                        Gross
                                          Carrying    Accumulated       Carrying      Accumulated
                                           Amount     Amortization       Amount      Amortization
                                           ------     ------------       ------      ------------
                                                         (Dollars in Thousands)
      Amortized intangible assets:
        Engineering drawings              $ 25,500       $(11,500)      $ 25,500       $(10,543)
        Bill of material listings            2,856         (1,288)         2,856         (1,181)
        Software                             2,288         (2,064)         2,288         (1,892)
                                               629           (345)           773           (309)
                                          --------       --------       --------       --------
        Other                             $ 31,273       $(15,197)      $ 31,417       $(13,925)
                                          ========       ========       ========       ========
      Unamortized intangible assets:
        Trademarks/Trade names            $ 12,436                      $ 12,436
        Intangible pension asset             4,637                         4,637
                                          --------                      --------
                                          $ 17,073                      $ 17,073
                                          ========                      ========

      The estimated future amortization expense of intangible assets as of September 30, 2006 is as follows:

                                            (Dollars in Thousands)

            2006 (remaining three months)            $   443
            2007                                       1,711
            2008                                       1,543
            2009                                       1,418
            2010                                       1,418
            2011                                       1,418
                                                       8,125
                                                     -------
            Future                                   $16,076
                                                     =======

8.    The  following  summarizes  the  Company's  environmental,   warranty  and
      litigation matters.

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

      Product Warranty

      The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the nine months ended September 30, 2006 and 2005:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                            2006               2005
                                         -----------       -----------
                                             (Dollars in Thousands)

            Balance at January 1         $     5,977       $     5,452
            Provision                          2,939             2,137
            Claims incurred                   (3,061)           (1,219)
                                         -----------       -----------
            Balance at September 30      $     5,855       $     6,370
                                         ===========       ===========

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

      Asbestos Liability

      The Company has been named as a co-defendant in approximately 305 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 585 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

      Other Litigation

      A wholly owned subsidiary of the Company is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of a Company subsidiary tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third-party action against the Company's subsidiary. The Company's insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. At this time discovery is ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any. Therefore, the Company has not recorded any liability with respect to this litigation.

      A wholly owned Australian subsidiary of the Company is a defendant in a lawsuit in Queensland, Australia relating to a contractual claim in which the plaintiff, pursuant to a contract with the Company's subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserted various contractual claims related to breach of contract damages and other remedies related to its claim that it was owed amounts for services rendered under the contract. This claim has been settled by the parties, pending finalization of dismissal of the legal proceedings, for AUS $2.7 million (US $2.1 million) plus legal costs, which have not yet been assessed. Based on the claim amount and estimated legal costs, the Company has established a reserve for its estimate of the resolution of this matter.

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

                                                              Minimum         Accumulated
                                            Cumulative        Pension            Other
                                            Translation      Liability       Comprehensive
                                            Adjustments     Adjustments          Loss
                                            -----------     -----------      -------------
                                                      (Dollars in Thousands)
      Balance at December 31, 2005          $   (5,896)      $  (19,313)      $  (25,209)

      Changes - Nine months ended
        September 30, 2006                      (1,155)              --           (1,155)
                                            ----------       ----------       ----------
      Balance at September 30, 2006         $   (7,051)      $  (19,313)      $  (26,364)
                                            ==========       ==========       ==========

10. The Company has several pension and retirement plans covering substantially all of its employees in the United States. The Company also provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees.

      The components of net periodic pension cost consisted of the following:

                                                     Quarter Ended             Nine Months Ended
                                                     September 30,               September 30,
                                                 ---------------------       ---------------------
                                                   2006          2005          2006          2005
                                                 -------       -------       -------       -------
                                                              (Dollars in Thousands)
      Service cost                               $   549       $   506       $ 1,781       $ 1,610
      Interest cost                                1,311         1,350         3,915         3,970
      Expected return on plan assets              (1,222)       (1,675)       (3,890)       (3,907)
      Amortization of prior service cost             108           235           336           339
      Amortization of actuarial loss                 221           377         1,267         1,181
                                                 -------       -------       -------       -------
      Net cost                                   $   967       $   793       $ 3,409       $ 3,193
                                                 =======       =======       =======       =======

      The components of other net periodic postretirement benefits cost (health care and life insurance) consisted of the following:

                                                   Quarter Ended            Nine Months Ended
                                                   September 30,              September 30,
                                              ---------------------       ---------------------
                                                2006          2005          2006          2005
                                              -------       -------       -------       -------
                                                            (Dollars in Thousands)
      Service cost                            $   291       $   276       $   765       $   696
      Interest cost                               190           180           736           802
      Amortization of prior service cost          (62)          (67)         (188)         (187)
      Amortization of actuarial loss              (28)           52           130           234
                                              -------       -------       -------       -------

      Net cost                                $   391       $   441       $ 1,443       $ 1,545
                                              =======       =======       =======       =======

      During the first nine months of 2006, the Company contributed approximately $7.1 million to its pension plans and $.9 million for the payment of benefits from its postretirement benefit plan. The Company presently anticipates contributing an additional $2.5 million to its pension plans and $.3 million for the payment of benefits from its postretirement benefit plan during the remainder of 2006.

11. In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company's 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The Company is required to adopt the provisions of SFAS No. 158 as of December 31, 2006. The Company has not yet determined the full impact implementation of SFAS No. 158 will have on its financial position or results of operations; however, based on data for its defined benefit pension and other postretirement plans as of December 31, 2005, the impact of adopting SFAS No. 158 would be a decrease in intangible assets of approximately $4.6 million, an increase in postretirement liabilities of approximately $4.2 million and a net of tax decrease in common shareholders' investment of approximately $6.0 million.

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Business

      The Company designs, manufactures and markets large excavation machinery used for surface mining, and provides comprehensive aftermarket services, supplying replacement parts and offering maintenance and repair contracts and services for these machines. The Company manufactures its original equipment ("OEM") products and the majority of aftermarket parts at its facility in South Milwaukee, Wisconsin. The Company's principal OEM products are draglines, electric mining shovels and rotary blasthole drills, which are used primarily by customers who mine copper, coal, oil sands and iron ore throughout the world. In addition, the Company provides aftermarket services in mining centers throughout the world, including Argentina, Australia, Brazil, Canada, Chile, China, India, Peru, South Africa and the United States. The largest markets for mining equipment have historically been in Australia, Canada, South Africa, South America and the United States. In the future, Brazil, Canada, China and India are expected to be increasingly important markets.

      The  market  for  OEM  machines  is  closely   correlated   with  customer
expectations of sustained strength in prices of surface mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2003 and 2004, market prices for copper, coal, iron ore and oil increased and continued to be strong in 2005 and the first nine months of 2006, although prices have recently moderated or declined slightly. Factors that could support sustained demand for these key commodities during the remainder of 2006 and future years include continued economic growth in China, India and the developing world, and renewed economic strength in industrialized countries. Inquiries for machines in all three of the Company's product lines remain at a high level despite the recent moderation in commodity prices. The interest in the Company's machines continues to be strong in the oil sands of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong.

      The Company's aftermarket parts and service operations, which have accounted for approximately 70% of sales over the past ten years, tend to be more consistent than OEM machine sales. Recent pronounced strength in commodity markets has positively affected aftermarket sales, although total aftermarket sales remain at approximately 70% of sales. Based on current sales and quoting activity, the Company anticipates that aftermarket sales will be approximately 65% of sales in 2006 and approximately 60% of sales in 2007. The Company's complex machines are typically kept in continuous operation from 15 to 40 years, requiring regular maintenance and repair throughout their productive lives. The size of the Company's installed base of surface mining equipment and its ability to provide on-time delivery of reliable parts and prompt service are important drivers of aftermarket sales. Aftermarket orders and inquiries continue to increase as the existing installed fleet of machines operates at very high utilization levels due to the current demand and increased prices of commodities.

      The Company continues to forecast increased sales activity for both aftermarket parts sales and OEM machine sales relative to prior periods. The Company anticipates that the current commodity demand will continue for at least the next three to five years. Recent strong order volume has caused the Company to hire new employees and additional hiring is expected. As sustained order strength continues, the Company is taking steps to increase its manufacturing capacity. In early 2005, the Company entered into an agreement to lease a facility, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space, to be used for expansion of the Company's welding operations. On July 20, 2006, the Company announced that it will undertake the third phase of its multi-phase expansion program at its South Milwaukee facility. The first phase of the expansion provides 110,000 square feet of new space for welding and machining of large electric mining shovel components and was substantially complete at the end of the third quarter of 2006.

      The second phase of the expansion program, announced on February 16, 2006, will expand the Company's new facility north of Rawson Avenue to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction is expected to be completed in mid-2007 and is currently ahead of the original schedule. The aggregate cost of phase one and two of the expansion program is expected to be approximately $54 million.

      The third phase of the expansion program was approved in support of the Company's ongoing efforts to meet the continued growth of demand for its machines and their components. Phase three will include the renovation of manufacturing buildings and offices at the Company's existing facilities south of Rawson Avenue in South Milwaukee. Its focus is on modernizing its facilities and improving manufacturing and administrative efficiencies and includes renovation as well as expansion of existing buildings and the addition of new machine tools. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during the renovation and construction processes. Phase three construction is scheduled to be completed by the first quarter of 2008 and is expected to cost approximately $58 million.

      A substantial portion of the Company's sales and operating earnings is attributable to operations located outside the United States. The Company generally sells its OEM machines, including those sold directly to foreign customers, and most of its aftermarket parts in United States dollars. A portion of the Company's aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, Chile, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency which is naturally hedged by the Company's payment of local labor in local currency. In the aggregate, approximately 75% of the Company's 2005 sales were priced in United States dollars.

      Over the past three years, the Company increased gross profits by improving manufacturing overhead variances, achieving productivity gains and growing the Company's aftermarket parts and services business. To date, increasing costs of steel and other raw materials have not had a significant impact on the Company's gross profit due to the higher selling prices of its products.

      Following is a discussion of key measures which contributed to the Company's operating results.

Key Measures

      On-Time Delivery and Lead Times

      Due to the high fixed cost structure of the Company's customers, it is critical that they avoid equipment downtime. On-time delivery and reduced lead time of aftermarket parts and services allow customers to reduce downtime and are therefore key measures of customer service, and the Company believes they are fundamental drivers of aftermarket customer demand. The Company's on-time delivery percentage in the aftermarket, based on achieved promised delivery dates to customers, was 87% for the first nine months of 2006 and 93% for the year 2005. Lead times for deliveries of aftermarket parts have increased in the first nine months of 2006 as compared to the year 2005. Lead times are expected to continue to increase due to the increase in sales volume and capacity constraints. The Company is in the process of implementing programs and identifying subcontract opportunities to improve on-time deliveries and lead times.

      Productivity

      Sales per full time equivalent employee is a measure of the Company's operational efficiency. Sales per full time equivalent employee were $.3 million for the first nine months of 2006 and 2005. The Company has experienced productivity increases in recent years, primarily due to the application of worldwide sales and inventory ERP systems and personnel upgrades.

      Warranty Claims

      Product quality is another key driver of customer satisfaction and, as a result, sales. Management uses actual warranty claims incurred as a percentage of total sales as one objective benchmark to evaluate product quality. During the first nine months of 2006 and the year 2005, actual warranty claims incurred as a percentage of total sales were less than 1%.

      Backlog

      A strong backlog is a tool which allows more accurate sales forecast and production planning. Due to the high cost of some OEM products, backlog is subject to volatility, particularly over relatively short periods. A portion of the Company's backlog is related to multi-year contracts that will generate revenue in future years. The following table shows backlog at September 30, 2006 and December 31, 2005, as well as the portion of backlog which is or was expected to be recognized as sales within twelve months of these dates:

                                         September 30,     December 31,
                                             2006              2005
                                         -------------     ------------
                                              (Dollars in Thousands)

                   Next 12 months          $504,269          $413,131
                   Total                    755,460           658,612

      The increase in the Company's backlog at September 30, 2006 was primarily due to an increase in new machine orders, which totaled $120.5 million and $299.8 million for the quarter and nine months ended September 30, 2006. New machine orders in the third quarter of 2006 included an 8750AC walking dragline in Australia. Inquiries for machines in all three of the Company's product lines remain at a high level.

      Inventory

      Inventory is one of the Company's significant assets. As of September 30, 2006, the Company had $173.3 million in inventory. Inventory levels have increased in support of the Company's increased sales volume. Inventory turned at a rate of approximately 3.5 times as of September 30, 2006 compared with 3.1 for the year 2005. Inventory turns is calculated based on cost of sales and the average inventory balance during the prior twelve months. The Company believes that it has appropriately recorded at the lower of cost or market any slow moving or obsolete inventory in its financial statements. The factors that could reduce the carrying value of the Company's inventory include reduced demand for aftermarket parts due to decreased sales volumes attributable to new or improved technology or customers discontinuing the use of the Company's older model machines, which could render inventory obsolete or excess. The Company has recorded normal inventory obsolescence provisions in the ordinary course of business and does not currently anticipate recording any significant inventory impairments.

Results of Operations

      Quarter and Nine Months Ended September 30, 2006 Compared to Quarter and Nine Months Ended September 30, 2005

      Sales

      Sales for the quarter and nine months ended September 30, 2006 were $185.0 million and $532.4 million, respectively, compared with $157.4 million and $402.9 million for the quarter and nine months ended September 30, 2005, respectively. Sales of aftermarket parts and services for the third quarter of 2006 were $110.5 million, a decrease of 2.1% from $112.9 million for the third quarter of 2005. Sales of aftermarket parts and services for the nine months ended September 30, 2006 were $350.7 million, an increase of 27.2% from $275.7 million for the nine months ended September 30, 2005. The decrease in aftermarket sales for the third quarter of 2006 when compared to the third quarter of 2005 was primarily due to the timing of orders related to machine moves and refurbishments. On a year-to-date basis, aftermarket sales increased in both the United States and international markets, which increase reflects the Company's continuing initiatives and strategies to capture additional market share. Aftermarket sales remain strong as the existing installed fleet of Company machines around the world operates at very high utilization levels due to the current demand and increased prices for commodities that are surface mined by the Company's machines. Machine sales for the third quarter of 2006 were $74.5 million, an increase of 67.3% from $44.5 million for the third quarter of 2005. Machine sales for the nine months ended September 30, 2006 were $181.7 million, an increase of 42.9% from $127.2 million for the nine months ended September 30, 2005. The increase in new machine sales was due to sustained demand for commodities that are surface mined by the Company's machines as a result of continued economic growth in the developing world and renewed economic strength in industrialized countries.

      Gross Profit

      Gross profit for the third quarter of 2006 was $47.9 million or 25.9% of sales compared with $36.4 million or 23.1% of sales for the third quarter of 2005. Gross profit for the nine months ended September 30, 2006 was $135.7 million or 25.5% of sales compared with $96.4 million or 23.9% of sales for the nine months ended September 30, 2005. The increase in gross profit was primarily due to increased aftermarket and machine sales. To date, increasing prices of steel and other raw materials have not had a significant impact on the Company's gross profit due to higher selling prices of its products. The mix of machine and aftermarket sales impacts the Company's total gross profit percentage as new machine sales have lower gross profit percentages than aftermarket sales. New machine sales were 40% of total sales for the third quarter of 2006 compared to 28% for the third quarter of 2005 and were 34% of total sales for the first nine months of 2006 compared to 32% for the first nine months of 2005. Gross profit for the quarter and nine months ended September 30, 2006 was reduced by $.3 million and $.7 million, respectively, of training costs related to the Company's new manufacturing facility in Milwaukee. These training costs for the quarter and nine months ended September 30, 2005 were $.4 million and $1.1 million, respectively. Gross profit for the nine months ended September 30, 2006 and 2005 was reduced in each period by $4.0 million of additional depreciation expense as a result of the purchase price allocation to plant and equipment in connection with acquisitions involving the Company.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the quarter ended September 30, 2006 were $18.7 million or 10.1% of sales compared with $13.9 million or 8.9% of sales for the quarter ended September 30, 2005. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $52.3 million or 9.8% of sales compared with $38.4 million or 9.5% of sales for the nine months ended September 30, 2005. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2006 included $1.1 million and $2.8 million, respectively, related to non-cash stock-based employee compensation compared to $45,000 and $135,000 for the quarter and nine months ended September 30, 2005. In 2006, the Company increased selling and administrative expenses as a result of the hiring of additional employees to support the current year and projected sales growth. The Company expects continued increases in selling and administrative expenses due to increased sales volumes, but expects these expenses to remain at 10% or less of sales. Foreign currency transaction losses for the quarter and nine months ended September 30, 2006 were $.5 million and $1.0 million, respectively, compared with a loss of $.1 million and a gain of $1.2 million for the quarter and nine months ended September 30, 2005, respectively.

      Research and Development Expenses

      Research and development expenses for the quarter and nine months ended September 30, 2006 were $2.2 million and $7.2 million, respectively, compared with $1.6 million and $4.4 million for the quarter and nine months ended September 30, 2005, respectively. The increase in 2006 was due to the continuing development of electrical and machine upgrade systems.

      Operating Earnings

      Operating earnings for the third quarter of 2006 were $26.5 million or 14.3% of sales, compared with $20.5 million or 13.0% of sales for the third quarter of 2005. Operating earnings for the nine months ended September 30, 2006 were $74.9 million or 14.1% of sales, compared with $52.3 million or 13.0% of sales for the nine months ended September 30, 2005. Operating earnings for the quarter and nine months ended September 30, 2006 increased from 2005 due to increased gross profit resulting from an increased sales volume.

      Interest Expense

      Interest expense for the quarter and nine months ended September 30, 2006 was $.8 million and $2.1 million, respectively, compared with $1.3 million and $3.6 million for the quarter and nine months ended September 30, 2005, respectively. The Company capitalized $.5 million and $.7 million of interest during the quarter and nine months ended September 30, 2006, respectively, as a part of the cost of the Company's expansion program. The remaining decrease in interest expense for the nine months ended September 30, 2006 was primarily due to reduced average borrowings.

      Income Taxes

      Income tax expense for the quarter and nine months ended September 30, 2006 was $8.9 million and $19.9 million, respectively, compared with $6.3 million and $16.3 million for the quarter and nine months ended September 30, 2005, respectively. U.S. and foreign taxes are calculated at applicable statutory rates. Income tax expense for the nine months ended September 30, 2006 was reduced by a net income tax benefit of approximately $3.7 million recorded in the second quarter of 2006 related to foreign tax credits. The foreign tax credits resulted from the completion of the Company's evaluation of its potential to claim additional foreign tax credits generated in previous tax periods. The lower effective tax rate in 2006 was also due to the mix of domestic and foreign earnings. At September 30, 2006, the Company had available approximately $10.7 million of federal net operating loss carryforwards compared to $14.3 million at December 31, 2005. The carryforwards are useable at the rate of $3.6 million per year.

Foreign Currency Fluctuations

      The following table summarizes the approximate effect of changes in foreign currency exchange rates on the Company's sales, gross profit and operating earnings for the quarter and nine months ended September 30, 2006 and 2005, in each case compared to the same quarter in the prior year:

                                                      Quarter Ended          Nine Months Ended
                                                      September 30,            September 30,
                                                   -------------------      ------------------
                                                    2006         2005        2006        2005
                                                   ------       ------      ------      ------
                                                             (Dollars in Thousands)
      Increase (decrease) in sales                 $ (948)      $2,355      $   89      $6,158
      Increase (decrease) in
        gross profit                                  (73)         382         250       1,217
      Increase in operating earnings                  163          352         299         760

EBITDA

      Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the quarter and nine months ended September 30, 2006 was $30.2 million and $85.8 million, respectively, compared with $23.9 million and $62.4 million for the quarter and nine months ended September 30, 2005, respectively. EBITDA is presented (i) because the Company uses EBITDA to measure its liquidity and financial performance and (ii) because the Company believes EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under accounting principles generally accepted in the United States of America ("GAAP") as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by (Used in) Operating Activities as shown in the Consolidated Condensed Statements of Cash
Flows:

                                                              Quarter Ended               Nine Months Ended
                                                               September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           2006           2005           2006           2005
                                                           ----           ----           ----           ----
                                                                        (Dollars in Thousands)
Net earnings                                             $ 16,720       $ 12,777       $ 52,800       $ 32,126
Interest income                                              (174)          (121)          (415)          (479)
Interest expense                                              804          1,278          2,050          3,640
Income taxes                                                8,931          6,287         19,881         16,322
Depreciation                                                3,166          2,971          9,406          8,755
Amortization (1)                                              704            705          2,115          2,084
                                                         --------       --------       --------       --------
EBITDA (2)                                                 30,151         23,897         85,837         62,448
Changes in assets and liabilities                         (34,275)        (8,750)       (48,509)       (29,772)
Non-cash stock compensation expense                         1,063             45          2,807            135
(Gain) loss on sale of fixed assets                           (19)           (62)            36             91
Interest income                                               174            121            415            479
Interest expense                                             (804)        (1,278)        (2,050)        (3,640)
Income tax expense                                         (8,931)        (6,287)       (19,881)       (16,322)
                                                         --------       --------       --------       --------
Net cash provided by (used in) operating activities      $(12,641)      $  7,686       $ 18,655       $ 13,419
                                                         ========       ========       ========       ========
Net cash used in investing activities                    $(20,749)      $ (5,374)      $(46,938)      $(13,363)
                                                         ========       ========       ========       ========
Net cash provided by (used in) financing activities      $ 35,992       $ (2,029)      $ 28,669       $(13,426)
                                                         ========       ========       ========       ========

(1)   Includes amortization of intangible assets and debt issuance costs.

(2) EBITDA is reduced by severance expense for the quarters ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 of $571,000, $251,000, $1,312,000 and $324,000, respectively.

Liquidity and Capital Resources

      Stock Split and Dividend Policy

      On March 8, 2006, the Company's Board of Directors authorized a three-for-two split of the Company's Class A common stock. The stock split was paid on March 29, 2006 to Company shareholders of record on March 20, 2006. The Company's Class A common stock began trading on a split-adjusted basis on March 30, 2006. The Company's Board of Directors also authorized, and shareholders approved at the 2006 annual meeting of shareholders, an increase in the number of authorized shares of the Company's Class A common stock to 75,000,000 shares. This increase in authorized shares became effective upon filing the Company's Amended and Restated Certificate of Incorporation with the State of Delaware on May 3, 2006.

      In addition, the Company's Board of Directors authorized a 30% increase in the quarterly dividend to the amount of $.05 per share per quarter for dividends payable after the date of the stock split. On

October 19, 2006, a cash dividend of $.05 per share was declared and is to be paid on November 20, 2006 to shareholders of record on November 2, 2006.

      Cash Requirements

      During the remainder of 2006, the Company anticipates strong cash flows from operations due to continued strength in aftermarket parts sales as well as continued high demand for new machines. In expanding markets, customers are generally contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, the Company does not anticipate significant outside financing requirements to fund production of these machines and does not believe that new machine sales will have a negative effect on its liquidity, although the issuance of letters of credit reduces the amount available for borrowings under the Company's revolving credit facility. If additional borrowings are necessary during the remainder of 2006, the Company believes it has sufficient capacity under its revolving credit facility (see "Financing Cash Flows" below).

      On July 20, 2006, the Company announced that it will undertake the third phase of its multi-phase expansion program at its South Milwaukee facility. The first phase of the expansion program included the construction of a new facility on the grounds of the Company's South Milwaukee campus north of Rawson Avenue and was substantially complete at the end of the third quarter. The second phase, announced on February 16, 2006, will expand the Company's new facility north of Rawson Avenue and is expected to be completed in mid-2007. The aggregate cost of phase one and two is expected to be approximately $54 million. Phase three of the expansion program will include the renovation of manufacturing buildings and offices, as well as the addition of new machine tools, at its existing facilities south of Rawson Avenue and is expected to be completed by the first quarter of 2008 at a cost of approximately $58 million. The Company is financing the expansion program through working capital and funds available under its existing revolving credit facility as well as governmental grants and other programs.

      At September 30, 2006, the Company had contractual obligations of approximately $21.0 million with respect to the expansion program. Borrowings under the Company's revolving credit facility due May 27, 2010 increased from $63.5 million at December 31, 2005 to $89.0 million at September 30, 2006. As of September 30, 2006, there have been no other material changes to the contractual obligations with respect to purchase obligations and operating leases and rental and service agreements as presented in the Company's 2005 Annual Report to Shareholders.

      The Company's capital expenditures for the nine months ended September 30, 2006 were $47.8 million compared with $13.6 million for the nine months ended September 30, 2005. Included in capital expenditures for the nine months ended September 30, 2006 was approximately $34.0 million related to the expansion program, of which $.4 million was paid in October 2006. The remaining expenditures consist primarily of production machinery at the Company's main manufacturing facility. The Company expects a continued increase in capital expenditures during the remainder of 2006 and in 2007 as it increases manufacturing capacity and upgrades and replaces manufacturing equipment to support increased sales activity. The Company believes cash flows from operating activities and funds available under its revolving credit facility as well as governmental grants and other programs will be sufficient to fund capital expenditures during the remainder of 2006 and in 2007.

      At September 30, 2006, there were $58.6 million of standby letters of credit outstanding under all Company bank facilities.

      The Company believes that cash flows from operations and its revolving credit facility will be sufficient to fund its cash requirements for the next twelve months. The Company also believes that cash flows from operations will be sufficient to repay any borrowings under its revolving credit facility as necessary.

      Sources and Uses of Cash

      The Company had $12.8 million of cash and cash equivalents as of September 30, 2006. All of this cash is located at various foreign subsidiaries and will be used for working capital purposes. Cash receipts in the United States are applied against the Company's revolving credit facility.

      Operating Cash Flows

      During the first nine months of 2006, the Company generated cash from operating activities of $18.7 million compared to $13.4 million in the first nine months of 2005. The increase in cash flows from operating activities was driven primarily by increased sales activity.

      Receivables

      The Company recognizes revenues on machine orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of September 30, 2006, the Company had $163.3 million of receivables compared to $155.5 million of receivables at December 31, 2005. The increase in receivables reflects the Company's increased sales volume and the timing of collections. Receivables at September 30, 2006 and December 31, 2005 included $63.6 million and $68.2 million, respectively, of revenues from long-term contracts which were not billable at these dates.

      Liabilities to Customers on Uncompleted Contracts and Warranties

      Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with SOP No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

      Financing Cash Flows

      On May 27, 2005, the Company entered into a credit agreement with GMAC Commercial Finance LLC as lead lender. The credit agreement provides for a five year revolving credit facility. During the third quarter of 2006, the amount of the revolving credit facility was increased from $120.0 million to $200.0 million. Interest on borrowed amounts is subject to quarterly adjustments to prime or LIBOR rates as defined in the credit agreement. Borrowings under the revolving credit facility are subject to a borrowing base formula based on the value of eligible receivables and inventory. At September 30, 2006, the Company had $89.0 million of borrowings under its revolving credit facility at a weighted average interest rate of 6.8%. The amount available for borrowings under the revolving credit facility at September 30, 2006 was $58.4 million.

      The credit agreement contains covenants limiting the discretion of management with respect to key business matters and places significant restrictions on, among other things, the Company's ability to incur additional indebtedness, create liens or other encumbrances, make certain payments or investments, loans and guarantees, and sell or otherwise dispose of assets and merge or consolidate with another entity. All of the Company's domestic assets and the receivables and inventory of the Company's Canadian subsidiary are pledged as collateral under the revolving credit facility. In addition, the outstanding capital stock of the Company's domestic subsidiaries as well as the majority of the capital stock of the Company's foreign subsidiaries are pledged as collateral. The Company is also required to maintain compliance with certain financial covenants, including a leverage ratio (as defined). The Company was in compliance with all applicable covenants as of September 30, 2006.

      Registration of Securities

      On June 30, 2006, the Company filed an automatic shelf registration statement with the Securities and Exchange Commission, which will allow the Company to issue and sell, from time to time in one or more offerings, an indeterminate amount of the Company's debt securities, common stock, preferred stock or warrants as the Company deems prudent or necessary to raise capital at a later date. The shelf registration statement became effective immediately upon filing.

      Critical Accounting Policies and Estimates

      See  Critical   Accounting   Policies  and  Estimates   discussed  in  the
Management's Discussion and Analysis section of the Company's 2005 Annual Report to Shareholders. There have been no material changes to these policies.

      In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes," and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company's 2007 fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The Company is required to adopt the provisions of SFAS No. 158 as of December 31, 2006. The Company has not yet determined the full impact implementation of SFAS No. 158 will have on its financial position or results of operations; however, based on data for its defined benefit pension and other postretirement plans as of December 31, 2005, the impact of adopting SFAS No. 158 would be a decrease in intangible assets of approximately $4.6 million, an increase in postretirement liabilities of approximately $4.2 million and a net of tax decrease in common shareholders' investment of approximately $6.0 million.

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

      At September 30, 2006, a sensitivity analysis was performed for the Company's floating rate debt obligations. Based on this sensitivity analysis, the Company has determined that a 10% change in the Company's weighted average interest rate at September 30, 2006 would have the effect of changing the Company's interest expense on an annual basis by approximately $.6 million.

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

      Based on the Company's derivative instruments outstanding at September 30, 2006, a 10% change in foreign currency exchange rates would not have a material effect on the Company's financial position, results of operations or cash flows.

                  BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
                        ITEM 4 - CONTROLS AND PROCEDURES

      As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon their evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer and
Secretary concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report was being prepared.

      There were no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      FORWARD-LOOKING STATEMENTS

      This report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "intends," "may," "will" or similar terms. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the Company's actual results and performance include, without limitation:

      o customers' stockpiles and production capacity, including customer's ability to procure tires for loading trucks, as well as production and consumption rates of copper, coal, iron, oil and other ores and minerals;

      o     the Company's plant capacity;

      o     raw material supply and subcontractor capacity;

      o     the cash flows of customers;

      o     consolidation among customers and suppliers;

      o     work   stoppages   at   customers,   suppliers   or   providers   of
            transportation;

      o the timing, severity and duration of customer and industry buying cycles;

      o unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities that affect the Company;

      o     litigation;

      o nonrecurring restructuring and other special charges incurred by the Company;

      o changes in accounting or tax rules or regulations that affect the Company;

      o     changes in the relative values of currencies;

      o     the Company's leverage and debt service obligations;

      o the Company's success in recruiting and retaining key managers and employees; and

      o     labor costs and labor relations.

      The review of important factors above is not exhaustive, and should be read in conjunction with the other cautionary statements included in this report and in the Company's 2005 Annual Report to Shareholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. All forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                         BUCYRUS INTERNATIONAL, INC.
                                         (Registrant)


Date   November 9, 2006                   /s/Timothy W. Sullivan
     --------------------                ---------------------------------------
                                         Timothy W. Sullivan
                                         President and Chief Executive Officer


Date   November 9, 2006                   /s/ Craig R. Mackus
     --------------------                ---------------------------------------
                                         Craig R. Mackus
                                         Chief Financial Officer and Secretary

                           BUCYRUS INTERNATIONAL, INC.
                                  EXHIBIT INDEX
                                       TO
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Exhibit
Number        Description
------        -----------

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