Form 10-K
period 2006-12-31
BUCYRUS INTERNATIONAL INC
filed 2007-03-01
CIK 740761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(b) of the Act: Class A Common Stock, $.01 per share Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

          The aggregate market value of the registrant’s common stock held by non-affiliates was $1.6 billion as of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter.

          As of February 23, 2007, 31,594,598 shares of Class A common stock of the Registrant were outstanding.

          Documents Incorporated by Reference:

          1) Portions of our 2006 Annual Report to Stockholders are incorporated by reference in Part II.

          2) Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2007                        are incorporated by reference in Part III.

PART I

SOURCES OF MARKET AND INDUSTRY DATA

          This report includes market share and industry data and forecasts that Bucyrus International, Inc. (“we”, “us”, “our”) has obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Information regarding historical equipment sales, industry surveys of equipment installation and industry aftermarket purchasing and sales information are derived primarily from databases maintained by the Parker Bay Company, which specializes in providing market research for the mining and earthmoving equipment industries. Third party surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third party sources nor have we ascertained that the underlying economic assumptions relied upon therein. Similarly, internal company surveys and reports, industry forecasts and market research, which we believe to be reliable based upon our knowledge of the industry, have not been verified by any independent sources. In addition, we do not know what assumptions regarding general worldwide or country specific economic growth were used in preparing the third party forecasts cited in this report. Except where otherwise noted, statements as to our position relative to our competitors or as to market share refer to the then most recent available data.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of our future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could cause our actual results to differ materially from those anticipated in such forward-looking statements and could adversely affect our actual results of operations and financial condition include, without limitation:

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our ability to attract and retain skilled labor;

•	our production capacity;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices;

•

the cyclical nature of the sale of machines due to fluctuations in market prices for copper, coal, oil, iron ore and other minerals, changes in general economic conditions, interest rates, customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy under-funded pension obligations;

•

our ability to complete the acquisition of DBT GmbH on the terms and conditions and/or timetable previously announced, to selectively integrate the operations of DBT GmbH and to realize expected synergies and expected levels of sales and profit from this acquisition;

•	potential risks and liabilities of DBT GmbH unknown to us; and

•	our leverage and debt service obligations, including particularly if we complete the acquisition of DBT GmbH.

The foregoing factors do not constitute an exhaustive list of factors that could cause our actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors described in Item 1A to this Annual Report on Form 10-K and other cautionary statements described in our subsequent reports filed with the Securities and Exchange Commission. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

Company Overview

           We design, manufacture and market draglines, electric mining shovels and rotary blasthole drills (collectively, “machines”) used for surface mining and provide the aftermarket replacement parts and service for these machines. We believe that we have the largest installed base of this equipment (we calculate the value of our installed base of equipment based on its estimated replacement value) in the world and are the leading market provider of draglines and large rotary blasthole drills. Our products are sold to customers throughout the world in every market where surface mining is conducted with modern methods. Our products are continuously evolving as improvements in design and technology emerge, with the goal of providing the customer maximum productivity and cost effectiveness. We concentrate on producing technologically advanced and productive machines that allow our customers to conduct cost-efficient operations. We manufacture alternating current (“AC”) drive draglines and electric mining shovels and offer advanced computer control systems which allow technicians at our headquarters to remotely monitor and adjust the operating parameters of suitably equipped machines at locations around the world via the Internet.

           Growth in our industry is driven by increased demand for surface mined commodities such as copper (especially in South America), oil sands (Canada) and coal (China, the United States, India, Australia, South African and Russia). We believe that surface mining of coal in China and India holds potential for long-term growth.

          Machine sales are closely correlated with the strength of commodity markets and maintain and augment our almost $12.6 billion installed base as of December 31, 2006. Our installed base of machines provides the foundation for our aftermarket activities. Our aftermarket parts and service operations, which historically have been more stable and more profitable than our machine sales, have accounted for approximately 72% of our sales over the last 10 years. Over that period and throughout various commodities cycles, our aftermarket sales have sustained a compound annual sales growth rate of 10%, increasing every year except for 1999, in which sales declined 2%. We have established a global presence with a network of 26 sales and service offices located in all countries where major surface mining operations are located. We manufacture our machines and the majority of our aftermarket parts at our facilities in South Milwaukee and Milwaukee, Wisconsin. We are in the process of completing a multi-phase expansion of our South Milwaukee manufacturing facilities. See ITEM 2 - PROPERTIES for further discussion of this expansion program.

           We incorporated in Delaware in 1927 as the successor to a business that began producing excavation machines in 1880.

Pending Acquisition of DBT

           On December 17, 2006, we signed a definitive agreement to acquire DBT GmbH (“DBT”), a subsidiary of RAG Coal International AG (“RAG”). DBT is a leading worldwide supplier of complete system solutions for underground coal mining and manufactures equipment including roof support systems, armored face conveyers, plows, shearers and continuous miners used primarily by customers who mine coal. We have agreed to pay $710.0 million in cash and issue to RAG 471,476 shares of our Class A common stock with an initial market value of $21 million (based on the average closing price of our Class A common stock for the 20-day trading period ended December 14, 2006). The transaction is subject to various closing conditions and regulatory approvals.

Industry Overview

           The equipment that we manufacture and the services that we provide are primarily used to mine copper, coal (thermal and metallurgical), oil sands and iron ore. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. While our aftermarket parts and service sales have grown consistently, mine operators tend to purchase machines when they anticipate sustained strength in the commodities markets. Factors that could support sustained demand for these key commodities include continued economic growth in China, India and other nations in the developing world and continued economic strength in industrialized countries.

Commodities Markets Served

          Our equipment is primarily used by large multinational companies engaged in surface mining for a variety of commodities. Surface mining equipment for copper, coal (thermal and metallurgical), oil sands and iron ore operations have accounted for the largest percentage of industry demand. In recent years, coal mining operations have accounted for an increasing share of our sales of machines and aftermarket parts and services, and activity relating to copper and oil sands have remained strong.

          Copper. Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. According to the Copper Development Association, on average each Western single family home contains approximately 440 pounds of copper and each automobile contains more than 50 pounds of copper. Copper is predominantly surface mined. Demand for copper is being driven by accelerating economic growth in the developing world and continued consumption in the developed world. Developing world demand is compounded because developing markets do not have the advantage of large pools of recycled copper scrap, which historically has accounted for approximately half of United States copper consumption. According to the International Copper Study Group (“ICSG”), world copper use in 2007 is projected to grow by 4.2%, or about .8 million tons, to 19.7 million tons. According to the Australian Bureau of Agricultural and Resource Economics (“ABARE”), China’s copper consumption is forecasted to increase by 10% in 2007, based on strong growth in infrastructure development and rebuilding of stocks in 2005. According to the ICSG, worldwide mine production of copper was 16.4 million tons in 2005 and is projected to increase to 16.7 million tons in 2006 and 17.9 million tons in 2007. In addition, according to ICSG, total expansion of annual mine capacity from 2005 to 2009 is expected to be approximately 3.6 million tons. The projected expansions exclude additional production that could come from existing capacity at mines that are currently on care and maintenance or temporary cutback.

          Coal. Coal is the world’s most abundant low-cost energy source and is a critical element of energy policy for many countries. There are two types of coal: steam or thermal coal used to generate electricity and coking or metallurgical coal required to produce steel. Coal accounts for approximately 40% of global electricity generation according to the Energy Information Administration. Demand for coking coal has recently risen in tandem with the increased demand for steel. The largest coal producing nations are China, the United States, India, Australia, South Africa and Russia, according to the World Coal Institute.

           China and India, which together account for 37% of the world’s population according to the U.S. Census Bureau, have fast-growing economies and limited domestic energy sources other than coal. In China, coal is primarily mined underground, but surface mining is growing and in an attempt to support China’s growing economy, China is increasingly adopting modern mining methods and using Western equipment to access its coal reserves. According to China’s National Development and Reform Commission, China produced approximately 2.41 billion tons of coal in 2005, a 23% increase over 2004. China is expected to produce 2.76 billion tons of coal by 2010. I In India, coal is predominately surface mined. According to India’s Ministry of Coal, India produced 422 million tons of coal in 2005 and, according to Coal India Limited, demand is expected to be 578 million tons by 2011.

           Oil Sands. A geological formation of oil sands exists in the Athabasca region of northern Alberta, Canada. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. According to the Canadian Association of Petroleum Producers (“CAPP”), the oil sands are believed to contain the equivalent of 315 billion barrels of oil, of which 175 billion has already been established as commercially viable using today’s extraction methods. For reference, according to 2005 United States Energy Information Administration data, the oil reserves of Saudi Arabia contain approximately 260 billion barrels. According to CAPP, Alberta’s oil sands currently account for about 39% of Canada’s total petroleum production at approximately 1 million barrels per day and is expected to grow to 4 million barrels per day by 2020. Surface mining methods account for approximately two-thirds of current production in the oil sands region, according to the Alberta Economic Development Authority. We have an established sales and service infrastructure as a platform to strengthen our position in the oil sands area of Western Canada.

           Iron Ore. Iron ore is the only source of primary iron used to make steel and is mined in more than 50 countries. Substantially all iron ore is surface mined. In recent years, according to ABARE, the five largest producers, accounting for approximately 74% of world production, have been Brazil, Australia, China, India and Russia. The market for iron ore is largely a function of the demand for steel. Steel is used to produce, among other things, automobiles and other motor vehicles, mass transit and rail transport equipment, structural components for building and infrastructure, including bridges, railroads and factories, and industrial parts. According to ABARE, worldwide production of iron ore in 2005 was 1.45 billion tons and is estimated to be 1.62 billion tons in 2006 and 1.77 billion tons in 2007. Growth is being driven by Chinese industrialization as well as additional requirements for steel in the developed and developing world.

           Other Minerals. Surface mining machines are also used to mine molybdenum, phosphate, bauxite, gold, diamonds and uranium.

Machines

           Our line of machines includes draglines, electric mining shovels and rotary blasthole drills.

           Draglines. Draglines are primarily used in coal mining applications to remove overburden (i.e., the rock and soil that lies above the coal being mined) by dragging a large bucket through the overburden and carrying it away. Our draglines weigh from 500 to 7,500 tons, and are typically described in terms of their “bucket size,” which can range from nine to 220 cubic yards. We currently offer a full line of models ranging in price from $30 million to in excess of $100 million per dragline. Draglines are the largest and most expensive type of surface mining equipment, but offer customers the lowest cost per ton of material moved. The average life of a dragline is approximately 40 years.

           Our long-time alliance with Siemens Energy & Automation (“Siemens”) led recently to the development of new dragline technology entitled Direct Drive for Draglines (“D3”), a gearless drive system for hoist and drag motions that enables mines to increase productivity and reduce downtime, maintenance costs and energy consumption. Bucket filling times are reduced and hoisting, lowering and payout speeds are increased. The customer also realizes cost savings through the elimination of hoist/drag gearing and related lubrication systems and the hoist/drag DC motors and generators, which are no longer required with the D3 system. The removal of these items immediately eliminates the associated maintenance and downtime costs.

           Electric Mining Shovels. Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined over a longer period of time as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper or load capacity. We offer a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from 7 to 90 cubic yards. Prices range from approximately $5 million to $23 million per shovel, with the selling price of our most popular shovels being in the upper part of this range. Our electric mining shovels have an average life of approximately 15 years.

           In recent years, we have developed the innovative 495 Series High-Performance shovels. The highlights of this series include planetary gear configuration, insulated gate bipolar transistor (“IGBT”) electrics and a third rail swing system to enhance shovel operation through increased efficiency and lower maintenance costs. A fully modularized electrical room ships directly to the field to facilitate the field assembly process. We are focused on continuous reliability enhancements to support our customers’ needs. Since machine downtime results in lost revenue for our customers, shovel availability is vitally important in mining operations.

           Rotary Blasthole Drills. Many surface mines require breakage of rock, overburden or ore by blasting with explosives. To accomplish this, it is necessary to bore out a pattern of holes in the ground area to be mined into which explosives are then placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. We offer a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $4 million per drill, depending on machine size and other variable features. The selling price of our most popular drills is in the upper part of this range. The average life of a rotary blasthole drill is approximately 15 years.

          Modular design techniques have been applied to blasthole drills to provide ease of maintenance by simplifying equipment change outs and servicing. Our 39HR is a drill with the production capabilities of larger machines and the flexibility, speed and maneuverability of smaller machines. An important flexibility feature of the 39HR drill is its ability to drill under itself at a –15 degree slope. The efficient angle hole drilling is accomplished without the use of back braces, which allows angle adjustments between –15 and +30 degrees, and is the only machine available today with this capability.

Aftermarket Parts and Services

           We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of operating equipment. Over the life of a machine, customer purchases of aftermarket parts and services generally exceed the original purchase price of the machine. Our aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey erections, equipment operation and complete equipment management under comprehensive, long-term maintenance and repair contracts. We also distribute less sophisticated components which are consumed in the normal course of operating these machines. A substantial portion of our international repair and maintenance services are provided through our global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. We also maintain a continuous physical presence at certain customers’ domestic and overseas mine sites in some of these countries in connection with our maintenance and repair contract operations.

          We generally realize higher margins on sales of our aftermarket parts and services than on sales of our machines. Moreover, because these machines tend to operate continuously in all market conditions with expected lives ranging from 15 to 40 years and have predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our machines, which is closely correlated with expectations of sustained strength in commodity markets.

           Large mining customers are increasingly outsourcing the skills involved in maintaining large and complex surface mining equipment. We offer comprehensive maintenance and repair contracts to address this trend. Under these contracts, we provide all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for our personnel to operate the equipment being serviced. Maintenance and repair contracts are beneficial to our customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. Maintenance and repair contracts typically have terms of three to five years with provisions for renewal and early termination. New mines in areas such as Australia, Canada, Chile and Peru are our primary targets for maintenance and repair contracts because it is difficult and expensive for mining companies to establish the necessary infrastructure for ongoing maintenance and repair in remote regions of these countries.

           Our aftermarket parts and service sales have generally grown consistently over the past 10 years. For most of our customers, mining continues even during periods of lower commodity prices, maintaining demand for aftermarket parts and services, although competition from independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers tends to intensify during periods of commodity price weakness. We continue to try to improve our performance in key areas such as reducing lead times, increasing on-time delivery and implementing an information technology infrastructure which motivate customers to purchase their aftermarket parts and services from us. We believe our emphasis on quality and technology has further increased customer motivation to use more of our aftermarket parts and services. We believe that our continued focus on on-time delivery, competitive lead times and enhanced information technology systems combined with our comprehensive offerings of quality aftermarket components and installation services and our development of key supplier alliances position it to compete effectively for most aftermarket opportunities.

Customers

           Most of our customers are large multinational corporations with operations in the various major surface mining markets throughout the world. In recent years, customers have reduced their operating costs by employing larger, more efficient machines such as those we produce and have become increasingly sophisticated in their use and understanding of technology. Our focus on incorporating advanced technology such as AC drives and advanced controls has increased customer adoption of our product offerings. Further, we believe these developments have contributed to increased demand for our aftermarket parts and service since we are well equipped to provide the more sophisticated parts, product technical knowledge and service required by customers who use more complex and efficient machines.

           Over the past five years, our customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. We expect China and India to experience the most growth in surface mining in the future. In the aggregate, sales of our machines were $255.7 million, $180.6 million and $132.8 million and sales of our aftermarket parts and services were $482.3 million, $394.4 million and $321.4 million in 2006, 2005 and 2004, respectively. Our customers use our aftermarket parts and services because our high quality, reliable and durable products, and services that are well suited to the long productive lives of our machines. However, some surface mine operators may find it more economical to buy lower quality and less durable parts from will-fitters for equipment that is near the end of its useful life.

           Our customers operate under a high fixed cost structure. Small savings on the initial purchase of machines may be offset by less efficient operations and greater down time. Furthermore, our customers’ operations are often conducted in remote areas and the large capital investment and long lead time associated with the purchase and erection of a machine encourages many customers to select more reliable and efficient machines and to keep these machines in continuous operation for as long as possible. As a result, our customers are focused on quality as well as price and expect us to offer comprehensive aftermarket parts and services to increase efficiency and reduce down time.

           We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly machine sales. In 2006, 2005 and 2004, one customer, BHP Billiton, accounted for approximately 13%, 14%, and 12%, respectively, of our sales. Our top five customers in each of 2006, 2005 and 2004 collectively accounted for approximately 40%, 38% and 36%, respectively, of our annual sales. We believe this trend reflects the recent consolidation within the mining industry.

Information Technology Infrastructure

           Baan, an enterprise resource planning (“ERP”) system, is installed at all of our worldwide locations. This ERP system allows us to more rapidly analyze information in real time on a regional, customer, product line and commodity basis. Through this ERP system we can monitor numerous functions, including engineering, distribution, inventory and finance. We can collect data regarding our customers’ buying patterns and pricing history and deliver this information in real time to our managers to assist in their decision making. Our ERP system also allows us to apply company wide performance metrics, which we use to evaluate and improve our operations.

           We believe we can utilize our information technology infrastructure to generate new sales, particularly aftermarket sales. Our ERP system allows us to monitor our worldwide inventory, determine when we or our suppliers can deliver parts and track on time delivery performance, which together enables us to improve the accuracy of our quoted lead times, thereby increasing customer satisfaction and inventory turns. We are developing strategies to increase sales and more effectively compete on price, delivery and available inventory because we can identify success rates on quotations for specific parts and customers and can record and communicate determinations as to the reasons for lost sales. We can ensure consistency and optimize pricing by monitoring pricing trends of individual parts sold worldwide. We are able to use this system to examine data related to our installed base, categorized by commodities, customers, and specific machines, to discern trends and formulate strategies for adding incremental sales. Information on global vendor sourcing and cost will enable us to identify and utilize lower cost sources of supply.

Product Technologies

           We believe that field-proven designs coupled with innovative technologies enable mines to achieve peak efficiency and top production levels. To achieve these goals, we believe that it is critical for mining companies to have the most accurate, detailed and up-to-date information on their machines and in their mines. Over the last decade, reliable and economical information and communication systems have been adapted to virtually all facets of surface mine operations bringing the industry up to 21st century service and communication standards. Initially, the introduction and adaptation of information technologies to the surface mining industry was relatively slow compared to other industries due to the unique characteristics and differences found in open pit mining environments. However, mining companies are gradually embracing these technologies to remain competitive and achieve the lowest cost per ton.

           The growth and integration of technologies such as wireless communication, global positioning systems (“GPS”), onboard electronics and operation management software allows mining systems to be monitored, optimized and integrated throughout the mine. These technologies enable mining operations to collect and transmit data in real-time throughout mines and worldwide if needed. High precision GPS based systems assist mineral resource companies with all phases of a project from exploration, to mine planning and development, to production and reclamation. When used on mobile mining equipment, we believe that GPS technology provides more precise and safer methods for extracting materials. Shovels equipped with GPS technology allow operators to monitor and track the positioning of personnel and equipment thereby increasing safety through improved visibility. Operators are able to view the location of the shovel’s dipper in relation to the haul truck and position it for optimal dumping.

           We have applied GPS as a new technology for enhancing blasthole drill productivity. Blasthole drills equipped with GPS allow equipment operators to use the minimum amount of explosives required for maximum accuracy and control. GPS also allows the operator to navigate the drill without stakes to within centimeters of the desired blasthole location. GPS creates a more accurate drill pattern and eliminates blasting bench surveying and individual hole flagging. Our 49HR drill can be outfitted with any GPS system on the market, allowing our drill customers to decide which system best meets their needs.

           We believe that a crucial element to maintaining a successful mining operation in today’s global economy is having the ability to access and share real-time machine data throughout the mine. We offer a tool called AccessDirect that meets this need by incorporating key technologies to provide intelligent solutions that enhance productivity and reduce downtime. Our AccessDirect system allows remote troubleshooting and monitoring of a machine’s controls via the Internet. This is accomplished through a wireless transmission from a machine’s maintenance station to a computer in the mine office. The remote user can then log into the mine computer via the Internet or phone connection from virtually anywhere in the world and monitor or adjust electrical control parameters without interfering with machine operation. For machines that would otherwise require hours and sometimes days to reach, this can be critical in sustaining a machine’s productivity.

           We believe the future needs of the surface mining industry most likely center around increased automation and standardization on machines and consolidation of mine operations. The technologies available for today’s mobile mining equipment help to accomplish these needs. We believe these technologies will also provide for more integrated mining operations and will be the basis for increasing levels of remote and autonomous mining processes. We believe the key to accomplishing this will be our ability to bring new technology to market by blending new and proven technologies with innovative design applications.

Marketing, Distribution and Sales

           Our machines and aftermarket parts and services are primarily sold directly by our personnel both in the United States and in foreign markets. Sales outside the United States are made through our offices located in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and, in some markets, by independent sales representatives.

           Typical payment terms for our machines require a down payment and require customers to make progress payments. Lead times for our large machines generally vary from four to nine months, but can be two years or more for a dragline. We generally attempt to obtain committed raw materials pricing through arrangements with suppliers for periods of up to a year. Recently, we have incurred raw materials surcharges, but have been able to include terms providing for recovery of these cost increases in contracts. Sales contracts for our machines are predominantly at fixed prices, with escalation clauses in certain cases. Most sales of our replacement parts call for prices in effect at the time of order.

Foreign Operations

           Our largest foreign markets in 2006 were Chile, Australia, Canada, China, South Africa, Brazil and Peru. We employ direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of our sales and operating earnings is attributable to operations located outside the United States. Over the past five years, approximately 75% of our machine sales and aftermarket sales have been in international markets. Our foreign sales, consisting of exports from the United States and sales by consolidated foreign subsidiaries, totaled $556.4 million in 2006, $428.8 million in 2005 and $327.4 million in 2004. Approximately $790.8 million, or 88%, of our backlog of firm orders as of December 31, 2006, represented orders for export sales compared with $552.2 million, or 84%, as of December 31, 2005 and $352.9 million, or 81%, as of December 31, 2004.

           Machine sales in foreign markets are supported by our established network of foreign subsidiaries and overseas offices that directly market our products and provide ongoing services and replacement parts for equipment installed abroad. We believe that the availability and convenience of the services provided through our worldwide network help to ensure the efficient operation of our equipment by our customers, help to promote high margin aftermarket sales of parts and services, and give us a sustained local presence to promote new machine orders.

           We sell most of our machines, including those sold directly to foreign customers, and most of our aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. In the aggregate, approximately 74% of our 2006 sales were priced in United States dollars. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

Competition

           Our only global competitor in electric mining shovels and draglines is P&H Mining Equipment (“P&H”), a division of Joy Global Inc., although for certain applications our electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In rotary blasthole drills, our primary competitors are P&H and Atlas Copco AB. In China and Russia, we also face limited competition from regional and domestic equipment manufacturers; however, such competition is not material to our core markets. Methods of competition are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors. Long-standing relationships that we and our competitors have with customers and their decision makers can provide a strong incumbency advantage in retaining business and securing new orders.

           For most owners of our machines, we are the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of will-fitters. Our principal original equipment manufacturer competitor also participates in this business. These copies are generally sold at lower prices for use on older machines and are generally acknowledged to be of lower quality than parts produced by the manufacturer of the original equipment. We also face significant competition from manufacturers and distributors in the sale of consumable replacement parts which we do not manufacture, including wire rope, non-specialized parts and electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

           We have a variety of programs to attract large volume customers for our replacement parts. Although will-fitters engage in significant price competition in parts sales, we believe that we possess non-price advantages over will-fitters. We believe that our engineering and manufacturing technology and marketing expertise exceed that of our will-fit competitors, who in many cases are unable to duplicate the exact specifications of our replacement parts. Moreover, the use of replacement parts not manufactured by us can void the warranty on a new machine, which generally runs for one year, with certain components under warranty for longer periods.

           In recent years, we have received several large orders for the refurbishment and relocation of machines, especially draglines. Our principal original equipment manufacturer competitor also participates in this business, as do several smaller regional companies.

Raw Materials and Supplies

           We purchase from outside suppliers raw materials, principally structural steel, castings and forgings required for our manufacturing operations, and other items, such as electrical equipment, that are incorporated directly into the end product. Our foreign subsidiaries purchase components and manufacturing services both from local suppliers and from us. Certain additional components are sometimes purchased from suppliers, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content requirements exist, local subcontractors can occasionally be used to manufacture the required components.

           We obtain all of the AC electrical drive components for our products exclusively from Siemens, a United States subsidiary of Siemens AG. Our products incorporate electrical equipment, including AC drive systems and computer hardware and software, which we believe provides our products with an efficiency advantage. We are not dependent upon any other sole source critical supplier.

           In recent years, demand for steel and consolidation in the steel industry have resulted in pronounced cost increases for steel. We generally attempt to obtain committed raw materials pricing, through arrangements with our suppliers, for up to one year. Also, in recent years, we have incurred raw materials surcharges and have been able to include terms providing for recovery of these cost increases in contracts entered into since 2004. We have done business with a majority of our principal vendors for more than two decades and believe that we benefit from good relations with these vendors. Through commercial arrangements, forward pricing and contractual cost pass-throughs, we believe we have reduced our exposure to price increases and surcharges for raw materials.

Manufacturing

          The design, engineering and manufacturing of most of our machines and manufactured aftermarket parts is done at our South Milwaukee, Wisconsin complex. We are in the process of completing a multi-phase expansion of our South Milwaukee manufacturing facilities. See ITEM 2 – PROPERTIES for further discussion of this expansion program. We use large, heavy manufacturing equipment in the machining, welding and assembly of our machines and manufactured aftermarket parts. Our machines typically consist of thousands of parts, many of which are specialized. Our machines and the majority of our aftermarket parts are customized based on customer requirements. The size and weight of these machines dictate that the machines be shipped to the job site in sub-assembled units where they are assembled for operation with the assistance of our technicians. Planning and on-site coordination of machine assembly is a critical component of our service to our customers. To reduce lead times and ensure that customer delivery requirements are met, we maintain an inventory of sub-assembled units and parts to meet forecasted customer demands. As of December 31, 2006, we had $176.3 million of inventory, compared to $133.5 million as of December 31, 2005.

Backlog

           Our backlog of firm orders was $894.7 million as of December 31, 2006 and $658.6 million as of December 31, 2005. Approximately 66% of our backlog as of December 31, 2006 is expected to be shipped during 2007.

Patents, Licenses and Franchises

          We have numerous United States and foreign patents, patent applications and patent licensing agreements. We do not consider our business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

          Our expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $10.7 million in 2006, $7.2 million in 2005 and $5.6 million in 2004. The continuing increases were in part due to expenditures related to the continuing development of electrical and machine upgrade systems.

Employees

          As of December 31, 2006, we employed approximately 2,400 persons, approximately 1,000 of whom are located outside the United States. Approximately 415 of our United States employees are unionized. Our non-United States workforce is not unionized, with the exception of a portion of the staff of certain Chilean operations. We consider our relationship with our unionized and non-unionized workers to be good. Our five and one-half year contract with the United Steel Workers of America representing hourly workers at our South Milwaukee, Wisconsin facility and our three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing hourly workers at our Memphis, Tennessee facility expire in April 2010 and September 2008, respectively. Also, one of subsidiaries is a party to a contract with the United Mine Workers of America and the Association of Bituminous Contractors under which its employees’ employment is governed only if they are working at locations that are operated by the United Mine Workers.

Regulations Affecting Our Customer Base

          Our customers are engaged in long-term, capital intensive extractive operations subject to and affected by a variety of environmental, safety, land-use and other regulations. In the United States, federal, state and local authorities regulate mining activities with respect to aspects such as permitting and licensing, air quality, employee safety and health, water pollution, protection of plants and wildlife and land reclamation and restoration. Mining operations may not commence or continue absent federal, state and local government approvals. Approvals may be contingent upon production of costly and time-consuming environmental impact assessments and mitigation measures. The Surface Mining Control and Reclamation Act of 1977 (the “Act”), which is administered by the federal Office of Surface Mining Reclamation and Enforcement (“OSM”), requires coal mine operators to obtain permits before they can conduct surface coal mining operations. All the important surface coal mining states have OSM-approved programs vesting them with permitting authority under the Act. Permitting under the Act can take from six months to two years or more, and is subject to public comment. Permits are contingent upon the posting of a bond or other security to assure compliance with land reclamation obligations, and permits must be renewed every five years. The Federal Clean Water Act also imposes costs on all surface mining operations (not just coal mines) by imposing permitting requirements contingent upon monitoring, reporting and performance standards related to activities that result in discharges into bodies of water. Over the past several years, litigation in Kentucky and West Virginia over the standards for Clean Water Act permits for surface coal mines has resulted in occasional injunctions in those states against new mine permits, and has lengthened the permitting process.

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

          Our customers’ operations may also be adversely affected by regulatory regimes concerning surface mined commodities. In particular, regulations affecting fossil fuel emissions, most notably coal combustion emissions, have had a significant impact on the domestic coal industry. The principal law affecting U.S. coal consumption is the Federal Clean Air Act and the many regulatory initiatives under the Clean Air Act, including: the Environmental Protection Agency’s (“EPA”) New Source Review reform initiative (affecting repair and life extension work at existing coal-fired power plants); National Ambient Air Quality Standards rulemaking (chiefly regarding ozone non-attainment and emissions of particulate matter); the 2003 Clean Air Interstate Rule (“CAIR”), which has required many coal-fired plants to upgrade their nitrogen oxides (“NOx”) and sulfur dioxide emissions control systems; and the NOx State Implementation Plan rules (“the NOx SIP Call”). These initiatives and further pending initiatives related to mercury, NOx and carbon dioxide emissions have had and could in the future have the effect of reducing the relative desirability of coal as a fuel source for electrical generation facilities. Similar regulatory regimes have been imposed or proposed in foreign countries or may be instituted in the future. Existing emissions and air quality regulations in the United States and elsewhere have shifted coal production to low-sulfur coal, a significant portion of which, in the United States, is surface mined in the Powder River Basin of Wyoming and Montana.

          Further regulatory initiatives targeting carbon dioxide and other greenhouse gas emissions, byproducts of coal consumption, could potentially depress coal consumption in the Western United States and other developed nations. The United States and over 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require national reductions in greenhouse gas emissions (the “Kyoto Protocol”). Although the United States has not ratified the Kyoto Protocol, and there are no comprehensive regulations limiting United States greenhouse gas emissions, there is now a program in California, and the new U. S. Congress has put the enactment of a national program for greenhouse gas emissions controls on its agenda. These restrictions, whether through national legislation or state and regional programs to stabilize or reduce greenhouse gas emissions, could adversely impact the price of, and demand for, coal in the United States. This in turn could reduce demand for our coal-mining customers’ output and thus their demand for our products, which could have a material adverse effect on our business.

Financial Information

          Financial information about our business segment and geographic areas of operation is contained in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Available Information

          Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the Securities and Exchange Commission (“SEC”) are available free of charge through our Internet site (www.Bucyrus.com) as soon as practicable after filing with the SEC.

          Copies of our Code of Ethics for our principal executive officer and senior financial officers are available free of charge by contacting us at 1100 Milwaukee Ave., South Milwaukee, Wisconsin 53172 (414-768-4000) or through our Internet site (www.Bucyrus.com).

ITEM 1A. RISK FACTORS

          Our business, results of operations and financial condition are subject to a wide variety of risks, many of which are not exclusively within our control, that may cause our actual performance to differ materially from historical or projected future performance, including the risks that we identify below. In addition, other risks that are currently unknown to us or that we currently consider to be immaterial may also materially adversely affect our results of operations and financial condition.

Risks Related to Our Current Business

A material disruption to our manufacturing plants in Wisconsin could adversely affect our ability to generate revenue.

          We produce most of our machines and aftermarket parts at our manufacturing plants in South Milwaukee and Milwaukee, Wisconsin. If operations at these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Significant events could require us to make large capital expenditures to remedy the situation. Interruptions in production could increase costs and delay delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. Our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that may we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future profitability and cash flow, could be adversely affected.

We must attract and retain skilled labor in order to maintain and grow our business.

          Our ability to operate profitably and expand our operations depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced machinists, welders and engineers. As a result, our growth may be limited by the scarcity of skilled labor. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. Further, we may be faced with increased training costs and reduced productivity as we train new employees. If our compensation costs increase or we cannot attract and retain skilled labor, our operating earnings could be reduced, and production capacity and growth potential could be impaired.

Our production capacity may not be sufficient to meet customer demand.

          We are currently operating at very high capacity utilization levels. In addition, our backlog of firm orders was $894.7 million as of December 31, 2006 compared to $658.6 million as of December 31, 2005. Our expectations for 2007 assume continued strong world economic growth, as well as continued growth of our sales. We are in the midst of a multi-phase expansion program at our South Milwaukee facility that will ultimately substantially increase our production capacity. However, our production capacity may not be expanded soon enough, or to a sufficient extent, to satisfy customer demand for our products. If we are unable to commit to producing products for our customers within the timeframes they require, they may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels and profitability.

If we are unable to purchase component parts or raw materials from key suppliers, or the prices of component parts or raw materials rise materially, or the costs of shipping products rise materially, our business and results of operations may be materially adversely affected.

          We purchase all of our AC drives and certain other electrical parts from Siemens. The loss of Siemens, our only critical sole source supplier, or delays, disruptions or other difficulties procuring parts from Siemens, could have a material adverse effect on our business. We also purchase track links, castings and forgings from suppliers with whom we have long-standing relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain or lower costs. If we are required to procure alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, we could lose business and our margins and cash flow could be reduced. Also, because we maintain limited production input inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may impair our ability to satisfy our customers and could adversely affect our operations.

          In addition, we use substantial quantities of wide-plate steel in our production processes. If the price of steel or other raw materials increases further and we are unable to recover those price increases, we will experience reduced margins. Any significant future delays in obtaining production inputs and other supplies could result in our delay in delivering or producing products for our customers, which could subject us to contractual damage claims or otherwise harm our business and results of operations. In addition, there recently has been consolidation within the steelmaking industry, which could impede our ability to rely on competitive balance and long-standing business relationships to procure steel on favorable terms and in a timely manner.

          We also purchase production inputs on terms extended to us by our suppliers based on our overall credit rating. If our credit rating were to change adversely, our suppliers may not be willing or able to continue to extend favorable terms to us, which could negatively impact our cash flow or cause us to incur increased indebtedness under our revolving credit facility.

          Some of our contracts require us to bear all costs of shipping and handling to the customer’s site. Because of the size and weight of our goods, these costs can be a significant portion of the total costs of a given contract. If transportation costs rise materially due to fuel prices or other factors, our margins could be reduced.

The industries we serve are subject to significant cyclical fluctuations.

          Because our customers’ purchasing patterns are affected by a variety of factors beyond our control, our sales and operating results may fluctuate significantly from period to period. Given the large sales prices of our machines, one or a limited number of machines may account for a substantial portion of our sales in any particular quarter or other period. Although we recognize sales on a percentage-of-completion basis for our machines, the timing of one or a small number of contracts in any particular period may nevertheless affect our operating results. In addition, sales and gross profit may fluctuate depending upon the sizes and the requirements of the particular contracts we enter into in that period.

          The sale of machines is cyclical in nature and sensitive to a variety of factors, including fluctuations in market prices for copper, coal, oil, iron ore and other minerals as well as alternatives to these minerals, changes in general economic conditions, interest rates, our customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures. Many factors affect the supply and demand for coal, minerals and oil and thus may affect the sale of our products and services, including:

•	the levels of commodity production;

•	the levels of mineral inventories;

•	commodities prices and changes in those prices;

•	the expected cost of developing new reserves;

•	the cost of conducting surface mining operations;

•	the level of surface mining activity;

•	worldwide economic activity;

•	substitution of new or competing inputs and mining methods;

•	national government political requirements;

•	environmental regulation; and

•	tax policies.

          If demand for mining services or surface mining equipment utilization rates decrease significantly, then demand for our products and services will decrease. As a result of this cyclicality, we have experienced, and in the future could experience, extended periods of reduced sales and margins.

We rely on significant customers.

          Our business is dependent on securing and maintaining customers by promptly delivering reliable, high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly machine sales. In 2006, 2005 and 2004, BHP Billiton, our single largest customer, accounted for approximately 13%, 14% and 12%, respectively, of our sales. The products that we may sell to any particular customer depend on the size of that customer’s capital expenditure budget devoted to surface mining plans in a particular year and on the results of competitive bids for major projects. Additionally, our top five customers in each of 2006, 2005 and 2004 collectively accounted for approximately 40%, 38% and 36%, respectively, of our sales. This trend reflects the recent consolidation within the mining industry. In addition, key sectors of the surface mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers caused by a downturn in the surface coal mining industry could, at least on a short-term basis, have a material adverse effect on our results of operations.

The loss of key members of our management team could adversely affect our business.

          Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement our business strategy and maintain and grow customer and supplier relationships. We believe there are only a limited number of available qualified executives in our industry. We rely substantially upon the services of Timothy W. Sullivan, our president and chief executive officer. The loss of Mr. Sullivan’s services or the services of other members of our management team or our inability to attract or retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.

We are subject to risks of doing business in foreign countries, including emerging markets.

          We derive the majority of our sales from foreign markets where we have substantial operations. During 2006, we generated $556.4 million, or approximately 75%, of our sales outside the United States. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

•	trade protection measures and price controls;

•	trade sanctions and embargos;

•	import or export licensing requirements;

•	economic downturns, civil disturbances or political instability;

•	employment regulations;

•	regulations regarding repatriation of earnings;

•	ability to enforce contract and intellectual property rights;

•	nationalization and expropriation; and

•	potentially burdensome taxation.

          In addition, a significant portion of our international business is conducted in emerging markets located in Asia, Africa and South America. Many of the countries in these regions in which we operate have developing legal and economic systems, adding a level of uncertainty to our operations in those countries relative to those that would be expected domestically.

          The above factors, and related unpredictability, could place the value of our operations and business relationships in overseas markets at risk, which could materially adversely affect our business and results of operations.

We are subject to risks related to conducting business in foreign currencies.

          Our Australian, Canadian, South African, Brazilian, Chilean and British aftermarket parts sales are denominated in the currencies of those nations, and the majority of our service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars. As a result, an increase in the value of the United States dollar relative to these nations’ currencies would decrease the United States dollar equivalent of aftermarket sales earned abroad without decreasing the United States dollar value of a portion of the expenses associated with overseas sales. We do not hedge currency exposures related to our aftermarket business, which is naturally hedged only in part through the incurrence of part of the associated labor, operating expenses and ancillary costs in local currencies.

          Currency controls, devaluations, trade restrictions and other disruptions in currency convertibility and in the market for currency exchange could limit our ability to convert revenues earned abroad into United States dollars in a timely way. This could adversely affect our ability to service our United States dollar indebtedness, fund our United States dollar costs, finance capital expenditures and pay dividends on our common stock.

We operate in a highly competitive industry.

          Methods of competition are diverse and include price, customer relationships, lead times, operating costs, product productivity, design and performance, reliability, warranty, service, delivery and other commercial factors. In the aftermarket, we compete with P&H, Atlas Copco AB and numerous independent firms that produce copies of the parts manufactured by us and other original equipment manufacturers. In electric mining shovels and draglines, we compete almost exclusively with P&H, although for certain applications our electric mining shovels may also compete against hydraulic shovels made by other manufacturers. In the market for rotary blasthole drills, our primary competitors are P&H and Atlas Copco AB. In China and Russia, we also face some limited competition from regional and domestic equipment manufacturers. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

          Certain of our competitors may be larger or have greater financial, marketing, manufacturing or distribution resources than we do. Demand for our products may be affected by our ability to respond to downward pricing pressure from our competitors or to continue to provide shorter lead time and quicker delivery of our products than our competitors. We cannot assure you that our products will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers. If we are unable to do so, our operating results could be materially adversely affected.

If we fail to offer technologically advanced equipment to our customers, demand for our products may be materially adversely affected.

          Increasingly, mining companies must have accurate, detailed and up-to-date information on their machines and their mines in order to compete efficiently and effectively. The growth and integration of technologies such as wireless communication, GPS, onboard electronics and operation management software allows mining systems to be monitored, optimized and integrated throughout the mine, and provides more precise and safer methods for extracting materials. We believe that our mining industry customers are focused on improving automation, standardization and consolidation of machines and mining operations. In that regard, we concentrate on producing technologically advanced machines that allow our customers to conduct cost-efficient operations. To remain competitive, we believe we must develop new and innovative products on an on-going basis. If we are unable to continue developing new and innovative products that incorporate technological advancements and meet the evolving requirements of our customers, or if we are unable to successfully bring such products to market, or if our competitors produce and sell equipment that is more technologically advanced than ours, the demand for our mining equipment could be materially adversely affected.

Regulations affecting the mining industry or electric utilities may reduce demand for our products and services.

          Our principal customers are surface mining companies. Many of these customers supply coal as a power generating source for the production of electricity in the United States and other industrialized regions and emerging markets around the world. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions in which they operate, including those with a direct impact on mining activities and those indirectly affecting their businesses, such as applicable environmental laws and regulations governing the operation of electric utilities. As a result of changes in regulations and laws relating to the operation of mines, our customers’ mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power. Initiatives to regulate mercury emissions, and initiatives targeting acid rain or greenhouse gas emissions, could significantly depress coal consumption in Western economies. If demand for coal declines, demand for our products will also decline, which would have a material adverse effect on our business.

Labor disruptions could adversely affect our operations.

          As of December 31, 2006, approximately 415 of our employees at our South Milwaukee and Milwaukee, Wisconsin and Memphis, Tennessee facilities were unionized. Our five and one-half year contract with the United Steel Workers of America representing hourly workers at our South Milwaukee and Milwaukee facilities and our three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing workers at our Memphis warehouse facility expire in April 2010 and September 2008, respectively. After expiration of these agreements, we cannot assure you that we will be able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, certain of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity.

          In addition, the workforces of many of our suppliers and our transportation providers are unionized. If they are disrupted by labor issues, delivery of parts and materials to us could be reduced or delayed. Many of our customers have unionized work forces, and work stoppages experienced by our customers could cause us to lose sales or incur increased costs.

We may be adversely affected by environmental and safety regulations or concerns.

          We are subject to increasingly stringent environmental and occupational health and safety laws and regulations in the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are currently in compliance in all material respects with these laws and regulations, we cannot assure you that we have always on a historical basis complied, or will continue to comply, with these requirements. If we are not in compliance with these laws and regulations, we may incur remediation obligations or other costs in excess of amounts reserved, or fines, penalties or suspension of production. We may be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

          In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs to us or to our customers and adversely affect the sales of our products and future operating results. These requirements may change in the future in a manner that could require us to make capital and other expenditures, which could have a material adverse effect on our business, results of operations and financial condition.

We may have to apply significant cash to meet our unfunded pension obligations, and these obligations are subject to increase.

          A substantial majority of our United States employees participate in our defined benefit pension plans and we also provide certain postretirement benefits. As of December 31, 2006, our unfunded pension and postretirement benefit liability totaled approximately $44.9 million. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the under-funded status of our plans and affect the level and timing of required cash contributions in 2007 and after.

Our continued success depends in part on our ability to protect our intellectual property.

          Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent law, to protect our intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. Our inability to protect our proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are, and may be in the future, subject to product liability and other lawsuits related to past and current activities.

          The sale and servicing of complex, large scale machinery used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the machinery and the health and safety of the workers who operate and come into contact with the machinery. For example, we have been named as a co-defendant as of December 31, 2006, in approximately 290 personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. These types of claims, and product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While we maintain product liability and other insurance to cover claims of this nature, including coverage for the historical periods during which the pending claims of which we are aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations as well as limitations on contingencies covered. Also, we cannot assure you that we will be able to obtain insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential future claims. These lawsuits and future lawsuits against us could be resolved in a manner that materially and adversely affects our product reputation, business, financial condition or results of operations.

Risks Related to Our Pending Acquisition of DBT

We may not be able to complete the acquisition of DBT.

          Our share purchase agreement with RAG is subject to various closing conditions and termination provisions. We cannot assure you that we will successfully close the transaction on the terms or time frame previously disclosed or at all. If we are unable to complete the acquisition of DBT, our future growth may be adversely affected.

We may encounter difficulties in integrating DBT’s operations that may have a material adverse impact on our future growth and operating performance.

          If we complete the acquisition of DBT, full realization of the benefits and synergies of the acquisition will require selective integration of certain aspects of DBT’s manufacturing, engineering, administrative, sales and marketing and distribution functions, as well as some integration of DBT’s multiple information systems platforms and processes, which can be a long and difficult process and can require substantial attention from our management team and involve substantial expenditures. Even if we are able to successfully integrate the selective operations of DBT, we may not be able to realize the benefits and synergies of the acquisition, either in the amount or within the time frame that we expect, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated benefits and synergies may be affected by a number of factors, including the following:

•	The use of more cash or other financial resources on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to the acquisition, which may offset the cost savings and other synergies from the acquisition; and

•	our ability to avoid labor disruptions in connection with any integration.

          We cannot assure you that we will be able to integrate the selective operations of DBT successfully, that we will be able to realize anticipated benefits and synergies from the acquisition or that we will be able to operate the DBT business as profitably as anticipated after the acquisition.

To the extent we increase our debt service obligations to finance the acquisition of DBT, we may have less cash flow available for business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

          We have received a financing commitment from Lehman Brothers to fund the cash purchase price for the DBT transaction. We currently expect that this financing will provide us with up to $1.23 billion of senior secured credit facilities, including an $825 million term loan that we will use to finance the DBT acquisition and refinance existing debt, as well as a $400 million revolving credit facility to fund our ongoing capital needs. We are currently evaluating various more permanent capital structures that could include the issuance of a combination of debt and/or equity securities.

          Our total long-term debt as of December 31, 2006 was approximately $82.3 million, which means that borrowings under our new facility will represent significantly increased aggregate debt levels for us. Our ability to make required payments of principal and interest on our increased debt levels will depend on our future performance (including the future performance of DBT), which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business (including the business of DBT) will generate sufficient cash flow from operations or that future borrowings will be available under our new credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our new credit agreement will contain financial and restrictive covenants that will limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability.

          Our increased level of debt and the covenants contained in our new credit facilities could have important consequences for our operations, including:

•	Increasing our vulnerability to general adverse economic and industry conditions and detract from our ability to successfully withstand a downturn in our markets or the economy generally;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, manufacturing capacity expansion, additional business opportunities and other general corporate activities;

•

limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, manufacturing capacity expansion, additional business opportunities and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	placing us at a competitive disadvantage compared to less leveraged competitors; and

•	making us vulnerable to increases in interest rates because debt under our new credit facility will bear interest at variable rates.

DBT may have liabilities which are not known to us.

          Because our acquisition subsidiary is purchasing the shares of DBT, it will assume DBT’s liabilities or risks after the closing of the transaction. There may be liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations of DBT. We cannot assure you that our rights to indemnification contained in our share purchase agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. After the closing of the transaction, we may learn additional information about DBT that adversely affects us, such as unknown or contingent liabilities and issues relating to compliance with applicable laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          Our principal manufacturing operations are located in South Milwaukee, Wisconsin on approximately 70 acres of land The manufacturing plant, prior to the ongoing expansion program discussed below, comprises several buildings totaling approximately 1,048,000 square feet of floor space, including approximately 798,000 square feet for manufacturing and manufacturing support. A portion of this facility houses our corporate headquarters and research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication, welding and assembly of our mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. We lease a portion of the land and buildings in the South Milwaukee complex which includes 927,685 square feet of manufacturing and office space. The term of the lease is 20 years through 2021 with the option to renew the lease for up to five five-year terms at our option. Annual rent under the lease is $1.1 million through 2016. The lease is a net lease under which we are responsible for associated taxes, utilities and insurance. We continue to own the remainder of the land and buildings in South Milwaukee.

          In response to sustained order strength, we are in the process of completing a multi-phase capacity expansion of our manufacturing facilities in South Milwaukee. The first phase of our expansion provided 110,000 square feet of new space for welding and machining of large electric mining shovel components north of Rawson Avenue and was substantially complete at the end of the third quarter of 2006. The second phase of our expansion program will further expand our new facility north of Rawson Avenue from 110,000 square feet to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction is expected to be completed in April 2007. We expect the aggregate cost of phase one and two of our expansion program to be approximately $54 million. The third phase of our expansion program, which we announced in July 2006, is intended to help us meet the continued growth of demand for machines and their components. Phase three will include the renovation and expansion of our manufacturing buildings and offices at our existing facilities south of Rawson Avenue. Our focus is on modernizing our facilities and improving manufacturing and administrative efficiencies. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during both the renovation and construction processes. We expect that phase three construction will be completed by the first quarter of 2008.

          When completed, we expect that the additional manufacturing capacity provided by our multi-phase expansion program will allow us to significantly increase the total number of electric mining shovels and draglines that we are able to produce in any given year.

          We lease a facility in Milwaukee, Wisconsin, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space, for expansion of our welding operations. The lease expires in January 2010. We also lease a facility in Memphis, Tennessee, which has approximately 90,000 square feet of floor space and is used as a central parts warehouse. This lease expires in December 2007.

          Bucyrus Canada Limited, a wholly owned subsidiary, owns a facility in Edmonton, Alberta, Canada. An outstanding mortgage loan at Bucyrus Canada Limited is collateralized by this facility.

          We own or lease administrative and sales offices in the United States, Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa and have repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

          All of our domestic assets are pledged as collateral under our credit agreement.

          We believe that our domestic and foreign properties, including the ongoing expansion, taken together with our ability to purchase goods and services from outside vendors and perform work at customer sites, are sufficient to meet our production needs.

ITEM 3. LEGAL PROCEEDINGS

Product Liability

          We are normally subject to numerous product liability claims, many of which relate to products no longer manufactured by us or our subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. Our products are operated by us and our customers’

employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. In addition, independent contractors may not be subject to state workers’ compensation regimes. We have insurance covering most of these claims and various limits of liability depending on the insurance policy year in question. We do not believe that the final resolution of these claims and other similar adverse claims which are likely to arise in the future will individually or in the aggregate have a material effect on our financial condition, results of operations or cash flows, although no assurance to that effect can be given.

Suits Alleging Exposure to Asbestos and Other Substances

          We have been named as a co-defendant as of December 31, 2006 in approximately 290 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 567 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. We do not believe that costs associated with these matters will have a material adverse effect on our financial condition, results of operations or cash flows, although no assurance to that effect can be given.

Other

          One of our wholly owned subsidiaries is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of one of our subsidiaries tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25 million to $27 million. The unrelated third party has brought a third party action against our subsidiary. Our insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. As of December 31, 2006, discovery was ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any. Therefore, we have not recorded any liability with respect to this litigation.

          Our wholly owned Australian subsidiary is a defendant in a lawsuit in Queensland, Australia relating to a contractual claim in which the plaintiff, pursuant to a contract with our subsidiary, agreed to erect a dragline sold by us to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies related to its claim that it was owed amounts for services rendered under the contract. This claim was settled by the parties in late 2006, pending finalization of dismissal of the legal proceedings, for AUS $2.7 million (US $2.1 million) plus legal costs, which have not yet been finally assessed. Based on the claim amount and estimated legal costs, we have established a reserve for its estimate of the resolution of this matter.

          We are also involved in various other litigation in the United States and abroad arising in the normal course of business. It is the belief of our management that our recovery or liability, if any, under pending litigation is not expected to have a material effect on our financial position, results of operations, or cash flows, although no assurance to that effect can be given.

Environmental and Related Matters

          Our operations and properties are subject to a broad range of federal, state, local and foreign laws and regulations relating to environmental matters, including laws and regulations governing discharges into the air and water, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and at off-site disposal locations. These laws are complex, change frequently and have tended to become more stringent over time. Future events, such as required compliance with more stringent laws or regulations, more vigorous enforcement policies of regulatory agencies or stricter or different interpretations of existing laws, could require additional expenditures by us, which may be material.

          Environmental problems have not interfered in any material respect with our manufacturing operations to date. We believe that our compliance with statutory requirements respecting environmental quality will not materially affect our capital expenditures, earnings or competitive position. We have an ongoing program to address any potential environmental problems.

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

          We have previously been named as a potentially responsible party under CERCLA and analogous state laws at sites throughout the United States. We believe we have determined our cleanup liabilities with respect to these sites and do not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows. We cannot assure, however, that we will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can we assure that we will not incur remediation liability in the future with respect to sites formerly or currently owned or operated by us, or with respect to off-site disposal locations, the costs of which could be material.

          Over the past three years, expenditures for ongoing compliance, remediation, monitoring and clean-up have been immaterial. While no assurance can be given, we believe that expenditures for compliance and remediation will not have a material effect on our future capital expenditures, results of operations or competitive position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

EXECUTIVE OFFICERS

          The following table sets forth the names and ages, as of February 23, 2007, of our executive officers, as well as the positions and offices held by those persons. Officers are elected annually and serve at the discretion of, and for the term set by, our Board of Directors.

Name	Age	Position

Timothy W. Sullivan	53	President, Chief Executive Officer and Director
John F. Bosbous	54	Treasurer
Kenneth W. Krueger	50	Chief Operating Officer
Craig R. Mackus	54	Chief Financial Officer and Secretary

          Mr. Sullivan became our president and chief executive officer in March 2004 and was previously president and chief operating officer from August 2000 to March 2004. Mr. Sullivan rejoined us in January 2000 as executive vice president. From January 1999 through December 1999, Mr. Sullivan served as president and chief executive officer of United Container Machinery, Inc. From June 1998 through December 1998, Mr. Sullivan was our executive vice president - marketing and from April 1995 through May 1998 was our vice president marketing and sales. Mr. Sullivan is also a director of Foundations Bank, Pewaukee, Wisconsin.

          Mr. Bosbous has served as our treasurer since March 1998. Mr. Bosbous was assistant treasurer from 1988 to 1998, and assistant to the treasurer from August 1984 to February 1988.

          Mr. Krueger joined us as executive vice president in December 2005 and was promoted to chief operating officer in May 2006. Mr. Krueger held the position of senior vice president and chief financial officer with A.O. Smith Corporation, a diversified manufacturing company, from August 2000 to June 2005. Mr. Krueger held various senior management positions at Eaton Corporation from July 1999 to July 2000 and Rockwell Automation from October 1983 to June 1999. He is also a director of Manitowoc Company, Inc.

          Mr. Mackus became our chief financial officer in June 2004 after serving as vice president-finance from October 2002 through June 2004, and has served as our secretary since May 1996 and as controller from February 1988 through May 2006. Mr. Mackus was our division controller and assistant corporate controller from 1985 to 1988, our manager of corporate accounting from 1981 to 1982 and 1984 to 1985, and assistant corporate controller of Western Gear Corporation from 1982 to 1984.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our Class A common stock is traded on the NASDAQ Stock Market under the symbol “BUCY”. As of February 23, 2007, there were 24 stockholders of record. The following table sets forth the high and low sales prices and dividend payments for our stock for the periods indicated.

		Price		Dividends

	High		Low

2006
First Quarter	$49.40		$34.59	$.0383
Second Quarter	60.71		37.73	$.0500
Third Quarter	53.41		38.56	$.0500
Fourth Quarter	52.12		39.87	$.0500

2005
First Quarter	$31.17		$23.13	$.0383
Second Quarter	26.50		21.07	.0383
Third Quarter	32.97		23.27	.0383
Fourth Quarter	36.17		25.48	.0383

2004
Third Quarter (1)	$23.63		$13.33	$—
Fourth Quarter	28.19		17.91	.0383

(1)	Our Class A common stock began trading on the NASDAQ Stock Market on July 23, 2004.

          On March 8, 2006, our Board of Directors authorized a three-for-two split of our Class A common stock. The stock split was payable on March 29, 2006 to stockholders of record on March 20, 2006. Our Class A common stock began trading on a split-adjusted basis on March 30, 2006. The above per share data has been adjusted to reflect this stock split.

          We made no purchases of our Class A common stock in the fourth quarter of 2006.

          The information required by Item 5 regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006 is incorporated herein by reference from the AMENDMENT AND RESTATEMENT OF THE BUCYRUS INTERNATIONAL, INC. 2004 EQUITY INCENTIVE PLAN – EQUITY COMPENSATION PLAN INFORMATION section of our Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA

          The information required by Item 6 is incorporated herein by reference from our 2006 Annual Report to Stockholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by Item 7 is incorporated herein by reference from our 2006 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 7A is incorporated herein by reference from our 2006 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by Item 8 is incorporated herein by reference from our 2006 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

          There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP with respect thereto as required by Item 9A are incorporated herein by reference from our 2006 Annual Report to Stockholders.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required by Item 10 is incorporated herein by reference from the ELECTION OF DIRECTORS, BOARD OF DIRECTORS, and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE sections of our Proxy Statement.

          The information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and information regarding our Code of Ethics for the Principal Executive Officer and Senior Financial Officers is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference from the BOARD OF DIRECTORS and COMPENSATION DISCUSSION AND ANALYSIS sections of our Proxy Statement and from the PERFORMANCE INFORMATION section of our 2006 Annual Report to Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by Item 12 is incorporated herein by reference from the SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT section of our Proxy Statement. The information required by Item 5 regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006 is incorporated herein by reference from the AMENDMENT AND RESTATEMENT OF THE BUCYRUS INTERNATIONAL, INC. 2004 EQUITY INCENTIVE PLAN – EQUITY COMPENSATION PLAN INFORMATION section of our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by Item 14 is incorporated herein by reference from the RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and AUDIT COMMITTEE REPORT sections of our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated herein by reference from this Annual Report on Form 10-K and our 2006 Annual Report to Stockholders:

			Form 10-K	Annual Report to Stockholders

	1.	FINANCIAL STATEMENTS

		Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004		X

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004		X

		Consolidated Balance Sheets as of December 31, 2006 and 2005		X

		Consolidated Statements of Common Stockholders’ Investment for the years ended December 31, 2006, 2005 and 2004		X

		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004		X

		Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004		X

		Report of Independent Registered Public Accounting Firm –Deloitte & Touche LLP		X

	2.	FINANCIAL STATEMENT SCHEDULE

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	X

		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004	X

All other schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b)		EXHIBITS

		The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.	X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
    Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 26, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” in 2006); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Milwaukee, Wisconsin
February 26, 2007

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves(1)	Balance at End of Period

	(Dollars in Thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2006	$1,499	$(61)	$(687)	$751
Year ended December 31, 2005	$1,590	$137	$(228)	$1,499
Year ended December 31, 2004	$1,472	$38	$80	$1,590

(1)	Includes effect of changes in foreign currency exchange rates.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)
February 27, 2007
By	/s/ T. W. Sullivan

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

Signature and Title	Date

/s/ Ronald A. Crutcher	February 27, 2007

Ronald A. Crutcher, Director

/s/ Paul W. Jones	February 28, 2007

Paul W. Jones, Director

/s/ Robert W. Korthals	February 28, 2007

Robert W. Korthals, Director

/s/ Gene E. Little	February 27, 2007

Gene E. Little, Director

/s/ Edward G. Nelson	February 26, 2007

Edward G. Nelson, Director

/s/ Robert L. Purdum	February 27, 2007

Robert L. Purdum, Director

/s/ T. C. Rogers	February 28, 2007

Theodore C. Rogers, Director and Chairman

/s/ Robert C. Scharp	February 28, 2007

Robert C. Scharp, Director

/s/ T. W. Sullivan	February 27, 2007

Timothy W. Sullivan, Director and Chief Executive Officer

/s/ C. R. Mackus	February 27, 2007

Craig R. Mackus, Chief Financial Officer and Secretary
(Principal Financial Officer)

/s/ M. J. Knapp	February 28, 2007

Mark J. Knapp, Corporate Controller (Principal Accounting Officer)

BUCYRUS INTERNATIONAL, INC.
EXHIBIT INDEX
TO
2006 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

2.1

Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Registrant, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K, filed December 21, 2006).

2.2

Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 8-K, filed December 21, 2006).

2.3

Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.3 to the Registrant’s Form 8-K, filed December 21, 2006).

3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2006 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed May 4, 2006).

3.2	Amended and Restated Bylaws, effective July 27, 2004 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed February 17, 2006).

4.1

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

4.2

Amended and Restated Loan and Security Agreement by and among Registrant, Minserco, Inc., Boonville Mining Services, Inc., the guarantor named therein, the lenders party thereto, GMAC Commercial Finance LLC as sole lead arranger, JP Morgan Chase Bank as documentation agent, and LaSalle Bank National Association as syndication agent, dated May 27, 2005 (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K, filed June 1, 2005).

4.3	First Amendment dated August 14, 2006 to Amended and Restated Loan and Security Agreement (incorporated by reference herein to Exhibit 10.1 to Registrant’s Form 8-K, filed October 24, 2006).

4.4	Second Amendment dated September 15, 2006 to Amended and Restated Loan and Security Agreement (incorporated by reference herein to Exhibit 10.2 to Registrant’s Form 8-K, filed October 24, 2006).

Exhibit No.	Description

4.5	Third Amendment dated October 18, 2006 to Amended and Restated Loan and Security Agreement (incorporated by reference herein to Exhibit 10.3 to Registrant’s Form 8-K, filed October 24, 2006).

10.1*	Employment Agreement between Registrant and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-Q, filed August 14, 1997).

10.2*	Bucyrus International, Inc. 1998 Management Stock Option Plan (incorporated by reference herein to Exhibit 10.17 to Registrant’s Form 10-K for year ended December 31, 1997).

10.3

Bucyrus International, Inc. 1998 Management Stock Option Plan (October 2006 Amendment and Restatement), effective October 18, 2006 (incorporated by reference herein to Exhibit 10.9 to Registrant’s Form 8-K, filed October 24, 2006).

10.4

Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for year ended December 31, 2001).

10.5

Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

10.6*

Termination Benefits Agreement between Registrant and John F. Bosbous dated March 5, 2002 (incorporated by reference herein to Exhibit 10.20 to Registrant’s Form 10-K for year ended December 31, 2002).

10.7*

Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated herein by reference to Exhibit 10.8 to Registrant’s Form 8-K, filed October 24, 2006).

10.8*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Registrant’s Form 8-K, filed October 24, 2006).

10.9*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Registrant’s Form 8-K, filed October 24, 2006).

10.10*

Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 8-K, filed October 24, 2006).

Exhibit No.	Description

10.11*

Bucyrus International, Inc. 2004 Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.12*

Bucyrus International, Inc. Non-Employee Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A (Commission File No. 333-119273), filed July 16, 2004).

10.13*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 8-K, filed October 24, 2006).

10.14*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 8-K, filed October 24, 2006).

10.15*	Bucyrus International, Inc. Executive Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 8-K, filed October 24, 2006).

10.16*

Amended and Restated Letter Agreement between Registrant and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to Registrant’s Form 10-Q, filed August 16, 2004).

10.17*	Complete and Permanent Release and Retirement Agreement between Registrant and Frank P. Bruno dated August 16, 2006.

10.18*	Form of 2007 Stock Appreciation Rights Agreement (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 8-K, filed February 22, 2007).

10.19*	Form of 2007 Restricted Share Award Agreement (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 8-K, filed February 22, 2007).

10.20*

Form of Tier 1 Key Executive Employment and Severance Agreement entered into as of February 15, 2007 between the Company and Timothy W. Sullivan (incorporated by reference herein to Exhibit 10.3 to the Registrant’s Form 8-K, filed February 22, 2007).

10.21*

Form of Tier 2 Key Executive Employment and Severance Agreement entered into as of February 15, 2007 between the Company and each of Kenneth W. Krueger and Craig R. Mackus (incorporated by reference herein to Exhibit 10.4 to the Registrant’s Form 8-K, filed February 22, 2007).

10.22*

Form of Tier 3 Key Executive Employment and severance Agreement entered into as of February 15, 2007 between the Company and John F. Bosbous (incorporated by reference herein to Exhibit 10.5 to the Registrant’s Form 8-K, filed February 22, 2007).

Exhibit No.	Description

10.23*

Amendment dated February 15, 2007 to Letter Agreement, dated July 14, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference herein to Exhibit 10.6 to the Registrant’s Form 8-K, filed February 22, 2007).

10.24*

Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference herein to Exhibit 10.7 to the Registrant’s Form 8-K, filed February 22, 2007).

13	Portions of the 2006 Annual Report to Stockholders.

14	Bucyrus International, Inc. Business Ethics and Conduct Policy (incorporated herein by reference to Exhibit 14 to Registrant’s Form 10-K for year ended December 31, 2003).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer, Controller and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.