Form 10-Q
period 2007-03-31
BUCYRUS INTERNATIONAL INC
filed 2007-05-10
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer   ☒             Accelerated filer   ☐             Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 8, 2007
Class A Common Stock, $.01 par value	32,082,901

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in thousands, except per share amounts)

	Quarter Ended March 31,
	2007	2006
Sales	$190,361	$165,653
Cost of products sold	138,283	124,780

Gross profit	52,078	40,873
Selling, general and administrative expenses	21,194	15,460
Research and development expenses	2,548	1,922
Amortization of intangible assets	446	452

Operating earnings	27,890	23,039
Interest expense	1,449	645
Other income	(288)	(133)
Other expense	265	255

Earnings before income taxes	26,464	22,272
Income tax expense	8,601	7,750

Net earnings	$17,863	$14,522

Net earnings per share data
Basic:
Net earnings per share	$.57	$.47
Weighted average shares	31,330,272	31,191,780
Diluted:
Net earnings per share	$.57	$.46
Weighted average shares	31,607,977	31,526,843

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Quarter Ended March 31,
	2007	2006
Net earnings	$17,863	$14,522
Other comprehensive income -
Foreign currency translation adjustments	504	51

Comprehensive income	$18,367	$14,573

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,285	$9,575
Receivables – net	154,401	162,535
Inventories	196,731	176,277
Deferred income taxes	12,912	11,725
Prepaid expenses and other	17,348	16,408

Total Current Assets	394,677	376,520

OTHER ASSETS:
Goodwill	47,306	47,306
Intangible assets – net	27,642	28,097
Deferred income taxes	14,960	16,117
Other assets	7,069	7,523

Total Other Assets	96,977	99,043

PROPERTY, PLANT AND EQUIPMENT:
Cost	224,482	210,604
Less accumulated depreciation	(88,385)	(85,455)

Total Property, Plant and Equipment	136,097	125,149

TOTAL ASSETS	$627,751	$600,712

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (Continued)

(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$78,115	$83,603
Accrued expenses	38,631	44,121
Liabilities to customers on uncompleted contracts and warranties	36,227	32,233
Income taxes	15,073	9,978
Current maturities of long-term debt and other short-term obligations	539	331

Total Current Liabilities	168,585	170,266

LONG-TERM LIABILITIES:
Postretirement benefits	17,675	17,313
Pension and other	33,766	34,871

Total Long-Term Liabilities	51,441	52,184

LONG-TERM DEBT, less current maturities	93,641	82,266
COMMON STOCKHOLDERS’ INVESTMENT:
Class A common stock – par value
$0.01 per share, authorized 75,000,000 shares, issued 31,719,789 shares and 31,685,767 shares, respectively	317	317
Additional paid-in capital	308,387	306,981
Treasury stock – 108,600 shares, at cost	(851)	(851)
Accumulated earnings	29,629	13,451
Accumulated other comprehensive loss	(23,398)	(23,902)

Total Common Stockholders’ Investment	314,084	295,996

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$627,751	$600,712

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Quarter Ended March 31,
	2007	2006
Net Cash Provided By Operating Activities	$9,052	$42,777

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(15,695)	(7,394)
Proceeds from sale of property, plant and equipment	33	36
Other	(55)	(80)

Net cash used in investing activities	(15,717)	(7,438)

Cash Flows From Financing Activities
Net borrowings from (repayments of) revolving credit facility	11,734	(42,730)
Proceeds from other bank borrowings and long-term debt	208	—
Payments of other bank borrowings and long-term debt	(360)	(483)
Proceeds from issuance of common stock	—	756
Tax benefit from exercise of stock options	127	4,353
Dividends paid	(1,567)	(1,199)

Net cash provided by (used in) financing activities	10,142	(39,303)

Effect of exchange rate changes on cash	233	(107)

Net increase (decrease) in cash and cash equivalents	3,710	(4,071)
Cash and cash equivalents at beginning of period	9,575	12,451

Cash and cash equivalents at end of period	$13,285	$8,380

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Continued)

(Dollars in thousands)

	Quarter Ended March 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,740	$648
Income taxes – net of refunds	1,500	2,005
Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	$2,175	$1,396

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of Bucyrus International, Inc. (the “Company”), the consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates. The Company’s operations are classified as one operating segment.

2.	Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2006 Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

3.	Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Raw materials and parts	$46,641	$45,392
Work in process	41,611	30,794
Finished products (primarily replacement parts)	108,479	100,091

	$196,731	$176,277

4.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net income per share of common stock calculations for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Net earnings	$17,863	$14,522

Weighted average shares outstanding	31,330,272	30,191,780

Basic net earnings per share	$.57	$.47

Weighted average shares outstanding	31,330,272	31,191,780
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	277,705	335,063

Weighted average shares outstanding – diluted	31,607,977	31,526,843

Diluted net earnings per share	$.57	$.46

6.	In the first quarter of 2007, the Company issued 35,725 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. 2004 Equity Incentive Plan, which on April 25, 2007 was amended, restated and renamed the Bucyrus International, Inc. Omnibus Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2009, although the vesting period for 12,725 shares may be accelerated based on the attainment of certain defined financial goals. A summary of the status of the nonvested shares as of March 31, 2007 and changes during the quarter ended March 31, 2007 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2007	198,150	$40.39
Granted on January 3, 2007	12,725	48.45
Granted on March 8, 2007	23,000	52.18
Shares vested	(46,944)	43.45

Balance at March 31, 2007	186,931	41.62

Vested or expected to vest	173,011	$41.08

The grant date fair value was based on the fair market value, as defined in the Omnibus Plan, of our Class A common stock on the date of grant. At March 31, 2007, there was $7.0 million of unrecognized compensation cost related to the nonvested shares granted under the Omnibus Plan. This cost is expected to be recognized over a weighted-average period of 2.7 years. The shares vested or expected to vest as of March 31, 2007 had an aggregate intrinsic value of $7.1 million and a weighted-average remaining contractual term of 2.7 years.

In the first quarter of 2007, the Company also granted premium nonvested shares to certain employees. These shares partially vest if specific performance levels are attained by the Company. Any nonvested premium shares credited to employees will fully cliff vest on December 31, 2009 if the employee is still employed by the Company on that date. A summary of the status of the premium nonvested shares at March 31, 2007 and changes during the quarter ended March 31, 2007 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2007	87,525	$43.08
Granted on January 3, 2007	6,362	48.45

Balance at March 31, 2007	93,887	43.45

Vested or expected to vest	49,146	$43.06

At March 31, 2007, there was $1.6 million of unrecognized compensation cost related to the premium nonvested shares, which is expected to be recognized over a period of 2.75 years. The grant date fair value of the nonvested premium shares was based on the fair market value, as defined in the Omnibus Plan, of the Company’s Class A common stock on the date of grant. The shares vested or expected to vest as of March 31, 2007 had an aggregate intrinsic value of $2.1 million and a weighted-average remaining contractual life of 2.75 years.

In the first quarter of 2007, the Company also issued SARs to certain employees pursuant to the Omnibus Plan. A summary of the status of the SARs at March 31, 2007 and changes during the quarter ended March 31, 2007 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Balance at January 1, 2007	350,100	$21.37
Granted on January 3, 2007	25,450	23.80
Granted on March 8, 2007	94,600	23.80

Balance at March 31, 2007	470,150	$21.99

Vested or expected to vest	448,903	$21.87

The SARs vest incrementally and can be settled in shares only. At March 31, 2007, there was $7.9 million of unrecognized compensation cost related to the SARs, which is expected to be recognized over a period of 2.95 years. The SARs vested or expected to vest as of March 31, 2007 had an aggregate intrinsic value of $9.8 million and a weighted-average remaining contractual life of 2.9 years. The grant date fair value of the SARs issued in the first quarter of 2007 was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	4.66%
Expected stock price volatility	42%
Expected life	7 years
Dividend yield	.41%

The risk-free interest rate was based on the current U.S. Treasury rate for a bond of seven years, the expected life of the SARs. The expected volatility was based on the historical activity of the Company’s Class A common stock. The expected life was based on the average of the vesting term of four years and the original contract term of 10 years. The expected dividend yield was based on the quarterly dividend of $.05 per share which is currently being paid on the Company’s Class A common stock.

No options to purchase shares of the Company’s common stock were granted or exercised during the first quarter of 2007. At March 31, 2007, options were outstanding to purchase 9,600 shares of the Company’s Class A common stock at a weighted average exercise price of $8.33 per share.

7.	Intangible assets consist of the following:

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(12,137)	$25,500	$(11,818)
Bill of material listings	2,856	(1,359)	2,856	(1,324)
Software	2,288	(2,178)	2,288	(2,121)
Other	674	(438)	700	(420)

	$31,318	$(16,112)	$31,344	$(15,683)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

The aggregate intangible amortization expense for the quarters ended March 31, 2007 and 2006 was $.4 million and $.5 million, respectively. The estimated future amortization expense of intangible assets as of March 31, 2007 is as follows (dollars in thousands):

2007 (remaining nine months)	$1,310
2008	1,553
2009	1,418
2010	1,418
2011	1,418
2012	1,418
Future	6,671

$15,206

8.	Environmental

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

Environmental problems have not interfered in any material respect with the Company’s manufacturing operations to date. The Company’s management believes that the Company’s compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. The Company has an ongoing program to address any potential environmental problems.

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at January 1	$5,788	$5,977
Provision	679	1,222
Charges	(760)	(811)

Balance at March 31	$5,707	$6,388

Product Liability

The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business. The Company has insurance covering most of these claims and has various limits of liability depending on the insurance policy year in question. It is the view of management that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

Asbestos Liability

The Company has been named as a co-defendant in approximately 293 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 570 plaintiffs. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

One of the Company’s wholly owned subsidiaries is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of one of the Company’s subsidiaries tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third party action against the Company’s subsidiary. The Company’s insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. As of March 31, 2007, discovery was ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any. Therefore, the Company has not recorded any liability with respect to this litigation.

A wholly owned Australian subsidiary of the Company is a defendant in a lawsuit in Queensland, Australia relating to a contractual claim in which the plaintiff, pursuant to a contract with our subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies related to its claim that it is owed amounts for services rendered under the contract. This claim was settled by the parties in late 2006, pending finalization of dismissal of the legal proceedings, for AUS $2.7 million (US $2.1 million) plus legal costs, which have not yet been finally assessed. Based on the claim amount and estimated legal costs, the Company has established a reserve for its estimate of the resolution of this matter.

9.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income in addition to net earnings from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings. The Company reports comprehensive income and accumulated other comprehensive income, which includes net earnings, foreign currency translation adjustments and pension liability adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustments	Pension Liability Adjustments	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Balance at December 31, 2006	$(4,681)	$(19,221)	$(23,902)
Changes – Quarter ended March 31, 2007	504	—	504

Balance at March 31, 2007	$(4,177)	$(19,221)	$(23,398)

10.	The Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease to retained earnings of $.1 million. At the adoption date of January 1, 2007, the Company had $.6 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At March 31, 2007, the Company had $.7 million of unrecognized tax benefits. The Company does not presently expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Periods subject to examination for the Company’s federal tax return are the 1990 through 2006 tax years. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of income tax expense. At the date of adoption of FIN No. 48, the Company had accrued $.3 million of interest and penalties.

11.	On May 4, 2007, the Company announced that it had completed its previously announced acquisition of DBT GmbH (“DBT”), a subsidiary of RAG Coal International AG, and a leading designer, manufacturer and marketer of high technology system solutions for underground coal mining. DBT is based in Lunen, Germany. Through the Company’s acquisition subsidiary, DBT Holdings GmbH, the Company acquired DBT for $710 million in cash, subject to certain closing adjustments, and 471,476 shares of the Company’s common stock with a market value of $21 million at the time of announcement of the acquisition.

In connection with and to initially fund the DBT acquisition and to refinance certain other indebtedness, the Company entered into new credit facilities totaling $1.225 billion, consisting of a $400.0 million revolving credit facility and an $825.0 million term loan facility.

On May 9, 2007, the Company agreed to sell 4,614,000 shares of its Class A common stock in a firmly underwritten public offering at a price to the public of $66.35 per share, from which it expects to receive net proceeds of $292.3 million. The Company expects the closing of this offering to occur on May 15, 2007. The Company intends to use the net proceeds from this equity offering to repay a portion of its new term loan facility used to initially finance the DBT acquisition. The Company has granted the underwriters of its public offering an option to purchase 692,100 additional shares at a price to the public of $66.35 per share to cover over-allotments. If this option were exercised in full, the Company would realize additional net proceeds of $44.0 million. The Company would expect to use these additional net proceeds to further reduce amounts outstanding under its term loan.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preamble

The following discussion and analysis and information contained elsewhere in this report contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. We caution that any such forward-looking statements are not guarantees of our future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, which are more fully described in our 2006 Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 and our prospectus supplement filed with the Securities and Exchange Commission on May 9, 2007.

All references to the “Company,” “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries, including DBT GmbH (“DBT”). All references to “Bucyrus” in the following discussion and analysis are to our surface mining business and all references to “DBT” are to our underground mining business.

Impact of DBT Acquisition

On May 4, 2007, we consummated the acquisition of DBT for a total purchase price of $731.0 million, including $710.0 million in cash and the issuance of 471,476 shares of our common stock with an initial market value of $21.0 million, subject to certain closing adjustments. The DBT acquisition will more than double the size of our company based on sales and earnings before interest income, interest expense, income taxes, depreciation and amortization (“EBITDA”). On a pro forma combined basis, as if the DBT acquisition had been consummated on January 1, 2006, our 2006 sales would have been $1.9 billion, compared to Bucyrus’ 2006 sales of $738.0 million. Similarly, our 2006 pro forma combined EBITDA would have been $252.9 million, compared to Bucyrus’ 2006 EBITDA of $116.0 million. Our pro forma combined EBITDA includes adjustments necessary to conform DBT’s financial statements, which are prepared in accordance with International Financial Reporting Standards (“IFRS”), to United States generally accepted accounting principles (“U.S. GAAP”), and to Bucyrus’ accounting policies. Our pro forma combined backlog as of December 31, 2006 would have been approximately $1.4 billion, compared to Bucyrus’ approximate $894.7 million as of such date.

The strategic benefits to us from consummating the DBT acquisition include:

•

The expansion of our product portfolio to include underground mining equipment and aftermarket support for that equipment, which enhances our capability to serve a larger segment of the global mining equipment market.

•

An increase in our pro forma combined worldwide installed original equipment base as of December 31, 2006 to an approximate replacement value of $22.0 billion from Bucyrus’ approximate replacement value of $12.6 billion as of such date. We believe that this increased installed base provides us with significantly greater opportunities to market our aftermarket parts and services. Parts typically earn a higher gross margin than our original equipment sales. Additionally, DBT’s aftermarket service business has lower market share than that of Bucyrus, which we believe presents an opportunity for growth.

•

An increased strategic presence in markets that we expect will experience substantial mining growth over the next several years, such as China and Russia. Additionally, we anticipate building upon Bucyrus’ presence in India, another market that we believe has high growth potential, to increase DBT’s share of the underground mining market in that country.

•	DBT’s advanced engineering and technology.

We initially plan to operate DBT largely as an independent organization under the supervision of our senior management. We believe that DBT has a strong senior and mid-level management team that has managed and operated DBT successfully for many years.

While we believe that there are opportunities to consolidate some of DBT’s international sales offices with Bucyrus’ sales offices and to realize increased operating efficiencies at DBT by reducing its levels of selling, general and administrative expenses and research and development expenses, these potential cost saving and synergistic opportunities may take at least several quarters to begin to implement, and any potential benefits from these actions may not be realized for at least several quarters following implementation. We expect to more fully analyze DBT’s internal organizational and operating structure and, where possible, identify appropriate opportunities for further integration and synergies over the longer term.

We expect the DBT acquisition to impact our future results of operation and financial condition in a number of ways, including the following:

•

Our reliance on coal as the principal commodity mined by the customers purchasing our equipment will increase from 53% of Bucyrus’ historical 2006 sales to approximately 79% on a pro forma 2006 combined basis. Approximately 96% of DBT’s 2006 sales were derived from sales to coal mining customers. This means that our future results of operations will be more dependent on coal commodity price levels and conditions in, and other factors affecting, the coal markets. Accordingly, our future results of operations may be subject to more pronounced cyclicality than prior to the DBT acquisition.

•

As a result of the DBT acquisition, growth in our future results of operations will likely become more dependent upon increasing our sales to emerging markets such as China, Russia and India. This means we will increase our exposure to the uncertainties and risks associated with the developing governmental, legal and economic systems in those countries, as well as nationalism initiatives, tariffs and the other risks of competing in foreign markets. Additionally, to be in a position to compete more cost effectively in the underground mining market in China, we plan to begin expanding our manufacturing capacity in China. This expansion process will likely take at least 12 to 18 months to complete, and we expect that it likely will take at least several quarters after completion until we can begin realizing its anticipated potential benefits.

•

DBT’s revenue mix is weighted more towards original equipment sales than to aftermarket parts and services sales compared to Bucyrus’ revenue mix. In 2006, 73% of DBT’s revenue was from sales of original equipment and 27% from aftermarket sales. Bucyrus’ 2006 revenue mix was 35% from original equipment sales and 65% from aftermarket sales. On a pro forma combined basis for 2006, our revenue mix would have been 58% from original equipment sales and 42% from aftermarket sales. Since aftermarket parts sales generally have higher gross margins than original equipment sales, this means that we will likely report lower gross margins in the future than we have in the past. However, we believe that this circumstance affords us a significant opportunity over time to increase the relative percentage of DBT’s aftermarket sales through DBT’s incorporation of the successful strategies and techniques that we have previously implemented at Bucyrus to substantially increase Bucyrus’ level of aftermarket sales.

•

As a percent of 2006 sales, and taking into account certain pro forma reclassification adjustments, DBT’s selling, general and administrative expenses were 15.2%, compared to 9.9% in 2006 for Bucyrus. This means that we will likely report higher selling, general and administrative expenses, as a percent of sales, in the future than we have in the past. However, we believe that this circumstance affords us an opportunity to reduce the relative level of DBT’s selling, general and administrative expenses to further enhance our combined profitability over the longer term.

•

We will be subject to higher foreign currency exchange risk because DBT transacts a substantial percentage of its business in Euros, while we sell most of our products in United States dollars, and we will be reporting our combined consolidated results in United States dollars. This means that our future results of operations may be subject to increased volatility based on relative changes in foreign currency exchange rates, particularly the Euro/dollar exchange rate.

•

We substantially increased our debt levels and debt service obligations to finance the DBT acquisition. Bucyrus’ total long-term debt as of March 31, 2007 was $93.6 million. After completion of our public stock offering described below (see “Description of Liquidity and Capital Resources - Equity Offering,”, we expect our total long-term debt to be approximately $590 million, including the debt incurred to finance the DBT acquisition and refinance certain then existing borrowings of Bucyrus and DBT, without any exercise of the underwriters’ option to purchase additional shares.

Current 2007 Outlook

After giving pro forma effect to the DBT acquisition as if it had occurred on January 1, 2007, we estimate our full year 2007 pro forma combined sales to be in the range of $1.9 to $2.0 billion and our full year 2007 pro forma combined EBITDA, without reduction for estimated non-cash stock compensation expense or any customary purchase accounting adjustments resulting from the DBT acquisition, to be in the range of $255 to $275 million. In making these estimates, Bucyrus is reaffirming its previously announced stand-alone guidance range for 2007 sales of $875 to $925 million and EBITDA, without reduction for estimated non-cash stock compensation expense, of $155 to $165 million. This financial guidance is based on our current expectations for the results of operations of both Bucyrus and DBT for the remainder of 2007, and takes into account that DBT’s 2006 results of operations benefited significantly from an influx of original equipment orders from underground mining customers that had previously deferred their new underground original equipment purchases during the prolonged prior period of weaker coal commodity prices. As a result, and in combination with the recent softening of U.S. coal commodity prices and reduced order intake levels at DBT for the first quarter of 2007 compared to the first quarter of 2006, we believe that it is likely that DBT’s 2007 sales will return to more normalized levels than the unusually high levels recognized in 2006. We anticipated and took this expected normalized level of results into account when we valued and entered into the agreement to acquire DBT.

This financial guidance is an estimate as the date of this Form 10-Q and is based on assumptions believed to be reasonable as of this date. We are providing sales and EBITDA guidance in this format due to the significant impact of the DBT acquisition on our expected 2007 results of operations, and we do not necessarily intend to regularly issue guidance in this format in the future. We expressly disclaim any current intention to update or revise this guidance, whether as a result of new information, future events or otherwise. For a description of some of the factors that could cause our actual results to differ materially from the guidance reflected above, see “Risk Factors” and “Forward-Looking Statements and Cautionary Factors” in this Form 10-Q, and we cannot assure you that we will achieve our financial guidance.

Business

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. As a result of our recently completed DBT acquisition, we now operate in two business segments: surface mining (Bucyrus) and underground mining (DBT). We now have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, China, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Brazil, Canada, China and India will be increasingly important markets for our surface mining equipment and that the United States and the emerging markets of China, Russia and India will be increasingly important markets for our underground mining equipment.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally continue to be strong in 2005 and 2006, although certain commodity prices, including coal, moderated or declined slightly during the latter part of 2006 and into 2007. Factors that could support sustained demand for these key commodities during the remainder of 2007 include continued expected economic growth in China, India and the developing world, as well as renewed economic strength in industrialized countries. As of March 31, 2007, inquiries for our surface mining equipment in all product lines remained at a high level despite the recent moderation in commodity prices, while inquiries for our underground mining equipment had returned to pre-2006 normalized levels. As of March 31, 2007, interest in our surface mining equipment continued to be strong in the oil sands region of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong.

Our aftermarket parts and service operations tend to be more consistent than our equipment sales. Our original equipment is typically kept in continuous operation from eight to 40 years by our customers, requiring regular maintenance and repair throughout their productive lives. The size of our installed base of surface mining equipment as of March 31, 2007 was approximately $12.6 billion based on estimated replacement value. On a pro forma basis giving effect to the acquisition of DBT, our combined installed base of both surface mining and underground mining equipment as of December 31, 2006 was estimated to be approximately $22.0 billion based on estimated replacement value. Our ability to provide on-time delivery of reliable parts and prompt service are important drivers of our aftermarket sales. As of March 31, 2007, aftermarket orders and inquiries continued to remain at high levels as the existing installed fleet of our original equipment is operating at very high utilization levels due to the current demand and increased prices for related mined commodities.

A substantial portion of our sales and operating earnings is attributable to our operations located outside the United States. We generally sell our surface mining original equipment, including that sold directly to foreign customers, and most of our aftermarket parts in United States dollars. DBT’s underground mining original equipment is generally sold in either United States dollars or Euros. A portion of our aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, Chile, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency, which is naturally hedged by our payment of local labor in local currency.

In our surface mining business, as of March 31, 2007, we anticipated increased sales activity for both Bucyrus’ aftermarket parts sales and original equipment sales in 2007 relative to 2006. We expect Bucyrus’ original equipment sales to increase in 2007, driven by customer expectations of sustained strength in the coal, copper, oil sands and iron ore markets, ongoing and rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. While we expect that the current commodity demand will continue for the near term, original equipment sales may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. We also expect our aftermarket sales to increase as customers continue the trend of utilizing our parts and services in a broader range of applications on their installed base of equipment. Strong sales volume and demand as of March 31, 2007 has caused us to hire new employees, and additional hiring is expected in 2007.

In our underground mining business, as of December 31, 2006, we anticipate increased sales activity in 2007 for DBT’s aftermarket parts sales as we enhance our selling efforts for these parts and as our customers continue to use our parts and services on our large installed base of original equipment. We anticipate decreased sales activity for our underground mining original equipment in 2007 relative to 2006 because 2006 sales benefited greatly from an influx of original equipment orders from customers that had previously deferred original equipment purchases during the prior period of weaker coal commodity prices.

In response to sustained order strength for surface mining equipment, we are in the process of completing a multi-phase capacity expansion of Bucyrus’ manufacturing facilities in South Milwaukee. The first phase of our expansion provided 110,000 square feet of new space for welding and machining of large electric mining shovel components north of Rawson Avenue and was substantially complete at the end of the third quarter of 2006. The second phase of our expansion program further expanded our new facility north of Rawson Avenue from 110,000 square feet to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction was completed in April 2007. The aggregate cost of phase one and two of our expansion program was approximately $54 million, which was financed by borrowings under our then existing revolving credit facility. The third phase of Bucyrus’ expansion program, which we announced in July 2006, is intended to help us meet the continued growth of demand for our surface mining equipment and their components. The third phase includes the renovation and expansion of manufacturing buildings and offices at our existing facilities south of Rawson Avenue. Our focus is on modernizing our facilities and improving manufacturing and administrative efficiencies. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during both the renovation and construction processes. We expect that phase three construction will cost approximately $58 million. The third phase is being financed by borrowings under our revolving credit facility. Assuming that we are able to attract and retain the necessary skilled labor, the expansion, when completed, is expected to enable Bucyrus to increase its annual shovel production capacity from 10 machines in 2006 to 16 machines in 2007 and ultimately to 24 machines in 2008, as well as approximately double Bucyrus’ manufactured parts capacity. Bucyrus’ expansion also will help provide it with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that Bucyrus’ expansion will provide for improved efficiency and improved workflow. We expect Bucyrus’ capacity expansion to be substantially completed by the end of the first quarter of 2008.

Over the past three years, we have increased Bucyrus’ gross profits by reducing manufacturing overhead variances, achieving productivity gains, improving equipment margins and increasing higher margin aftermarket parts and services business. Through March 31, 2007, increasing costs of steel and other raw materials have been more than offset by the higher selling prices of Bucyrus’ products.

Installed Base

Our pro forma combined installed original equipment base of approximately $22.0 billion (calculated by estimated replacement value) as of December 31, 2006, provides the foundation for our future aftermarket sales. Over the life of certain machines, customer purchases of aftermarket parts can exceed the original purchase price of the machine. Additionally, we generally realize higher gross margins on sales of our aftermarket parts than on sales of our original equipment. Moreover, because these machines tend to operate continuously in all market conditions, with expected lives ranging from eight to 40 years, and have predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our original equipment, which is closely correlated with expectations of sustained strength in commodity markets.

Backlog

Our relative backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a predictive level of expected 2007 future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. The following table shows Bucyrus’ backlog as of March 31, 2007 and December 31, 2006, as well as the portion of Bucyrus’ backlog which is or was expected to be recognized within 12 months of these dates:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Next 12 months	$647,899	$593,828
Total	$937,612	$894,749

The increase in Bucyrus’ backlog as of March 31, 2007 from December 31, 2006 was primarily due to an increase in original equipment orders, which totaled $140.3 million for the first quarter of 2007.

DBT’s total backlog as of December 31, 2006 was $514.3 million, and the Bucyrus/DBT pro forma combined total backlog as of December 31, 2006 was $1.4 billion. DBT’s sales in 2006 benefited from an influx of original equipment orders from customers that had previously deferred their new underground making equipment purchased during the prolonged prior period of weaker coal commodity prices. As a result, and in combination with the recent softening of U.S. coal commodity prices and the substantially reduced order intake levels at DBT during the last half of 2006 compared to the last half of 2005, DBT’s backlog has decreased.

Bucyrus Results of Operations

First Quarter 2007 Compared to First Quarter of 2006

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006		% Change In Reported Amounts
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$190,361	—	$165,653	—	14.9%
Gross profit	52,078	27.4%	40,873	24.7%	27.4
SG&A	21,194	11.1	15,460	9.3	37.1
Operating earnings	27,890	14.7	23,039	13.9	21.1
Net earnings	17,863	9.4	14,522	8.8	23.0

Sales

Sales for the first quarter of 2007 were $190.4 million, an increase of 14.9% from $165.7 million for the first quarter of 2006. Original equipment sales for the first quarter of 2007 were $78.4 million, an increase of $24.9 million, or 46.6%, from $53.5 million for the first quarter of 2006. Aftermarket parts and service sales for the first quarter of 2007 were $112.0 million, a decrease of $0.2 million from $112.2 million for the first quarter of 2006. Original equipment sales were 41.2% of our sales for the first quarter of 2007 compared to 32.3% for the quarter of 2006. The increase in original equipment sales highlights the ongoing global demand for our products and services, which is being driven by customer expectations of sustained strength in the coal, copper, oil sands and iron ore markets, ongoing and rapid industrialization in parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. Approximately $1.3 million of the increase in sales for the first quarter of 2007 was attributable to a weakening United States dollar, which primarily impacted aftermarket sales (see “Foreign Currency Fluctuations” below).

Gross Profit

Gross profit for the first quarter of 2007 was $52.1 million, or 27.4% of sales, compared with $40.9 million, or 24.7% of sales, for the first quarter of 2006. The increase in gross profit was primarily due to increased original equipment sales as well as improved gross margins on both original equipment and aftermarket parts and services. Gross margin increased as the increasing price of steel and other raw materials was more than offset by the higher selling prices of our products. Gross profit for the first quarters of 2007 and 2006 were reduced by $0.5 million and $0.3 million, respectively, of training costs for employees hired at our manufacturing facilities in Milwaukee and South Milwaukee. We are continuing to hire and train new employees to support our increased capacity initiatives. Gross profit for the first quarter of 2007 and 2006 was also reduced by $1.3 million of additional depreciation expense in each respective quarter as a result of the purchase price allocation to plant and equipment in connection with prior acquisitions of companies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2007 were $21.2 million, or 11.1% of sales, compared with $15.5 million, or 9.3% of sales, for the first quarter of 2006. The dollar amount of selling, general and administrative expenses in the first quarter of 2007 approximated the amount of selling, general and administrative expenses recognized in the fourth quarter of 2006. Selling, general and administrative expenses for the first quarter of 2007 included $1.7 million related to non-cash stock-based employee compensation compared to $0.6 million for the first quarter of 2006. Selling, general and administrative expenses also increased as result of our hiring of additional employees to support our projected sales growth and increased plant capacity. We expect continued increases in selling, general and administrative expenses due to increased sales volumes. Foreign currency transaction losses for the first quarter of 2007 were $0.4 million compared with a gain of $0.3 million for the first quarter of 2006.

Research and Development Expenses

Research and development expenses for the first quarter of 2007 and 2006 were $2.5 million and $1.9 million, respectively. The increase was in part due to the continuing development of electrical and machine upgrade systems.

Operating Earnings

Operating earnings for the first quarter of 2007 were $27.9 million, or 14.7% of sales, compared with $23.0 million, or 13.9% of sales, for the first quarter of 2006. Operating earnings for the first quarter of 2007 increased from the first quarter of 2006 primarily due to increased gross profit resulting from an increased original equipment sales volume and improved gross margins on both original equipment and aftermarket parts and services.

Interest Expense

Interest expense for the first quarter of 2007 was $1.4 million compared with $0.6 million for the first quarter of 2006. We capitalized $0.4 million of interest during the first quarter of 2007 as a part of the cost of our expansion program. The increase in interest expense in the first quarter of 2007 was due to increased revolver borrowings to finance Bucyrus’ expansion program. We expect our interest expense to substantially increase for the remainder of 2007 as a result of our increased borrowing levels resulting from the DBT acquisition. See “Description of New Credit Facilities” below.

Income Taxes

Income tax expense for the first quarter of 2007 was $8.6 million compared to $7.8 million for the first quarter of 2006. U.S. and foreign taxes are calculated at applicable statutory rates. The change in the effective tax rate was primarily due to the mix of our domestic and foreign earnings.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarters ended March 31, 2007 and 2006 in each case compared to the same quarter in the prior year:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Increase in sales	$1,313	$443
Increase (decrease) in gross profit	(135)	226
Increase (decrease) in operating earnings	(74)	160

EBITDA

EBITDA for the first quarter was $32.2 million, an increase of 20.8% compared to $26.6 million for the first quarter of 2006. As a percentage of sales, EBITDA for the first quarter of 2007 was 16.9%, compared to 16.1% for the first quarter of 2006. EBITDA includes the impact of non-cash stock compensation expense, severance expenses and loss on sales of fixed assets. EBITDA is presented (i) because we use EBITDA to measure our liquidity and financial performance and (ii) because we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under U.S. GAAP as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Net earnings	$17,863	$14,522
Interest income	(212)	(114)
Interest expense	1,449	645
Income tax expense	8,601	7,750
Depreciation	3,748	3,107
Amortization (1)	711	706

EBITDA (2)	32,160	26,616
Changes in assets and liabilities	(15,057)	23,822
Non-cash stock compensation expense	1,692	578
Loss on sale of fixed assets	95	42
Interest income	212	114
Interest expense	(1,449)	(645)
Income tax expense	(8,601)	(7,750)

Net cash provided by operating activities	$9,052	$42,777

Net cash used in investing activities	$(15,717)	$(7,438)

Net cash provided by (used in) financing activities	$10,142	$(39,303)

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)	The following table shows certain charges that were deducted in calculating EBITDA for each of the periods presented. These items include (a) non-cash stock compensation expense related to Bucyrus’ equity incentive plans, (b) severance expenses for personnel changes in the ordinary course and (c) loss on sales of fixed assets in the ordinary course. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Non-cash stock compensation expense	$1,692	$578
Severance expenses	473	272
Loss on sales of fixed assets	95	42

	$2,260	$892

DBT Results of Operations

DBT’s historical consolidated financial statements have been prepared in accordance with IFRS, which differ in certain material respects from U.S. GAAP. For a discussion of certain significant differences between IFRS and U.S. GAAP, see note 30 to DBT’s audited consolidated financial statements included in our prospectus supplement filed on May 9, 2007 with the Securities and Exchange Commission, which reconciles DBT’s net profits and shareholders’ equity as reported under IFRS to U.S. GAAP. We are in the process of reviewing DBT’s accounting policies and financial statement classifications. As a result of this review, it may become necessary to make additional reclassifications to the consolidated financial information of DBT and its subsidiaries on a prospective basis.

First Quarter 2007

DBT has not been a United States reporting company and has not historically prepared quarterly financial statements on a basis consistent with the audited financial statements of DBT included in the prospectus supplement referred to above. As a result, DBT has not prepared financial statements for the first quarter of 2007 or 2006 on a basis that is directly comparable to the DBT audited financial information. Although DBT’s quarterly results are not necessarily indicative of the results to be expected for the remainder of 2007, we expect that DBT’s sales for 2007 will return to more normalized levels than were recognized in 2006. For the first quarter of 2007, DBT’s order intake, which we define as firm purchase orders booked during the period, was approximately $250 million, a decrease of 15.5% compared to order intake of approximately $296 million for the first quarter of 2006, but an increase of 81.2% and 41.2% compared to DBT’s order intake of approximately $138 million and $177 million for the third and fourth quarters of 2006, respectively. We believe this decrease reflects the fact that the first half of DBT’s 2006 results of operations benefited significantly from an influx of original equipment orders from underground mining customers that had deferred their original equipment purchases during the prolonged prior period of weaker coal commodity prices. We further base our expected decrease in DBT’s 2007 revenues on the combination of the recent softening of U.S. coal commodity prices and our projected decreased demand for DBT’s original equipment from the unusually high levels of demand in the last half of 2005 and the first half of 2006. We anticipated and took into account these expected normalized levels of results when we valued and entered into the agreement to acquire DBT and have incorporated these expectations into our estimated range of 2007 pro forma combined sales and EBITDA. See “—Current 2007 Outlook” above.

Description of Liquidity and Capital Resources

Description of New Credit Facilities

On May 4, 2007, we entered into new $1.225 billion credit facilities to finance the DBT acquisition and refinance certain existing indebtedness at both Bucyrus and DBT. Our new credit facilities include a secured revolving credit facility of $400.0 million which matures on May 4, 2012 and an $825.0 million term loan facility with a maturity date of May 4, 2014. In addition, our credit facilities will also provide us with the ability to increase the borrowing capacity by entering into a €50 million unsecured German revolving facility. Bucyrus is the borrower under both the secured revolving credit facility and the term loan facility. The credit facilities replaced our existing $200.0 million revolving credit facility. The secured revolving facility includes a sub-limit for multicurrency revolving borrowings of up to $125.0 million and swing-line borrowings of up to $25.0 million. The entire secured revolving credit facility may be used for letters of credit.

Borrowings under the secured revolving credit facility bear interest, payable no less frequently than quarterly, at (1) LIBOR plus 1.75%, for U.S. dollar-denominated LIBOR loans, subject to positive or negative adjustment based on final syndication of the facilities, (2) a base rate determined by reference to the greater of the U.S. prime lending rate and the federal funds rate plus 0.50%, in each case plus 0.75%, for U.S. dollar-denominated base rate loans and (3) EURIBOR plus 1.75%, for Euro-denominated loans. Borrowings under the term loan facility bear interest, payable no less frequently than quarterly, at (a) LIBOR plus 1.75%, for U.S. dollar-denominated LIBOR loans, subject to positive or negative adjustment based on final syndication of the facilities, (2) the base rate plus 0.75%, for U.S. dollar-denominated base rate loans and (3) EURIBOR plus 1.75%, for Euro-denominated loans. The interest rates under the secured revolving credit facility are subject to change based on our total leverage ratio. Under each credit facility, we have agreed to pay a commitment fee based on the unused portion of such facilities, payable quarterly, at rates ranging from 0.25% to 0.50% depending on our total leverage ratio, and when applicable, customary letter of credit fees.

Our obligations under the credit facilities are guaranteed, on a joint and several basis, by certain of our domestic subsidiaries. In addition, our obligations under the secured revolving credit facility and the term loan facility are secured by a security interest in substantially all of our consolidated tangible and intangible domestic assets (subject to certain exceptions), as well as 100% of the outstanding capital stock of our domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock of certain of our first-tier foreign subsidiaries.

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of May 4, 2007, we were in compliance with all covenants and other requirements in our credit facilities.

Our credit facilities require us to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and the making of certain asset sales and 50% (subject to step-downs based on our total leverage ratio) of our excess cash flow.

For further information related to our credit facilities described above, including the operating and financial covenants to which we are subject and related definitions, see our credit agreement, which has been incorporated by reference into this Form 10-Q.

As of May 4, 2007 and giving effect to the consummation of the DBT acquisition, we borrowed $825 million under our new term loan facility and approximately $53.8 million under our new revolving credit facility to fund the acquisition of DBT, refinance certain of Bucyrus’ and DBT’s existing indebtedness and fund certain closing adjustments. Immediately after the financing and closing of the acquisition of DBT, Bucyrus had approximately $171.2 million available for borrowing under its revolving credit facility (taking into account $175.0 million of issued letters of credit).

Equity Offering

On May 9, 2007, we agreed to sell 4,614,000 shares of our Class A common stock in a firmly underwritten public offering at a price to the public of $66.35 per share, from which we expect to receive net proceeds of $292.3 million. We expect the closing of this offering to occur on May 15, 2007. We intend to use the net proceeds from this equity offering to repay a portion of our new term loan facility used to initially finance the DBT acquisition. We have granted the underwriters of our pubic offering an option to purchase 692,100 additional shares at a price to the public of $66.35 per share to cover over-allotments. If this option were exercised in full, we would realize additional net proceeds of $44.0 million. We would expect to use these additional net proceeds to further reduce amounts outstanding under our term loan.

Cash Requirements

During the remainder of 2007, we anticipate strong cash flows from operations due to continued strength in both surface mining and underground mining aftermarket parts sales, as well as continued high demand for our surface mining original equipment. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of the original equipment and do not believe that original equipment sales will have a material negative effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facility. If additional borrowings are necessary during the remainder of 2007, we believe we have sufficient capacity under our revolving credit facility. See “Description of New Credit Facilities” above.

Bucyrus’ capital expenditures for the first quarter of 2007 were $14.8 million compared with $8.8 million for the first quarter of 2006. Included in capital expenditures for the first quarters 2007 and 2006 were $9.1 million and $4.1 million, respectively, related to Bucyrus’ expansion program. The remaining expenditures consisted primarily of production machinery at Bucyrus’ main manufacturing facility. Including the requirements of DBT beginning from and after the May 4, 2007 closing date of the DBT acquisition, we expect combined Bucyrus/DBT capital expenditures in 2007 to be between $105.0 million and $115.0 million, which includes Bucyrus’ continued expansion in South Milwaukee and the upgrade and replacement of its manufacturing equipment to support our increased surface mining sales activity. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during the remainder of 2007.

As of March 31, 2007, we had contractual obligations of approximately $12.0 million with respect to Bucyrus’ expansion program. As of March 31, 2007, there have been no other material changes to the contractual obligations with respect to Bucyrus’ purchase obligations and operating leases and rental and service agreements as presented in the Company’s 2006 Annual Report to Stockholders.

As of May 4, 2007 and giving effect to the financing of the DBT acquisition and the refinancing of certain of Bucyrus’ and DBT’s credit facilities, there were approximately $175 million of standby letters of credit outstanding under our new revolving credit facility.

We believe that cash flows from operations and our revolving credit facility will be sufficient to fund our cash requirements for the next 12 months. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Sources and Uses of Cash

Bucyrus had $13.3 million of cash and cash equivalents as of March 31, 2007. All of this cash was located at various foreign subsidiaries and will be used for working capital purposes. Cash receipts in the United States are applied against our revolving credit facility.

Operating Cash Flows

During the first quarter of 2007, Bucyrus generated cash from operating activities of $9.1 million compared to $42.8 million for the first quarter of 2006. The decrease in cash flows from operating activities was primarily the result of increased inventory levels to support future sales activity.

Receivables

We recognize revenues on original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of March 31, 2007, Bucyrus had $154.4 million of accounts receivable compared to $162.5 million of accounts receivable as of December 31, 2006. Receivables as of March 31, 2007 and December 31, 2006 included $82.8 million and $77.0 million, respectively, of revenues from long-term contracts which were not billable at these dates.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with Statement of Position No. 81-1, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

Financing Cash Flows

As of March 31, 2007, Bucyrus had $90.5 million of borrowings under our previous revolving credit facility at a weighted average interest rate of 6.8%. The amount available for borrowings under the previous revolving credit facility as of March 31, 2007 was $58.3 million.

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of our 2006 Annual Report to Stockholders. There have been no material changes to these policies.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. If market conditions warrant, interest rate swaps may be used to adjust interest rate exposures, although none have been used to date. At March 31, 2007, a sensitivity analysis was performed for our floating rate debt obligations. Based on this sensitivity analysis, we have determined that a 10% change in the weighted average interest rate as of March 31, 2007 would have the effect of changing our interest expense on an annual basis by approximately $0.6 million.

In connection with and to initially fund the DBT acquisition and to refinance certain other indebtedness, we entered into new credit facilities on May 4, 2007. Proceeds from our public offering of common stock were used to reduce borrowings under our new credit facilities. As a result, on a prospective basis, a 10% change in interest rates will have the effect of changing our annual interest expense by an amount different from the amount disclosed above.

Foreign Currency

As a result of the DBT acquisition, we are now subject to substantially higher foreign currency exchange risk because DBT sells a significant amount of its products in Euros, while Bucyrus sells most of its products in United States dollars, and we will be reporting our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the Euro, relative to other nations’ currencies, would decrease the United States dollar or Euro equivalent of DBT’s sales earned without decreasing the United States dollar or Euro value of the expenses associated with its sales.

Additionally, most of our aftermarket parts sales in Australia, South Africa, Brazil and the United Kingdom are denominated in the currencies of those nations, and the majority of our service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars and Euros. As a result, an increase in the value of the United States dollar or the Euro relative to these nations’ currencies would decrease the United States dollar or Euro equivalent of aftermarket sales earned abroad without decreasing the United States dollar or Euro value of a portion of the expenses associated with overseas sales.

Currency controls, devaluations, trade restrictions and other disruptions in currency convertibility and in the market for currency exchange could limit our ability to convert revenues earned abroad into United States dollars or Euros in a timely way. This could adversely affect our ability to service our United States dollar or Euro indebtedness, fund our United States dollar or Euro costs, finance capital expenditures and pay dividends on our common stock. Therefore, our future results of operations may be subject to increased volatility.

Based on the derivative instruments outstanding at March 31, 2007, a 10% change in foreign currency exchange rates would not have a material effect on our consolidated financial condition, results of operations or cash flows.

On a prospective basis, the acquisition of DBT on May 4, 2007 will affect our disclosure with respect to the effect that a 10% change in foreign currency exchange rates will have on our consolidated financial condition, results of operations and cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4 - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could cause our actual results to differ materially from those anticipated in such forward-looking statements and could adversely affect our actual results of operations and financial condition include, without limitation:

•	Disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our ability to attract and retain skilled labor;

•	our production capacity;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or the required time schedule;

•

the cyclical nature of the sale of new machines due to fluctuations in market prices for coal, copper, oil, iron ore and other minerals, changes in general economic conditions, interest rates, customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of our industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of its customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers’

•	our experience in the underground mining business, which is less than some of our competitors; and

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2006 Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007, our prospectus supplement filed with the Securities and Exchange Commission on May 7, 2007, the Risk Factor section below and other cautionary statements described in our subsequent reports filed with the Securities and Exchange Commission. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

The following are updated risk factors pertaining to our business than those previously set forth in our 2006 Form 10-K Annual Report.

A material disruption to our manufacturing plants could adversely affect our ability to generate revenue.

Bucyrus produces most of its surface mining equipment and aftermarket parts at its manufacturing plants in South Milwaukee and Milwaukee, Wisconsin, while DBT produces most of its underground mining equipment and aftermarket parts at its manufacturing plants in Germany, Pennsylvania and Virginia and, to a lesser extent, in Poland, China, Australia and Alabama. If operations at any of these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial condition and/or results of operations could be materially adversely affected. Any of these significant events could require us to make large unanticipated capital expenditures. Interruptions in production could increase our costs and delay our delivery of original equipment and parts in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. All of our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future profitability and cash flow, could be materially adversely affected.

We must attract and retain skilled labor in order to maintain and increase our business.

Our ability to operate profitably and expand our operations, including the realization of the desired benefits of our current production capacity expansion program, depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced machinists, welders and engineers. Also, DBT will face the retirement of a large number of skilled employees over the next five to ten years. As a result, our growth may be limited by the scarcity of skilled labor. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. Further, we may be faced with increased training costs and reduced productivity as we train new employees. If our compensation costs increase or we cannot attract and retain skilled labor, including engineers, machinists and welders, our earnings could be reduced, and production capacity and growth potential could be impaired.

Bucyrus’ production capacity may not be sufficient to meet customer demand.

Bucyrus is currently operating at very high capacity utilization levels. In addition, its backlog of firm orders for surface mining equipment was $894.7 million as of December 31, 2006, compared to $658.6 million as of December 31, 2005. Our current expectations for 2007 assume continued strong global mining growth, as well as continued growth of Bucyrus’ sales. Bucyrus is in the midst of completing the third phase of its expansion program at its South Milwaukee facility that we believe will substantially increase its surface mining equipment production capacity, assuming we can employ sufficient skilled labor. However, production capacity may not be expanded soon enough, or to a sufficient extent, to satisfy customer demand for our surface mining products. If Bucyrus is unable to commit to producing products for its customers within the timeframes they require, then these customers may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels, profitability and cash flow.

If we are unable to purchase component parts or raw materials from key suppliers, the prices of component parts or raw materials rise materially, or the costs of shipping products rise materially, our business and results of operations may be materially adversely affected.

Bucyrus purchases all of its alternating current, or AC, drives relating to surface mining equipment and certain other electrical parts pursuant to a 10-year agreement with Siemens Energy & Automation (“Siemens”). Delays, disruptions or other difficulties procuring parts from Siemens, or our inability to obtain parts from Siemens altogether could have a material adverse effect on our business and results of operations. DBT purchases components of its roof supports from three primary suppliers pursuant to written agreements. The loss of any of these three primary suppliers, or delays, disruptions or other difficulties procuring parts from these suppliers, could have a material adverse effect on DBT’s ability to timely produce its roof supports and other underground mining original equipment and, ultimately, could have a material adverse effect on our business and results of operations. Bucyrus also purchases track links, castings and forgings from suppliers with whom we have longstanding relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain or lower costs.

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

In addition, we use substantial quantities of steel in our production processes. If the price of steel or other raw materials increases further and we are unable to recover those price increases, or if availability of certain types of steel decreases and we are not able to acquire sufficient quantities of this steel, we will experience reduced margins. Any significant future delays in obtaining production inputs and other supplies could result in our delay in delivering or producing products for our customers, which could subject us to contractual damage claims or otherwise harm our business and results of operations. In addition, there recently has been consolidation within the steelmaking industry, which could impede our ability to rely on competitive balance and longstanding business relationships to procure steel on favorable terms and in a timely manner.

Bucyrus also purchases component parts and raw materials on terms extended to us by our suppliers based on our overall credit rating. We significantly increased our debt levels to fund the DBT acquisition. If our credit rating were to change adversely, our suppliers may not be willing or able to continue to extend favorable terms to us, which could negatively impact our cash flow or cause us to incur increased indebtedness under our revolving credit facility.

Some of our contracts require us to bear all costs of shipping and handling to the customer’s site. Because of the size and weight of our goods, these costs can be a significant portion of the total costs of a given contract. If transportation costs rise materially due to fuel prices or other factors, our margins could be reduced.

The industries we serve and our business are subject to significant cyclical fluctuations.

The sale of mining equipment is cyclical in nature and sensitive to a variety of factors, including fluctuations in market prices for coal, copper, oil, iron ore and other minerals, as well as alternatives to these minerals, changes in general economic conditions, interest rates, our customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures. Many factors affect the supply and demand for coal, minerals and oil and thus may affect the sale of our products and services, including:

•	commodities prices and changes in those prices;

•	the levels of commodity production;

•	the levels of mineral inventories;

•	the expected cost of developing new reserves;

•	the cost of conducting mining operations;

•	the level of mining activity;

•	worldwide economic activity;

•	substitution of new or competing inputs and mining methods;

•	national government political requirements;

•	environmental regulation; and

•	tax policies.

If demand for mining services or mining equipment utilization rates decrease significantly, then demand for our products and services (particularly demand for original equipment, which tends to be closely correlated with the strength of commodity markets and, as a result, tends to be more cyclical than aftermarket sales), will likely decrease. Future decreased demand for original equipment may impact our results of operations to a greater extent than decreased demand in prior periods since we expect the total percentage of our sales derived from the sale of original equipment versus aftermarket parts and services to increase as a result of the DBT acquisition. As a result of this cyclicality, we have experienced, and in the future could experience, extended periods of reduced sales and margins.

Because our customers’ purchasing patterns are affected by a variety of factors beyond our control, our sales and operating results may fluctuate significantly from period to period. Given the large sales prices of our equipment, one or a limited number of machines may account for a substantial portion of our sales in any particular quarter or other period. Although we recognize sales on a percentage-of-completion basis for most of our original equipment, the timing of one or a small number of contracts in any particular period may nevertheless affect our operating results. In addition, our sales and gross profit may fluctuate depending upon the sizes and the requirements of the particular contracts we enter into in that period.

As a result of the DBT acquisition, we anticipate that our consolidated sales to coal mining customers will increase substantially, which will make our results of operations more dependent on the commodity price of coal and other conditions in the coal markets.

We anticipate that our consolidated sales to coal mining customers will increase substantially, primarily as a result of the DBT acquisition. Approximately 96% of DBT’s sales in 2006 were derived from sales to coal mining customers compared to approximately 53% of Bucyrus’ sales for the same period. On a pro forma combined basis, our 2006 sales to coal mining customers accounted for approximately 79% of our total sales. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. Government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause or require such utilities to select alternative energy sources or technologies as a source of electric power. If a more economical form of electricity generation is discovered, developed or mandated, or if a current alternative source of energy such as nuclear power becomes more widely accepted or cost effective, the demand for our mining equipment could be adversely affected.

In any given year, we rely on significant customers for a large percentage of our sales.

Our business is dependent on securing and maintaining customers by promptly delivering reliable and high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly original equipment sales. In 2006, 2005 and 2004, BHP Billiton, Bucyrus’ single largest customer, accounted for approximately 13%, 14% and 12%, respectively, of its sales. DBT’s largest customer, the Shenhua Group, accounted for approximately 14% of its sales in 2006. The products that Bucyrus or DBT may sell to any particular customer depend on the size of that customer’s capital expenditure budget devoted to mining plans in a particular year and on the results of competitive bids for major projects. Additionally, Bucyrus’ top five customers in each of 2006, 2005 and 2004 collectively accounted for approximately 40%, 38% and 36%, respectively, of its sales. This trend reflects the recent consolidation within the mining industry. In addition, key sectors of the mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers could have a material adverse effect on our results of operations.

The loss of key members of our management team could adversely affect our business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of senior management and other key employees to implement our business strategy and maintain and enhance our customer and supplier relationships. We believe there are only a limited number of available qualified chief executives in our industry. We rely substantially upon the services of our executive officers, and the loss of their services or the services of other members of our management team or our inability to attract or retain other talented personnel could impede the further implementation of our business strategy, which could have a material adverse effect on our business.

We are subject to risks of conducting business in foreign countries, including emerging markets.

We derive the majority of our sales from foreign markets where we have substantial operations. During 2006, Bucyrus generated $556.4 million, or approximately 75%, of its sales outside the United States, and DBT generated a significant percentage of its sales outside the United States. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

•	tariffs and price controls;

•	trade sanctions and embargos;

•	reduction in government subsidies;

•	import or export licensing requirements;

•	economic downturns, civil disturbances or political instability;

•	employment regulations;

•	nationalism;

•	regulations regarding repatriation of earnings;

•	ability to enforce contract and intellectual property rights;

•	nationalization and expropriation; and

•	potentially burdensome taxation.

In addition, a significant portion of the international businesses of Bucyrus and DBT are conducted in emerging markets located in Asia, Africa and South America. Many of the countries in these regions have developing legal and economic systems, which add a level of uncertainty to our operations in those countries relative to those that would be expected domestically. We believe the DBT acquisition will increase our combined sales to customers in the developing markets of China and India, which will increase our exposure to the uncertainty associated with the developing governmental, legal and economic systems in those countries. We also plan to expand our manufacturing capacity in China, and the expansion process and the subsequent operation of the manufacturing facility will further increase our exposure to the uncertainties in this emerging market.

The above factors, and related unpredictability, could place the value of our operations and business relationships in overseas markets at risk, which could materially adversely affect our business and results of operations.

We are subject to risks related to conducting business in foreign currencies.

As a result of the DBT acquisition, we are now subject to substantially higher foreign currency exchange risk because DBT sells a significant amount of its products in Euros, while Bucyrus sells most of its products in United States dollars, and we will be reporting our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the Euro, relative to other nations’ currencies, would decrease the United States dollar or Euro equivalent of DBT’s sales earned without decreasing the United States dollar or Euro value of the expenses associated with its sales.

Additionally, most of our aftermarket parts sales in Australia, South Africa, Brazil and the United Kingdom are denominated in the currencies of those nations, and the majority of our service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars and Euros. As a result, an increase in the value of the United States dollar or the Euro relative to these nations’ currencies would decrease the United States dollar or Euro equivalent of aftermarket sales earned abroad without decreasing the United States dollar or Euro value of a portion of the expenses associated with overseas sales.

Currency controls, devaluations, trade restrictions and other disruptions in currency convertibility and in the market for currency exchange could limit our ability to convert revenues earned abroad into United States dollars or Euros in a timely way. This could adversely affect our ability to service our United States dollar or Euro indebtedness, fund our United States dollar or Euro costs, finance capital expenditures and pay dividends on our common stock. Therefore, our future results of operations may be subject to increased volatility.

We operate in a highly competitive industry.

Methods of competition in our business are diverse and include price, customer relationships, lead times, operating costs, productivity of equipment, design and performance, technology, reliability, warranty, service, delivery and other commercial factors. In electric mining shovels and draglines, Bucyrus competes almost exclusively with Joy Global Inc.’s P&H Mining Equipment division (“P&H”), although for certain applications its electric mining shovels may also compete against hydraulic shovels and small electric shovels made by other manufacturers. Bucyrus’ primary competitors in the rotary blasthole drills market are P&H and Atlas Copco AB. In the aftermarket business, Bucyrus competes with P&H, Atlas Copco AB and numerous independent firms that produce copies of the parts manufactured by Bucyrus and other original equipment manufacturers. In the underground mining segment, DBT competes primarily with Joy Global’s Joy Mining Machinery division for the sale of continuous miners, longwall shearers, powered roof supports and other underground mining equipment, as well as with a number of both established and emerging worldwide manufacturers of such equipment. In China and Russia, both Bucyrus and DBT also face competition from regional and domestic equipment manufacturers, including manufacturers owned directly or indirectly by governmental entities. For example, in China, the Shenhua Group, which is the largest customer for mining equipment in China and was DBT’s largest customer in 2006, has announced its intention to manufacture and purchase roof supports through a Chinese joint venture partner in which Shenhua owns an ownership interest. This circumstance could make it more difficult for us to compete effectively in China or realize some of the expected potential benefits of the DBT acquisition. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

Certain of our competitors, including Joy Global, may be larger than we are or have greater financial, marketing, manufacturing or distribution resources than we do. Demand for our products may be affected by our ability to respond to downward pricing pressure from our competitors or to continue to provide shorter lead time and quicker delivery of our products than our competitors. We cannot assure you that our products will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on customer sales. If we are unable to maintain our profit margins, our results of operations could be materially adversely affected.

If we fail to offer technologically advanced equipment to our customers, demand for our products may be materially adversely affected.

We believe that our mining industry customers are focused on improving automation, standardization and consolidation of equipment and mining operations. In that regard, we concentrate on producing technologically advanced equipment that allows our customers to conduct cost-efficient operations. To remain competitive, we believe we must develop new and innovative products on an ongoing basis. If we are unable to continue developing new and innovative products that incorporate technological advancements and meet the evolving requirements of our customers, or if we are unable to successfully bring such products to market, or if our competitors produce and sell equipment that is more technologically advanced than ours, the demand for our mining equipment could be materially adversely affected.

Regulations affecting the mining industry or electric utilities may reduce demand for our products and services.

Our principal customers are mining companies. Many of these customers supply coal as a power generating source for the production of electricity in markets around the world. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions in which they operate, including those with a direct impact on mining activities and those indirectly affecting their businesses, such as applicable environmental laws and regulations governing the operation of coal-fired power plants. As a result of changes in regulations and laws relating to the operation of mines, our customers’ mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of coal-fired power plants may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as sources of electric power. Domestic and international initiatives to regulate mercury emissions and initiatives targeting acid rain or greenhouse gas emissions could significantly depress coal consumption in Western economies. If demand for coal declines, demand for our products will also decline, which would have a material adverse effect on our business.

Labor disruptions could adversely affect our operations.

As of December 31, 2006, approximately 415 of Bucyrus’ employees in the United States were unionized, and DBT had union contracts in place covering approximately 1,400 employees. Bucyrus’ five and one-half year contract with the United Steel Workers of America representing hourly workers at the South Milwaukee and Milwaukee facilities and its three-year contract with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America representing workers at its Memphis warehouse facility expire in April 2010 and September 2008, respectively. Many of the collective bargaining agreements relating to DBT’s non-United States employees may be terminated by either the union or the employer association with a one to three month notice period (although these agreements will remain in full force and effect until a new agreement has been reached). After expiration of these agreements, we cannot assure you that we will be able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, a few of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. Additionally, DBT’s obligations under its labor agreements may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of DBT’s business, which could have a material adverse effect on our and/or DBT’s business, financial condition and/or results of operations.

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

We are subject to increasingly stringent environmental and occupational health and safety laws and regulations in the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of, or exposure to, hazardous materials. We cannot assure you that we have always on a historical basis complied, or will continue to comply, with these requirements. If we are not in compliance with these laws and regulations, we may incur remediation obligations or other costs in excess of amounts reserved, or fines, penalties or suspension of production. We may be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We may incur environmental liabilities relating to DBT’s current properties or properties that had been formerly owned or operated by DBT that may not be covered by indemnification under our Share Purchase Agreement, or with respect to which indemnification may be limited by the Share Purchase Agreement, and there can be no assurance that RAG Coal International AG (“RAG Coal”) would be able to satisfy such indemnification obligation at the time we make a claim or at all.

Our operations are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs, or has occurred, at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

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

A substantial majority of Bucyrus’ United States employees participate in its defined benefit pension plans, and Bucyrus also provides certain postretirement benefits. As of December 31, 2006, Bucyrus’ unfunded pension and postretirement benefit liability totaled $44.9 million. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of Bucyrus’ plans and affect the level and timing of required cash contributions in 2007 and after. In addition, as of December 31, 2006, DBT had $113.4 million in unfunded pension liabilities with respect to its employees, with no assets set aside to fund such obligations.

Our continued success depends in part on our ability to protect our intellectual property.

Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent law, to protect our intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. We expect that the expansion by DBT of its manufacturing capacity in China may heighten our risk of intellectual property infringement due to the pervasive nature in that country of independent firms called “will-fitters” that produce copies of the parts manufactured by DBT and other original equipment manufacturers. Our inability to protect our proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are, and may be in the future, subject to product liability and other lawsuits related to past and current activities.

The selling and servicing of complex, large scale equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with it. For example, Bucyrus has been named as a co-defendant as of December 31, 2006, in approximately 290 pending personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. DBT is also subject to various product liability and personal injury claims, including those relating to alleged asbestos and silicosis exposure. These types of claims, as well as product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While we maintain product liability and other insurance to cover varying levels of claims of this nature, including varying levels of coverage for the historical periods during which the pending claims of which we are aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations, and there are limitations on events covered by these policies. Also, we cannot assure you that we will be able to obtain insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential future claims. These lawsuits and future lawsuits against us could be resolved in a manner that materially and adversely affects our product reputation, business, financial condition and/or results of operations.

We may encounter difficulties in integrating DBT’s operations that may have a material adverse impact on our future growth and operating performance.

Full realization of the expected benefits and synergies of the DBT acquisition over time will require integration of certain aspects of DBT’s manufacturing, engineering, administrative, sales and marketing and distribution functions, as well as some integration of DBT’s multiple information systems platforms and processes. We initially plan to allow DBT to continue to be operated largely as an independent organization under the supervision of our senior management. We expect to more fully analyze DBT’s internal organizational and operating structure and, where possible, identify appropriate opportunities for further integration and synergies over the longer term. This may be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of DBT, we may not be able to realize the expected benefits and synergies of the DBT acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated benefits and synergies from the DBT acquisition may be affected by a number of factors, including the following:

•

use of more cash or other financial resources, and additional management time, attention and distraction, on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to the DBT acquisition, which may offset any potential cost savings and other synergies from the DBT acquisition;

•	our ability to realize anticipated levels of sales in emerging markets like China and India; and

•	our ability to avoid labor disruptions or disputes in connection with any integration.

Any potential cost-saving opportunities may take at least several quarters to begin to implement, and any results of these actions may not be realized for at least several quarters following implementation. We cannot assure you that we will be able to integrate the operations of DBT successfully, that we will be able to realize any anticipated benefits and synergies from the DBT acquisition or that we will be able to operate the DBT business as profitably as anticipated.

Because of the increase in our debt level and debt service obligations to finance the DBT acquisition, we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

We entered into new $1.225 billion credit facilities to fund the cash purchase price for the DBT acquisition and refinance certain existing debt and provide us with a revolving credit facility to support our future working capital needs, our operating needs and our capital expenditure plan. We expect that the net proceeds from this offering will be used to reduce a portion of our term loan facility.

Bucyrus’ long-term debt, less current maturities, as of December 31, 2006 was $82.3 million, which means that borrowings under our new credit facilities will represent significantly increased aggregate debt levels for us. Our ability to make required payments of principal and interest on our increased debt levels will depend on the future performance of the combined businesses of DBT and Bucyrus, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our new credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In addition, our new credit facilities contain financial and restrictive covenants that limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of New Credit Facilities” in this Form 10-Q.

Our increased level of debt and the more restrictive covenants contained in our new credit facilities could have important consequences for our business, results of operations and/or financial condition, including:

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	placing us at a competitive disadvantage compared to less leveraged competitors; and

•	making us vulnerable to increases in interest rates because debt under our new credit facilities will bear interest at variable rates.

In connection with the DBT acquisition, we are required to fulfill DBT’s obligations under a collective bargaining agreement, which obligations place certain restrictions on our operation of DBT for a period of time.

Pursuant to the Share Purchase Agreement with RAG Coal, we are required to fulfill certain obligations under a collective bargaining agreement covering DBT’s employees. We are not allowed to, among other things,

•	move DBT’s corporate headquarters from Lünen, Germany prior to December 31, 2009;

•	with certain exceptions, terminate more than 30 DBT employees per year prior to December 31, 2010; or

•	dispose of DBT’s German, United States or Australian business units prior to December 31, 2009.

If DBT’s order intake materially decreases from the order amounts set forth in the business plan during two consecutive fiscal quarters, and negotiations to find a mutually agreed solution which is acceptable to both us and DBT’s employees are unsuccessful, DBT would be able to terminate the collective bargaining agreement. The collective bargaining agreement otherwise terminates on December 31, 2010.

Additionally, to facilitate the DBT acquisition, we entered into a Shareholders’ Agreement with HMS Hamburg Trust GmbH, or the Hamburg Trust, a German domiciled special purpose financial intermediary. Under the terms of the Shareholders’ Agreement, the Hamburg Trust acquired non-voting equity securities (with no rights to cash flows or dividends) of DBT Holdings GmbH, which is the company that purchased the shares of DBT from RAG Coal pursuant to the Share Purchase Agreement. Pursuant to that Shareholders’ Agreement, we agreed with the Hamburg Trust that, among other things, we would not take action that would result in a breach of or deviation from the collective bargaining agreement without the consent of Hamburg Trust.

These obligations may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of DBT’s business, which could have a material adverse effect on our and/or DBT’s business, financial condition or results of operations.

DBT may have liabilities which are not known to us.

Because our acquisition subsidiary purchased the shares of DBT, it assumed DBT’s liabilities and risks after the closing of the transaction, subject to certain representations and warranties of, and indemnification rights against, RAG Coal. There may be liabilities or risks that we failed, or were unable, to discover, or that we underestimated, in the course of performing our due diligence investigations of DBT. Additionally, DBT has made previous acquisitions and we will be subject to any liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in our Share Purchase Agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to operate DBT, we may learn additional information about DBT that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

To remain compliant with the obligations imposed on us by the Sarbanes-Oxley Act of 2002, we may be required to make significant changes in the internal controls, information systems and technologies or other aspects of DBT’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies like ours to review and make certain disclosures regarding their internal controls over financial reporting. We are also required to maintain certain disclosure controls and procedures and to take certain other actions and implement certain other practices and procedures, in order to remain compliant with other sections of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations of the SEC applicable to us. We have in the past undertaken efforts, at substantial cost, to become compliant with these rules and regulations, including the documentation, testing and review of our internal controls over financial reporting under the direction of senior management and the implementation of a system of disclosure controls and procedures. We have not yet been able to adequately test or review the internal controls over financial reporting currently maintained by DBT and, as a result, do not know whether such internal controls are sufficient to allow us to identify significant deficiencies and material weaknesses in their design or operation which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information and/or detect fraud. If DBT’s internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, we may be required to use significant financial and managerial resources to implement a compliant system, or to disclose significant deficiencies or material weaknesses, which may subject us to penalties and other enforcement actions. Additionally, the integration of DBT’s financial reporting systems with our systems may take time and may cause potential delays in our external and internal reporting of our financial results during the first several quarters that we operate DBT. We may also be required to use significant financial and managerial resources to implement a system of disclosure controls and procedures at DBT to ensure that material information relating to DBT is made known to us in a timely fashion. These actions may have a material adverse effect on our business, financial condition or results of operations.

We have entered a new line of business in which certain of our competitors have substantially more experience than we do.

Through the DBT acquisition, we have entered the market for the production, sale and service of original equipment and spare parts and service for the underground mining industry, including equipment used in longwall mining, room and pillar mining, mineral processing, automation and control, transportation and material handling applications. Prior to the DBT acquisition, we manufactured and serviced original equipment only for surface mining applications and not for the underground mining industry. We cannot assure you that the business strategies applicable to our operations with respect to surface mining, or the manner in which we have implemented those strategies, will be effective in the underground mining market, or that we will be able to develop and implement alternative successful strategies, including strategies used to increase aftermarket sales and services. If we are unable to effectively manage our underground mining equipment operations or compete against our competitors who are more established in the underground mining industry, our operating results could be materially adversely affected.

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

Date May 10, 2007	/s/ Mark J. Knapp
Mark J. Knapp Corporate Controller Principal Accounting Officer

Date May 10, 2007	/s/ Craig R. Mackus
Craig R. Mackus Chief Financial Officer and Secretary Principal Financial Officer

Date May 10, 2007	/s/ Timothy W. Sullivan
Timothy W. Sullivan President and Chief Executive Officer

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit Number	Description

4.1	Credit Agreement, dated as of May 4, 2007, by and among Bucyrus International Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and La Salle Bank National Association as syndication Agents and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 7, 2007).

4.5	Fourth Amendment dated April 27, 2007 to Amended and Restated Loan and Security Agreement.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1