Form 10-Q
period 2007-06-30
BUCYRUS INTERNATIONAL INC
filed 2007-08-09
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2007
Class A Common Stock, $.01 par value	37,393,602

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$374,801	$181,804	$565,162	$347,457
Costs of products sold	278,504	134,870	416,787	259,650

Gross profit	96,297	46,934	148,375	87,807

Selling, general and administrative expenses	42,937	18,078	64,131	33,538
Research and development expenses	4,614	3,051	7,162	4,973
Amortization of intangible assets	4,452	449	4,898	901

Operating earnings	44,294	25,356	72,184	48,395

Interest expense	6,976	601	8,425	1,246
Other income	(2,009)	(258)	(2,297)	(391)
Other expense	600	255	865	510

Earnings before income taxes	38,727	24,758	65,191	47,030
Income tax expense	10,965	3,200	19,566	10,950

Net earnings	$27,762	$21,558	$45,625	$36,080

Net earnings per share data
Basic:
Net earnings per share	$.81	$.69	$1.39	$1.15
Weighted average shares	34,374,666	31,284,624	32,860,879	31,238,416

Diluted:
Net earnings per share	$.80	$.68	$1.38	$1.14
Weighted average shares	34,703,458	31,615,978	33,164,269	31,571,657

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$27,762	$21,558	$45,625	$36,080
Other comprehensive income -
Foreign currency translation adjustments	1,389	(984)	1,893	(933)
Pension liability adjustment, net of income taxes	599	—	599	—
Derivative fair value adjustments, net of income taxes	(192)	—	(192)	—

Comprehensive income	$29,558	$20,574	$47,925	$35,147

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,234	$9,575
Receivables – net	492,904	162,535
Inventories	494,124	176,277
Deferred income taxes	12,642	11,725
Prepaid expenses and other	45,471	16,408

Total Current Assets	1,076,375	376,520

OTHER ASSETS:
Goodwill	223,216	47,306
Intangible assets – net	419,236	28,097
Deferred income taxes	32,630	16,117
Other assets	37,464	7,523

Total Other Assets	712,546	99,043

PROPERTY, PLANT AND EQUIPMENT:
Cost	451,624	210,604
Less accumulated depreciation	(95,322)	(85,455)

Total Property, Plant and Equipment	356,302	125,149

TOTAL ASSETS	$2,145,223	$600,712

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$151,427	$83,603
Accrued expenses	129,337	44,121
Liabilities to customers on uncompleted contracts and warranties	173,367	32,233
Income taxes	36,464	9,978
Current maturities of long-term debt and other short-term obligations	11,335	331

Total Current Liabilities	501,930	170,266

LONG-TERM LIABILITIES:
Liabilities to customers on uncompleted contracts and warranties	23,572	940
Postretirement benefits	17,972	17,313
Pension and other	155,396	33,530
Deferred income taxes	191,695	401

Total Long-Term Liabilities	388,635	52,184

LONG-TERM DEBT, less current maturities	552,892	82,266

COMMON STOCKHOLDERS’ INVESTMENT:
Class A common stock – par value $0.01 per share, authorized 75,000,000 shares, issued 37,501,910 shares and 31,685,767 shares, respectively	375	317
Additional paid-in capital	668,055	306,981
Treasury stock – 108,600 shares, at cost	(851)	(851)
Accumulated earnings	55,789	13,451
Accumulated other comprehensive loss	(21,602)	(23,902)

Total Common Stockholders’ Investment	701,766	295,996

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,145,223	$600,712

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
Net Cash Provided By Operating Activities	$12,851	$31,296

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(38,142)	(26,426)
Proceeds from sale of property, plant and equipment	272	342
Acquisition of DBT GmbH	(723,064)	—
Other	(59)	(105)

Net cash used in investing activities	(760,993)	(26,189)

Cash Flows From Financing Activities
Net repayments of revolving credit facility	(51,039)	(8,603)
Proceeds from term loan facility	825,000	—
Payment of term loan facility	(325,000)	—
Proceeds from other bank borrowings and long-term debt	3,508	—
Payments of other bank borrowings and long-term debt	(719)	(1,066)
Payment of refinancing expenses for new credit facilities	(15,734)	—
Proceeds from issuance of common stock	336,325	756
Tax benefit from exercise of stock options	128	4,353
Dividends paid	(3,157)	(2,763)

Net cash provided by (used in) financing activities	769,312	(7,323)

Effect of exchange rate changes on cash	489	(107)

Net increase (decrease) in cash and cash equivalents	21,659	(2,323)
Cash and cash equivalents at beginning of period	9,575	12,451

Cash and cash equivalents at end of period	$31,234	$10,128

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

(DOLLARS IN THOUSANDS)

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,521	$1,408
Income taxes – net of refunds	30,370	8,191

Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	$500	$4,451

Supplemental Schedule of Non-Cash Investing and Financing Activities

On May 4, 2007, the Company purchased certain assets and assumed certain liabilities of DBT GmbH. In conjunction with the acquisition, liabilities were assumed as follows:

2007
Fair value of assets acquired	$1,356,529
Cash paid	(723,064)
Fair value of Company common stock issued	(21,782)
Receivable for cash settlement adjustments	15,583

Liabilities assumed	$627,266

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	Bucyrus International, Inc. (the “Company”) is one of the world’s leading manufacturers of large-scale excavation equipment used in surface mining and, as a result of its acquisition of DBT GmbH (“DBT”) on May 4, 2007, is also a leading designer, manufacturer and marketer of high technology system solutions for underground coal mining. Therefore, the Company now operates in two business segments: surface mining and underground mining. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States.

2.	In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates. Certain reclassifications have been made to the 2006 consolidated condensed financial statements to conform to the presentation in 2007.

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2006 Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007 and the Company’s prospectus supplement filed with the Securities and Exchange Commission on May 9, 2007 in connection with the recent public offering of its Class A common stock (see Note 6).

3.	On May 4, 2007, the Company completed its acquisition of DBT from RAG Coal International AG (“RAG Coal”). DBT is based in Lünen, Germany. Through the Company’s acquisition subsidiary, DBT Holdings GmbH, the Company acquired DBT for $710 million in cash, subject to certain closing adjustments, and 471,476 shares of the Company’s common stock with an initial market value of $21.8 million. Expenses related to the acquisition totaled $13.1 million. The net assets acquired and results of operations since the date of acquisition are included in the Company’s consolidated financial statements.

The acquisition of DBT enabled the Company to expand its product portfolio to include underground mining equipment and aftermarket support for that equipment, which enhances its capability to serve a larger segment of the global mining equipment market. The acquisition also increases the Company’s strategic presence in markets that it expects will experience substantial mining growth over the next several years.

The acquisition of DBT was accounted for under the purchase method of accounting. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities assumed based on their respective fair values as of the date of the DBT acquisition. The principles of purchase accounting require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Accordingly, the purchase price allocation is preliminary and will be adjusted upon completion of the final valuation of the acquired assets. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the date of the DBT acquisition.

The preliminary purchase price was determined as follows (dollars in thousands):

Cash	$710,000
Receivable for cash settlement adjustments	(15,583)
Issuance of common shares	21,782
Liabilities assumed	441,038
Deferred tax impact of purchase accounting	186,228
Transaction costs	13,064

Total purchase price	$1,356,529

Major categories of liabilities assumed include liabilities to customers on uncompleted contracts of $92.3 million, pension liabilities of $117.2 million, warranty liabilities of $75.0 million and trade accounts payable of $55.9 million.

The preliminary allocation of the purchase price was as follows (dollars in thousands):

Current assets	$545,251
Property, plant and equipment	205,851
Intangible assets (including goodwill of $175,910)	572,908
Other long-term assets	32,519

Total purchase price	$1,356,529

Pro Forma Results of Operations

The following unaudited pro forma results of operations assumes that the Company acquired DBT on January 1, 2006 and 2007 and includes the effects of the Company’s refinancing (see Note 5) and equity offering (see Note 6). The pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles as well as the effects of adjustments made to the carrying value of certain assets.

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(Dollar in thousands, except per share amounts)
Sales	$467,218	$552,835	$925,675	$1,039,357
Net earnings	$28,742	$50,789	$47,847	$71,345
Net earnings per share:
Basic	$.77	$1.37	$1.29	$1.93
Diluted	$.77	$1.36	$1.28	$1.91

Inventory has been adjusted to its estimated fair market value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations”. This adjustment primarily relates to finished parts which are being valued at their selling price, less cost to sell, less a selling profit. As this adjustment is directly attributed to the transaction and will not have a continuing impact, it is not reflected in the pro forma results of operations presented above. However, this inventory adjustment is resulting in a charge to cost of products sold in the period subsequent to the consummation of the acquisition of DBT during which the related inventories are sold. The estimated charge, net of tax, is approximately $21.6 million and is expected to be amortized as a charge to cost of sales during the 12 months following the closing of the DBT acquisition.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of DBT been effective on January 1, 2006 and 2007 or of future operations of the Company. Also, the pro formal financial information does not reflect the costs which the Company may incur to integrate DBT, and these costs may be material.

4.	Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Raw materials and parts	$98,814	$45,392
Work in process	182,026	30,794
Finished products (primarily replacement parts)	213,284	100,091

	$494,124	$176,277

5.	The Company entered into new credit facilities, as amended and restated on May 25, 2007, to finance the acquisition of DBT and refinance certain existing indebtedness. The new credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. The credit facilities replaced the Company’s previous $200.0 million revolving credit facility.

Borrowings under the secured revolving credit facility bear interest, payable no less frequently than quarterly, at (1) LIBOR plus between 1.25% and 1.75% (based on the Company’s total leverage ratio) for U.S. dollar denominated LIBOR loans, (2) a base rate determined by reference to the greater of the U.S. prime lending rate and the federal funds rate plus between 0.25% and 0.75% (based on the Company’s total leverage ratio) for U.S. dollar denominated base rate loans and (3) EURIBOR plus between 1.25% and 1.75% (based on the Company’s total leverage ratio) for Euro denominated loans. The interest rates under the secured revolving credit facility are subject to change based on the Company’s total leverage ratio. Under each revolving credit facility, the Company has agreed to pay a commitment fee based on the unused portion of such facilities, payable quarterly, at rates ranging from 0.25% to 0.50% depending on the total leverage ratio, and when applicable, customary letter of credit fees. Borrowings under the term loan facility bear interest, payable no less frequently than quarterly, at (a) LIBOR plus 1.50% for U.S. dollar denominated LIBOR loans, (2) the base rate plus 0.50% for U.S. dollar denominated base rate loans and (3) EURIBOR plus 1.75% for Euro denominated loans.

At June 30, 2007, the Company had borrowings under the secured revolving credit facility of $27.1 million at a weighted average interest rate of 5.9%. The amount available for additional borrowings under the secured revolving credit facility was $177.5 million (taking into account $170.4 million of issued letters of credit). At June 30, 2007, the Company also had borrowings under the term loan facility of $501.5 million at a weighted average rate of 6.7% and had borrowings under the German revolving credit facility of $3.5 million at a weighted average rate of 7.1%.

The Company’s obligations under the credit facilities are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries. In addition, the Company’s obligations under the secured revolving credit facility and the term loan facility are secured by a security interest in substantially all of its consolidated tangible and intangible domestic assets (subject to certain exceptions), as well as 100% of the outstanding capital stock of its domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock of certain of its first-tier foreign subsidiaries.

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The financial covenants require the Company to maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of June 30, 2007, the Company was in compliance with all covenants and other requirements under its credit facilities.

6.	On May 15, 2007, the Company sold 5,306,100 shares of its Class A common stock in an underwritten public offering at a price to the public of $66.35 per share, from which it received net proceeds of $336.3 million. The Company used the net proceeds from this equity offering to repay a portion of its new term loan facility used to initially finance the acquisition of DBT.

7.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net income per share of common stock calculations for the quarters and six months ended June 30, 2007 and 2006.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollar in thousands, except per share amounts)
Net earnings	$27,762	$21,558	$45,625	$36,080

Weighted average shares outstanding	34,374,666	31,284,624	32,860,879	31,238,416

Basic net earnings per share:	$.81	$.69	$1.39	$1.15

Weighted average shares outstanding	34,374,666	31,284,624	32,860,879	31,238,416
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	328,792	331,354	303,390	333,241

Weighted average shares outstanding – diluted	34,703,458	31,615,978	33,164,269	31,571,657

Diluted net earnings per share	$.80	$.68	$1.38	$1.14

8.	Intangible assets (other than goodwill) consist of the following:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(12,456)	$25,500	$(11,818)
Technology	115,000	(1,597)
Bill of material listings	2,856	(1,395)	2,856	(1,324)
Software	2,288	(2,235)	2,288	(2,121)
Customer relationships	127,000	(1,058)
Backlog	8,000	(1,333)	—	—
Other	693	(485)	700	(420)

	$281,337	$(20,559)	$31,344	$(15,683)

Unamortized intangible assets – Trademarks/Trade names	$158,458		$12,436

The estimated future amortization expense of intangible assets as of June 30, 2007 is as follows (dollars in thousands):

2007 (remaining six months)	$12,798
2008	20,156
2009	17,351
2010	17,351
2011	17,351
2012	17,351
Future	158,420

$260,778

Additional preliminary goodwill of $175.9 million was recorded in the second quarter of 2007 as part of the acquisition of DBT and was recorded as part of the underground mining segment.

9.	As described in Note 1, as a result of the acquisition of DBT on May 4, 2007, the Company now has two reportable segments: surface mining and underground mining. Prior to the acquisition of DBT, all of the Company’s operations were in surface mining and were classified as one operating segment. The new underground mining segment refers to the operations of DBT. As a result, disclosures of segment information for the prior quarter and on a year-to-date basis are not presented since the Company’s underground mining segment did not exist prior to the acquisition of DBT on May 4, 2007.

These two business segments are strategic business units that offer distinctive products and services. They are managed separately because of their unique technology, marketing and distribution requirements.

The operating income (loss) of segments does not include interest expense, other income and expense and a provision for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the operations in each segment.

The following table presents segment information as of and for the quarter ended June 30, 2007:

	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$213,595	$34,876	$5,121	$17,564	$726,697
Underground mining	161,206	11,466	7,619	3,208	1,418,526

Total operations	374,801	46,342	12,740	20,772	2,145,223
Corporate	—	(2,048)	—	—	—

Consolidated Total	$374,801	44,294	$12,740	$20,772	$2,145,223

Interest expense		(6,976)
Other income (including interest income of $759)		2,009
Other expense		(600)

Earnings before income taxes		$38,727

10.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into two interest rate swap agreements that effectively fixes the interest payments on $200.0 million of its outstanding borrowings under its term loan facility. The first swap matures on May 4, 2010 and currently fixes the variable portion of the interest rate on term loan facility borrowings in the notional amount of $150.0 million at 4.88%, plus the applicable spread based on terms of the credit facility. The second swap also matures on May 4, 2010 and currently fixes the interest rate at 5.094%, plus the applicable spread in the notional amount of $50.0 million. The swaps have been designed as cash flow hedges of LIBOR-based interest payments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the effective portion of the change in fair value of the derivatives is recorded in “Accumulated Other Comprehensive

Income,” while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swaps will be recognized as an adjustment to interest expense.

The Company also uses forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. The Company has designed these hedges as either cash flow hedges or fair value hedges under SFAS No. 133.

11.	Environmental

The Company is subject to increasingly stringent environmental and occupational health and safety laws and regulations in the countries in which it operates, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of, or exposure to, hazardous materials. The Company cannot assure that it has always on a historical basis complied, or will continue to comply, with these requirements. If the Company is not in compliance with these laws and regulations, it may incur remediation obligations or other costs in excess of amounts reserved, or fines, penalties or suspension of production. The Company may be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future.

The Company’s operations are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs, or has occurred, at or from any of our current or former properties or at a landfill or another location where the Company has disposed of hazardous materials, the Company may be held liable for the contamination, and the amount of such liability could be material.

The Company may incur environmental liabilities relating to DBT’s current properties or properties that had been formerly owned or operated by DBT that may not be covered by indemnification under the DBT purchase agreement, or with respect to which indemnification may be limited by the DBT purchase agreement, and there can be no assurance that RAG Coal would be able to satisfy such indemnification obligation at the time the Company makes a claim or at all.

In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs to the Company or to its customers and adversely affect the sales of its products and future operating results. These requirements may change in the future in a manner that could require the Company to make capital and other expenditures, which could have a material adverse effect on its business, results of operations and financial condition.

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Balance at January 1	$5,788	$5,977
Effect of DBT acquisition	75,037	—
Provision	6,545	4,599
Charges	(8,091)	(1,115)

Balance at June 30	$79,279	$9,461

Product and Asbestos Liability

The selling and servicing of complex, large scale equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with the equipment. For example, the Company has been named as a co-defendant in personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants.

DBT is also subject to various product liability and personal injury claim including those relating to alleged asbestos and silicosis exposure. These types of claims, as well as product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While the Company maintains product liability and other insurance to cover varying levels of claims of this nature, including varying levels of coverage for the historical periods during which the pending claims of which the Company is aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations, and there are limitations on events covered by these policies. It is the view of management that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

One of the Company’s wholly owned subsidiaries is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of one of the Company’s subsidiaries tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third party action against the Company’s subsidiary. The Company’s insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. As of June 30, 2007, discovery was ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any. Therefore, the Company has not recorded any liability with respect to this litigation.

12.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income in addition to net earnings from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings. The Company reports comprehensive income and accumulated other comprehensive income, which includes net earnings, foreign currency translation adjustments, pension liability adjustments and derivative fair value adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustment	Pension Liability Adjustments	Derivative Fair Value Adjustments	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Balance at December 31, 2006	$(4,681)	$(19,221)	$—	$(23,902)
Changes - Six months ended June 30, 2007	1,893	599	(192)	2,300

Balance at June 30, 2007	$(2,788)	$(18,622)	$(192)	$(21,602)

13.	The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease to retained earnings of $.1 million. At the adoption date of January 1, 2007, the Company had $.6 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At June 30, 2007, the Company had $1.3 million of unrecognized tax benefits, an increase of $.6 million from March 31, 2007. The Company does not presently expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions during the next twelve months.

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

The Company is currently in the process of evaluating the acquired FIN No. 48 liability in connection with the acquisition of DBT and its impact upon the overall purchase price allocation. DBT files income tax returns in Germany and other foreign jurisdictions.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of our industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of its customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	our experience in the underground mining business, which is less than some of our competitors; and

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2006 Annual Report to Stockholders and Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007, our prospectus supplement filed with the Securities and Exchange Commission on May 9, 2007 and other cautionary statements described in our subsequent reports filed with the Securities and Exchange Commission. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

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

Impact of DBT Acquisition

On May 4, 2007, we consummated the acquisition of DBT for a total purchase price of $731.0 million, including $710.0 million in cash and the issuance of 471,476 shares of our common stock with an initial market value of $21.8 million, subject to certain closing adjustments. The DBT acquisition has more than doubled the size of our company based on sales and earnings before interest income, interest expense, income taxes, depreciation and amortization (“EBITDA”). On a pro forma combined basis, as if the DBT acquisition had been consummated on January 1, 2006, our 2006 sales would have been $1.9 billion, compared to Bucyrus’ 2006 sales of $738.0 million. Similarly, our 2006 pro forma combined EBITDA would have been $252.9 million, compared to Bucyrus’ 2006 EBITDA of $116.0 million. Our pro forma combined EBITDA includes adjustments necessary to conform DBT’s financial statements, which are prepared in accordance with International Financial Reporting Standards

(“IFRS”), to United States generally accepted accounting principles (“U.S. GAAP”), and to Bucyrus’ accounting policies. Our pro forma combined backlog as of December 31, 2006 would have been approximately $1.4 billion, compared to Bucyrus’ $894.7 million as of such date.

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

•

As a result of the DBT acquisition, growth in our future results of operations will likely become more dependent upon increasing our sales to emerging markets such as China, Russia and India. This means we will increase our exposure to the uncertainties and risks associated with the developing governmental, legal and economic systems in those countries, as well as nationalism initiatives, tariffs and the other risks of competing in foreign markets. Additionally, to be in a position to compete more cost effectively in the underground mining market in China, we are expanding our manufacturing capacity in China. This expansion process will likely take at least 12 to 18 months to complete, and we expect that it likely will take at least several quarters after completion until we can begin realizing its anticipated potential benefits.

•

DBT’s revenue mix is weighted more towards original equipment sales than to aftermarket parts and services sales compared to Bucyrus’ revenue mix. In 2006, 73% of DBT’s revenue was from sales of original equipment and 27% from aftermarket sales. Bucyrus’ 2006 revenue mix was 35% from original equipment sales and 65% from aftermarket sales. On a pro forma combined basis for 2006, our revenue mix would have been 58% from original equipment sales and 42% from aftermarket sales. Since aftermarket parts sales generally have higher gross margins than original equipment sales, this means that we will likely report lower gross margins in the future than we have in the past. However, we believe that this circumstance affords us an opportunity over time to increase the relative percentage of DBT’s aftermarket sales through DBT’s incorporation of the successful strategies and techniques that we have previously implemented at Bucyrus to substantially increase Bucyrus’ level of aftermarket sales. In addition, DBT’s increased level of original equipment sales in 2005 and 2006 is expected to result in increased aftermarket sales in future years.

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

•

We substantially increased our debt levels and debt service obligations to finance the DBT acquisition. Our total long-term debt as of June 30, 2007 was $552.9 million compared to $82.3 million as of December 31, 2006.

Business

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. As a result of our recently completed DBT acquisition, we now operate in two business segments: surface mining (Bucyrus) and underground mining (DBT). We now have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Brazil, Canada, China and India will be increasingly important markets for our surface mining equipment and that the United States and the emerging markets of China, Russia and India will be increasingly important markets for our underground mining equipment.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally continue to be strong in 2007. Factors that could support sustained demand for these key commodities during the remainder of 2007 include continued expected economic growth in China, India and the developing world, as well as renewed economic strength in industrialized countries. As of June 30, 2007, inquiries for our surface mining equipment in all product lines remained at a high level despite the recent moderation in commodity prices, while inquiries for our underground mining equipment had returned to pre-2006 normalized levels. As of June 30, 2007, interest in our surface mining equipment continued to be strong in the oil sands region of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong.

Our aftermarket parts and service sales tend to be more consistent than our equipment sales. Our original equipment is typically kept in continuous operation from eight to 40 years by our customers, requiring regular maintenance and repair throughout their productive lives. The size of our installed base of surface mining equipment as of December 31, 2006 was approximately $12.6 billion based on estimated replacement value. On a pro forma basis giving effect to the acquisition of DBT, our combined installed base of both surface mining and underground mining equipment as of December 31, 2006 was estimated to be approximately $22.0 billion based on estimated replacement value. Our ability to provide on-time delivery of reliable parts and prompt service are important drivers of our aftermarket sales. As of June 30, 2007, surface mining aftermarket orders and inquiries continued to remain at high levels as the existing installed fleet of our surface mining original equipment was operating at very high utilization levels due to the current demand and increased prices for related mined commodities.

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

In our surface mining business, as of June 30, 2007, we anticipate increased sales activity for both aftermarket parts sales and original equipment sales for the remainder of 2007 relative to 2006. We expect Bucyrus’ original equipment sales to increase in 2007 compared to 2006, driven by customer expectations of sustained strength in the coal, copper, oil sands and iron ore markets, ongoing and rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. While we expect that the current commodity demand will continue for the near term, original equipment sales may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. We also expect our aftermarket sales to increase in 2007 compared to 2006 as customers continue the trend of utilizing our parts and services in a broader range of applications on their installed base of equipment. Strong sales volume and demand as of June 30, 2007 has caused us to hire new employees, and additional hiring is expected during the remainder of 2007.

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

In response to sustained order strength for surface mining equipment, we are in the process of completing a multi-phase capacity expansion of Bucyrus’ manufacturing facilities in South Milwaukee. The first phase of our expansion provided 110,000 square feet of new space for welding and machining of large electric mining shovel components north of Rawson Avenue and was substantially complete at the end of the third quarter of 2006. The second phase of our expansion program further expanded our new facility north of Rawson Avenue from 110,000 square feet to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction was completed in April 2007. The aggregate cost of phase one and two of our expansion program was approximately $54 million, which was financed by borrowings under our then existing revolving credit facility. The third phase of Bucyrus’ expansion program, which we announced in July 2006, is intended to help us meet the continued growth of demand for our surface mining equipment and their components. The third phase includes the renovation and expansion of manufacturing buildings and offices at our existing facilities south of Rawson Avenue. Our focus is on modernizing our facilities and improving manufacturing and administrative efficiencies. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during both the renovation and construction processes. We expect that phase three construction will cost approximately $58 million. The third phase is being financed by borrowings under our current credit facilities. Assuming that we are able to attract and retain the necessary skilled labor, the expansion, when completed, is expected to enable Bucyrus to increase its annual shovel production capacity from 10 machines in 2006 to 16 machines in 2007 and ultimately to 24 machines in 2008, as well as approximately double Bucyrus’ manufactured parts capacity. Bucyrus’ expansion also will help provide it with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that Bucyrus’ expansion will provide for improved efficiency and improved workflow. We expect Bucyrus’ capacity expansion to be substantially completed by the end of the first quarter of 2008.

In addition, we are expanding our underground mining equipment manufacturing capacity in China. This expansion will allow for increased production of several types of mobile equipment for underground mining. The expansion process will likely take at least 12 to 18 months to complete and we expect that it likely will take at least several quarters after completion until we can begin realizing its anticipated potential benefits.

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

Backlog and New Orders

Our relative backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a predictive level of expected 2007 future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. The following table shows our backlog as of June 30, 2007 and December 31, 2006, as well as the portion of our backlog which is or was expected to be recognized within 12 months of these dates:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Surface Mining:
Next 12 months	$667,355	$593,828
Total	$994,628	$894,749
Underground Mining:
Next 12 months	$465,508	—
Total	$469,057	—
Total
Next 12 months	$1,132,863	$593,828
Total	$1,463,685	$894,749

New orders related to surface mining operations for the first six months of 2007 were $298.5 million and $205.3 million for original equipment and aftermarket parts and service sales, respectively. New orders related to underground mining operations for the period May 4, 2007 to June 30, 2007 were $127.3 million and $62.2 million for original equipment and aftermarket parts and service sales, respectively. Included in surface mining original equipment orders for the second quarter of 2007 was the sale of a dragline and related equipment with a price in excess of $100.0 million that we expect will be delivered by 2010. Since we recognize revenue on a percentage of completion basis, the impact of this order will be recognized over a period of several years.

Pro forma new orders related to underground mining operations for the six months ended June 30, 2007 were $285.9 million and $167.8 million for original equipment and aftermarket parts and service sales, respectively. Pro forma new orders related to underground mining operations for the six months ended June 30, 2006 were $467.2 million and $152.3 million for original equipment and aftermarket parts and service sales, respectively.

DBT’s total backlog as of December 31, 2006 was $514.3 million, and the Bucyrus/DBT pro forma combined total backlog as of December 31, 2006 was $1.4 billion.

Results of Operations

Quarter and Six Months Ended June 30, 2007 Compared to Quarter and Six Months Ended June 30, 2006

The results of operations of DBT since the date of acquisition are included in the financial information presented below which, as a result of the shortened reporting period, may not be indicative of future results.

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)				(Dollars in thousands)
Sales	$374,801	—	$181,804	—	$565,162	—	$347,457	—
Gross profit	96,297	25.7%	46,934	25.8%	148,375	26.3%	87,807	25.3%
Selling, general and administrative expenses	42,937	11.5	18,078	9.9	64,131	11.3	33,538	9.7
Operating earnings	44,294	11.8	25,356	13.9	72,184	12.8	48,395	13.9
Net earnings	27,762	7.4	21,558	11.9	45,625	8.1	36,080	10.4

Sales

Sales for the second quarter of 2007 were $374.8 million, an increase of $193.0 million, or 106.2%, from $181.8 million for the second quarter of 2006. Original equipment sales were $189.0 million, an increase of $135.2 million, or 251.6%, from $53.8 million for the second quarter of 2006. Aftermarket parts and service sales were $185.8 million, an increase of $57.8 million, or 45.1%, from $128.0 million for the second quarter of 2006. Sales for the six months ended June 30, 2007 were $565.2 million, an increase of $217.7 million, or 62.7% from $347.5 million for the six months ended June 30, 2006. Original equipment sales were $267.4 million, an increase of $160.2 million, or 149.4%, from $107.2 million for the six months ended June 30, 2006. Aftermarket parts and service sales were $297.8 million, an increase of $57.5 million, or 23.9%, from $240.3 million for the six months ended June 30, 2006. Surface mining sales for second quarter of 2007 were $213.6 million, an increase of $31.8 million, or 17.5%, from $181.8 for the second quarter of 2006. Surface mining original equipment sales were $85.7 million, an increase of $31.9 million, or 59.5%, from $53.8 million for the second quarter of 2006, and aftermarket parts and service sales were $127.9 million, a decrease of $.1 million, or .1%, from $128.0 million for the second quarter of 2006. Surface mining sales for the six months ended June 30, 2007 were $404.0 million, an increase of $56.5 million, or 16.3%, from $347.5 million for the six months ended June 30, 2006. Surface mining original equipment sales were $164.1 million, an increase of $56.9 million, or 53.1%, from $107.2 million for the six months ended June 30, 2006, and aftermarket parts and service sales were $239.9 million, a decrease of $.4 million, or .2%, from $240.3 million for the six months ended June 30, 2006. The overall increase in surface mining sales is the result of sustained demand and increased prices of commodities that are surface mined by Bucyrus machines. Capacity constraints continue to have an impact on surface mining sales. The ongoing expansion of Bucyrus’ South Milwaukee facilities is expected to be completed by the first quarter of 2008. Underground mining sales for the second quarter and first six months of 2007 were $161.2 million and consisted of $103.3 million and $57.9 million of original equipment and aftermarket parts and service sales, respectively. Underground mining sales were at the level expected when DBT was acquired.

Gross Profit

Gross profit for the second quarter of 2007 was $96.3 million, or 25.7% of sales, compared with $46.9 million, or 25.8% of sales, for the second quarter of 2006. Gross profit for the six months ended June 30, 2007 was $148.4 million, or 26.3% of sales, compared with $87.8 million, or 25.3% of sales, for the six months ended June 30, 2006. Gross profit for the second quarter and first six months of 2007 was reduced by $6.2 million of amortization of purchase accounting adjustments as a result of the acquisition of DBT. Excluding this amortization, the gross profit percentage for the second quarter and first six months of 2007 in each case would have been 27.3%. The increases in gross profit were primarily due to the acquisition of DBT and increased surface mining original equipment sales, as well as improved gross margins on both surface mining original equipment and aftermarket parts and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2007 were $42.9 million, or 11.5% of sales, compared with $18.1 million, or 9.9% of sales, for the second quarter of 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $64.1 million, or 11.3% of sales, compared with $33.5 million, or 9.7% of sales, for the six months ended June 30, 2006. The increase in selling, general and administrative expenses was primarily due to the acquisition of DBT. Excluding the impact of the acquisition of DBT, the dollar amount of selling, general and administrative expenses in the second quarter of 2007 approximated the dollar amount of selling, general and administrative expenses recognized in recent quarters. Foreign currency transaction gains for the quarter and six months ended June 30, 2007 were $1.1 million and $.7 million, respectively, compared with losses of $0.7 million and $.4 million, respectively, for the quarter and six months ended June 30, 2006.

Research and Development Expenses

Research and development expenses for the quarter and six months ended June 30, 2007 were $4.6 million and $7.2 million, respectively, compared with $3.1 million and $5.0 million for the quarter and six months ended June 30, 2006, respectively. The increases were due to the acquisition of DBT as well as the continuing development of Bucyrus’ electrical and machine upgrade systems.

Operating Earnings

Operating earnings were $44.3 million for the second quarter of 2007, an increase of 74.7% from $25.4 million for the second quarter of 2006. Operating earnings for the six months ended June 30, 2007 were $72.2 million, an increase of 49.2% from $48.4 million for the six months ended June 30, 2006. Included in second quarter and first six months operating earnings for 2007 was $11.5 million related to the operations of DBT, which is net of $10.5 million of purchase accounting adjustments. In addition to operating earnings related to DBT operations, operating earnings for the quarter and six months ended June 30, 2007 increased primarily due to increased gross profit resulting from increased sales volume.

Interest Expense

Interest expense was $7.0 million for the second quarter of 2007 compared with $.6 million for the second quarter of 2006. Interest expense for the six months ended June 30, 2007 was $8.4 million compared with $1.2 million for the six months ended June 30, 2006. The increase in interest expense in 2007 was due to increased debt levels related to the financing of the acquisition of DBT. See “Description of New Credit Facilities” below.

Income Taxes

Income tax expense for the second quarter of 2007 was $11.0 million compared with $3.2 million for the second quarter of 2006. Income tax expense for the six months ended June 30, 2007 was $19.6 million compared with $11.0 million for the six months ended June 30, 2006. The effective rate for the second quarter of 2007 was 28.3%, which is lower than the statutory rate as a result of the implementation of the financing structure and certain one-time adjustments related to the acquisition of DBT. Income tax expense for the second quarter of 2006 was reduced by a net income tax benefit of approximately $3.7 million related to foreign tax credits. The foreign tax credits resulted from the completion of Bucyrus’ evaluation of its potential to claim additional foreign tax credits generated in previous tax periods.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and six months ended June 30, 2007 and 2006, in each case compared to the same period in the prior year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Increase in sales	$1,896	$594	$3,209	$1,037
Increase in gross profit	$563	$97	$428	$323
Increase (decrease) in operating earnings	$469	$(24)	$395	$136

EBITDA

EBITDA for the second quarter was $57.7 million, an increase of 98.4% from $29.1 million for the second quarter of 2006. As a percent of sales, EBITDA for the second quarter of 2007 was 15.4%, compared to 16.0% for the second quarter of 2006. Included in second quarter and first six months EBITDA for 2007 was $20.3 million related to the operations of DBT. EBITDA for the six months ended June 30, 2007 was $89.8 million, an increase of 61.3% from $55.7 million for the six months ended June 30, 2006. As a percent of sales, EBITDA for the six months ended June 30, 2007 was 15.9% compared to 16.0% for the six months ended June 30, 2006. EBITDA is defined as net earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA includes the impact of non-cash stock compensation expense, severance expenses, loss on sales of fixed assets and the inventory fair value purchase accounting adjustment charged to cost of products sold. EBITDA is presented (i) because we use EBITDA to measure our liquidity and financial performance and (ii) because we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under U.S. GAAP as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net earnings	$27,762	$21,558	$45,625	$36,080
Interest income	(759)	(127)	(971)	(241)
Interest expense	6,976	601	8,425	1,246
Income tax expense	10,965	3,200	19,566	10,950
Depreciation	7,688	3,133	11,436	6,240
Amortization (1)	5,052	705	5,763	1,411

EBITDA (2)	57,684	29,070	89,844	55,686

Changes in assets and liabilities	(38,273)	(38,056)	(53,330)	(14,234)
Non-cash stock compensation expense	1,365	1,166	3,057	1,744
Loss on sale of fixed assets	205	13	300	55
Interest income	759	127	971	241
Interest expense	(6,976)	(601)	(8,425)	(1,246)
Income tax expense	(10,965)	(3,200)	(19,566)	(10,950)

Net cash provided by (used in) operating activities	$3,799	$(11,481)	$12,851	$31,296

Net cash used in investing activities	$(745,276)	$(18,751)	$(760,993)	$(26,189)

Net cash provided by (used in) financing activities	$759,170	$31,980	$769,312	$(7,323)

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	The following table shows certain charges that were deducted in calculating EBITDA for each of the periods presented. These items include (a) non-cash stock compensation expense related to Bucyrus’ equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on sales of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Non-cash stock compensation expense	$1,365	$1,166	$3,057	$1,744
Severance expenses	757	469	1,230	741
Loss on sales of fixed assets	205	13	300	55
Inventory fair value adjustment charged to cost of products sold	5,631	—	5,631	—

	$7,958	$1,648	$10,218	$2,540

Description of Liquidity and Capital Resources

Description of New Credit Facilities

We entered into new credit facilities, as amended and restated on May 25, 2007, to finance the DBT acquisition and refinance certain existing indebtedness. The new credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. The credit facilities replaced our previous $200.0 million revolving credit facility.

Borrowings under the secured revolving credit facility bear interest, payable no less frequently than quarterly, at (1) LIBOR plus between 1.25% and 1.75% (based on our total leverage ratio) for U.S. dollar denominated LIBOR loans, (2) a base rate determined by reference to the greater of the U.S. prime lending rate and the federal funds rate plus between 0.25% and 0.75% (based on our total leverage ratio) for U.S. dollar denominated base rate loans and (3) EURIBOR plus between 1.25% and 1.75% (based on our total leverage ratio) for Euro denominated loans. The interest rates under the secured revolving credit facility are subject to change based on the total leverage ratio. Under each revolving credit facility, we have agreed to pay a commitment fee based on the unused portion of such facilities, payable quarterly, at rates ranging from 0.25% to 0.50% depending on the total leverage ratio, and when applicable, customary letter of credit fees. Borrowings under the term loan facility bear interest, payable no less frequently than quarterly, at (a) LIBOR plus 1.50% for U.S. dollar denominated LIBOR loans, (2) the base rate plus 0.50% for U.S. dollar denominated base rate loans and (3) EURIBOR plus 1.75% for Euro denominated loans.

At June 30, 2007, we had borrowings under the secured revolving credit facility of $27.1 million at a weighted average interest rate of 5.9%. The amount available for additional borrowings under the secured revolving credit facility was $177.5 million (taking into account $170.4 million of issued letters of credit). At June 30, 2007, we had borrowings under the term loan facility of $501.5 million at a weighted average rate of 6.7% and had borrowings under the German revolving credit facility of $3.5 million at a weighted average rate of 7.1%. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility.

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

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of June 30, 2007, we were in compliance with all covenants and other requirements in our credit facilities.

Our credit facilities require us to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and the making of certain asset sales and 50% (subject to step-downs based on our total leverage ratio) of our excess cash flow.

Equity Offering

On May 15, 2007, we sold 5,306,100 shares of our Class A common stock in a firmly underwritten public offering at a price to the public of $66.35 per share, from which we received net proceeds of $336.3 million. We used the net proceeds from this equity offering to repay a portion of our new term loan facility used to initially finance the acquisition of DBT.

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

Capital expenditures for the six months ended June 30, 2007 were $35.6 million compared with $30.9 million for the six months ended June 30, 2006. Included in capital expenditures was $3.2 related to the operations of DBT. Also included in capital expenditures for the six months ended June 30, 2007 and 2006 were $16.8 million and $21.2 million, respectively, related to Bucyrus’ expansion program. The remaining expenditures consisted primarily of production machinery at Bucyrus’ main manufacturing facility in South Milwaukee, Wisconsin. Including the requirements of DBT subsequent to the May 4, 2007 closing date of the DBT acquisition, we expect combined Bucyrus/DBT capital expenditures in 2007 to be between $85.0 million and $95.0 million, which includes Bucyrus’ continued expansion in South Milwaukee and the upgrade and replacement of its manufacturing equipment to support our increased surface mining sales activity. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during the remainder of 2007.

The following table summarizes our contractual obligations as of June 30, 2007:

	Total	1 Year or Less	2-3 Years	4-5 Years	Thereafter
	(Dollars in thousands)
Debt obligations	$564,227	$11,335	$14,495	$39,623	$498,774
Purchase obligations (1)	7,733	2,639	3,307	1,787	—
Leases and rental and service agreements	53,439	13,359	16,138	7,543	16,399
Expansion project – phase three (2)	12,102	12,102	—	—	—

Total	$637,501	$39,435	$33,940	$48,953	$515,173

(1)	Obligations related to purchase orders entered into in the ordinary course of business are excluded from the above table. Any amounts for which we are liable for goods or services received under purchase orders are reflected in the Consolidated Condensed Balance Sheets as accounts payable.
(2)	We are in the midst of a multi-phase expansion program at our South Milwaukee facility. Phases one and two have been completed, and we estimate that the cost of phase three will be approximately $58 million. We are financing the expansion program through working capital and funds available under our existing revolving credit facility as well as governmental grants and other programs.

As of June 30, 2007, there were approximately $170.4 million of standby letters of credit outstanding under our new revolving credit facilities.

We believe that cash flows from operations and our revolving credit facilities will be sufficient to fund our cash requirements for the next 12 months. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Operating Cash Flows

During the first six months of 2007, we generated cash from operating activities of $12.9 million compared to $31.3 million for the first six months of 2006. The decrease in cash flows from operating activities was primarily the result of increased inventory levels to support current and projected sales increases.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of June 30, 2007, we had $492.9 million of accounts receivable compared to $162.5 million of accounts receivable as of December 31, 2006. Receivables as of June 30, 2007 and December 31, 2006 included $184.2 million and $77.0 million, respectively, of revenues from long-term contracts which were not billable at these dates.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with AICPA Statement of Position No. 81-1 “Accounting for Performance of Construction–Type and Certain Production-Type Contracts”, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. In addition interest rate swaps are used to adjust interest rate exposures. At June 30, 2007, a sensitivity analysis was performed for our floating rate debt obligations. Based on this sensitivity analysis, we have determined that a 10% change in the weighted average interest rate as of June 30, 2007 would have the effect of changing our interest expense on an annual basis by approximately $2.2 million.

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

Based on the derivative instruments outstanding at June 30, 2007, a 10% change in foreign currency exchange rates would not have a material effect on our consolidated financial condition, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4 - CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the acquisition of DBT, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

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

There have been no material changes from the risk factors previously disclosed in Item 1A. of our Form 10-Q for the quarterly period ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our offering of registered equity securities that closed on May 15, 2007, the Company filed a registration statement on Form S-3 (Registration No. 333-135555) with the Securities and Exchange Commission on June 30, 2006, which was automatically effective and which relates to the public offering from time to time of securities of the Company pursuant to Rule 415 of the Securities Act of 1933, as amended. Pursuant to the registration statement, the Company issued 5,306,100 shares of its Class A common stock. The offering was marketed through a group of underwriters, including Lehman Brothers Inc. as sole-book running manager. The offering has since terminated.

The Company received gross proceeds of approximately $352.1 million for the sale of shares in the offering, approximately $15.0 million of which was applied to underwriting discounts and commissions, and approximately $0.8 million of which constituted net costs and was applied to legal, accounting and other costs. After deducting the expenses described above, the net proceeds to the Company from its sale of Class A shares in the offering was approximately $336.3 million. The net proceeds of the offering were used to repay a portion of the Company’s new term loan facility used to initially finance the DBT acquisition.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 annual meeting of stockholders was held on April 25, 2007 (the “Annual Meeting”). At the Annual Meeting, the following matters were voted on in person or by proxy and approved by our stockholders:

•

The election of Edward G. Nelson, Theodore C. Rogers and Robert C. Scharp to our Board of Directors for three-year terms to expire at our 2010 annual meeting of shareholders and until their successors are duly elected and qualified. The directors remaining in office until 2008 are Ronald A. Crutcher, Robert W. Korthals and Gene E. Little, and the directors remaining in office until 2009 are Paul W. Jones, Robert L. Purdum and Timothy W. Sullivan.

•	The ratification of the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm.

•	The amendment to, and restatement of, the Bucyrus International, Inc. 2004 Equity Incentive Plan, which was renamed the “Bucyrus International, Inc. Omnibus Incentive Plan 2007.”

As of the March 13, 2007 record date for the Annual Meeting, 31,609,389 shares of Class A Common Stock were outstanding and eligible to vote and 27,549,267 shares voted in person or by proxy. Following are the final votes on the matters presented for shareholder approval at the Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Edward G. Nelson	21,389,876	77.64%	6,159,391	22.36%
Theodore C. Rogers	24,467,715	88.81%	3,081,552	11.19%
Robert C. Scharp	24,880,408	90.31%	2,668,850	9.69%

Ratification of Deloitte & Touche LLP

For		Against		Abstain
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
24,925,622	90.48%	2,618,237	9.50%	5,408.02%

Amendment and Restatement of 2004 Equity Incentive Plan

For		Against		Abstain		Broker Non-Vote
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
18,713,588	67.93%	7,319,968	26.57%	10,307.04%		1,505,404	5.46%

(1)	Based on a total of all shares actually voted in person or by proxy at the Annual Meeting.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ Mark J. Knapp
Date August 8, 2007	Mark J. Knapp Corporate Controller Principal Accounting Officer

/s/ Craig R. Mackus
Date August 8, 2007	Craig R. Mackus Chief Financial Officer and Secretary Principal Financial Officer

/s/ Timothy W. Sullivan
Date August 8, 2007	Timothy W. Sullivan President and Chief Executive Officer

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit Number	Description
4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and La Salle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, Lehman Brothers Bankhaus AG as German agent and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 25, 2007 and filed with the Securities and Exchange Commission on August 6, 2007).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EI-1