Form 10-Q
period 2007-09-30
BUCYRUS INTERNATIONAL INC
filed 2007-11-09
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 2, 2007
Class A Common Stock, $.01 par value	37,413,702

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$500,278	$184,980	$1,065,440	$532,437
Costs of products sold	376,650	137,086	793,437	396,736

Gross profit	123,628	47,894	272,003	135,701

Selling, general and administrative expenses	57,238	18,728	121,369	52,266
Research and development expenses	5,172	2,182	12,334	7,155
Amortization of intangible assets	11,672	446	16,570	1,347

Operating earnings	49,546	26,538	121,730	74,933

Interest expense	9,712	804	18,137	2,050
Other income	(2,970)	(176)	(5,267)	(567)
Other expense	763	259	1,628	769

Earnings before income taxes	42,041	25,651	107,232	72,681
Income tax expense	13,439	8,931	33,005	19,881

Net earnings	$28,602	$16,720	$74,227	$52,800

Net earnings per share data
Basic:
Net earnings per share	$.77	$.53	$2.16	$1.69
Weighted average shares	37,114,732	31,289,478	34,294,412	31,255,652

Diluted:
Net earnings per share	$.76	$.53	$2.14	$1.67
Weighted average shares	37,485,691	31,498,745	34,620,572	31,547,086

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$28,602	$16,720	$74,227	$52,800
Other comprehensive income -
Foreign currency translation adjustments	13,448	(222)	15,341	(1,155)
Pension and postretirement liability adjustments, net of income taxes	93	—	692	—
Derivative fair value adjustments, net of income taxes	(7,709)	—	(7,043)	—

Comprehensive income	$34,434	$16,498	$83,217	$51,645

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,040	$9,575
Receivables – net	464,026	162,535
Inventories	503,596	176,277
Deferred income taxes	13,641	11,725
Prepaid expenses and other	52,563	16,408

Total Current Assets	1,073,866	376,520

OTHER ASSETS:
Goodwill	308,142	47,306
Intangible assets – net	257,664	28,097
Deferred income taxes	38,859	16,117
Other assets	38,525	7,523

Total Other Assets	643,190	99,043

PROPERTY, PLANT AND EQUIPMENT:
Cost	491,379	210,604
Less accumulated depreciation	(111,686)	(85,455)

Total Property, Plant and Equipment	379,693	125,149

TOTAL ASSETS	$2,096,749	$600,712

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (CONTINUED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$132,477	$83,603
Accrued expenses	139,176	44,121
Liabilities to customers on uncompleted contracts and warranties	164,917	32,233
Income taxes	58,124	9,978
Current maturities of long-term debt and other short-term obligations	8,503	331

Total Current Liabilities	503,197	170,266

LONG-TERM LIABILITIES:
Liabilities to customers on uncompleted contracts and warranties	24,602	940
Postretirement benefits	18,351	17,313
Pension and other	159,929	33,530
Deferred income taxes	107,921	401

Total Long-Term Liabilities	310,803	52,184

LONG-TERM DEBT, less current maturities	546,187	82,266
COMMON STOCKHOLDERS’ INVESTMENT:
Class A common stock – par value $0.01 per share, authorized 75,000,000 shares, issued 37,522,302 shares and 31,685,767 shares, respectively	375	317
Additional paid-in capital	669,428	306,981
Treasury stock – 108,600 shares, at cost	(851)	(851)
Accumulated earnings	82,522	13,451
Accumulated other comprehensive loss	(14,912)	(23,902)

Total Common Stockholders’ Investment	736,562	295,996

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,096,749	$600,712

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
Net Cash Provided By Operating Activities	$25,777	$18,655

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(64,283)	(47,458)
Proceeds from sale of property, plant and equipment	446	613
Acquisition of DBT GmbH	(707,236)	—
Other	—	(93)
DBT GmbH acquisition closing adjustments for liabilities not assumed	26,549	—

Net cash used in investing activities	(744,524)	(46,938)

Cash Flows From Financing Activities
Net borrowings (repayments) of revolving credit facilities	(63,104)	25,518
Proceeds from term loan facility	825,000	—
Payment of term loan facility	(325,000)	—
Proceeds from other bank borrowings and long-term debt	5,719	900
Payments of other bank borrowings and long-term debt	(11,375)	(291)
Receipt of government grants for facilities expansion	—	2,000
Payment of financing expenses	(15,672)	(240)
Net proceeds from issuance of common stock	336,052	756
Tax benefit related to share-based payment awards	167	4,353
Dividends paid	(5,360)	(4,327)

Net cash provided by financing activities	746,427	28,669

Effect of exchange rate changes on cash	2,785	(50)

Net increase in cash and cash equivalents	30,465	336
Cash and cash equivalents at beginning of period	9,575	12,451

Cash and cash equivalents at end of period	$40,040	$12,787

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended September 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$16,203	$2,468
Income taxes – net of refunds	35,420	18,789
Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	$321	$351

Supplemental Schedule of Non-Cash Investing and Financing Activities

On May 4, 2007, the Company purchased certain assets and assumed certain liabilities of DBT GmbH. In conjunction with the acquisition, liabilities were assumed as follows:

2007
Fair value of assets acquired	$1,291,638
Cash paid	(694,822)
Fair value of Company common stock issued	(21,782)
Acquisition expenses paid	(12,414)
Accrued acquisition expenses	(1,064)

Liabilities assumed	$561,556

See notes to consolidated condensed financial statements.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 1—FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.	Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of large-scale excavation equipment used in surface mining and, as a result of its acquisition of DBT GmbH (“DBT”) on May 4, 2007, is also a leading designer, manufacturer and marketer of high technology system solutions for underground coal mining. The Company operates in two business segments: surface mining and underground mining. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States.

2.	In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates.

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

3.	On May 4, 2007, the Company completed its acquisition of DBT from RAG Coal International AG (“RAG Coal”). DBT is based in Lünen, Germany. Through the Company’s acquisition subsidiary, DBT Holdings GmbH, the Company acquired DBT for $694.8 million in cash and 471,476 shares of the Company’s common stock with an initial market value of $21.8 million. Expenses related to the acquisition totaled $13.5 million. The net assets acquired and results of operations since the date of acquisition are included in the Company’s consolidated financial statements.

The acquisition of DBT enabled the Company to expand its product portfolio to include underground mining equipment and aftermarket support for that equipment, which enhances its capability to serve a larger segment of the global mining equipment market. The acquisition also increases the Company’s strategic presence in markets that it expects will experience substantial mining growth over the next several years. These factors contributed to a purchase price resulting in the recognition of goodwill.

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

The preliminary purchase price was determined as follows (dollars in thousands):

Cash	$694,822
Issuance of common shares	21,782
Liabilities assumed	450,302
Deferred tax impact of purchase accounting	111,254
Acquisition expenses	13,478

Total preliminary purchase price	$1,291,638

Major categories of liabilities assumed included liabilities to customers on uncompleted contracts of $92.3 million, pension liabilities of $117.2 million, warranty liabilities of $74.9 million and trade accounts payable of $55.9 million.

The preliminary allocation of the purchase price was as follows (dollars in thousands):

Current assets	$546,343
Property, plant and equipment	209,000
Intangible assets (including goodwill of $260,836)	507,835
Other long-term assets	28,460

Total preliminary purchase price allocation	$1,291,638

Pro Forma Results of Operations

The following unaudited pro forma results of operations assumes that the Company acquired DBT on January 1, 2006 and 2007 and includes the effects of the Company’s debt refinancing (see Note 5) and equity offering (see Note 6). The pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles, as well as the effects of adjustments made to the carrying value of certain assets.

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(Dollar in thousands, except per share amounts)
Sales	$500,278	$404,722	$1,425,953	$1,444,079

Net earnings	$36,817	$21,108	$86,766	$86,693

Net earnings per share:
Basic	$.99	$.57	$2.34	$2.35
Diluted	$.98	$.57	$2.32	$2.33

Finished parts and work in process inventories have been adjusted to their estimated fair market value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Finished parts were valued at their selling price, less cost to sell, less a selling profit, and work in process was valued at its selling price, less cost to sell, less a selling profit, less manufacturing profit not yet earned. As this inventory adjustment was directly attributed to the transaction and will not have a continuing impact, it is not reflected in the pro forma results of operations presented above. However, this inventory adjustment is resulting in a charge to cost of products sold in the period subsequent to the consummation of the acquisition of DBT during which the related inventories are sold. The actual charge, net of tax, for the quarter and nine months ended September 30, 2007 was $6.1 million and $9.5 million, respectively. The remaining estimated charge, net of tax, is approximately $13.8 million and is expected to be fully amortized as a charge to cost of sales by the second quarter of 2008.

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of DBT been effective on January 1, 2006 and 2007 or of the Company’s future operations. Also, the pro formal financial information does not reflect the costs which the Company may incur to integrate DBT, and these costs may be material.

4.	Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Raw materials and parts	$105,709	$45,392
Work in process	158,170	30,794
Finished products (primarily replacement parts)	239,717	100,091

	$503,596	$176,277

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

At September 30, 2007, the Company had no borrowings under the secured revolving credit facility. The amount available for borrowings under the secured revolving credit facility was $201.5 million (taking into account $173.5 million of issued letters of credit). At September 30, 2007, the Company also had borrowings under the term loan facility of $506.9 ($400.0 million plus €75 million) million at a weighted average rate of 6.8% and had borrowings under the German revolving credit facility of $15.7 million (€11.0 million) at a weighted average rate of 6.0%.

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

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The financial covenants require the Company to maintain a total leverage ratio, calculated on a trailing four-quarters basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of September 30, 2007, the Company was in compliance with all covenants and other requirements under its credit facilities.

6.	On May 15, 2007, the Company sold 5,306,100 shares of its Class A common stock in an underwritten public offering at a price to the public of $66.35 per share, from which it received net proceeds of $336.1 million. The Company used the net proceeds from this equity offering to repay a portion of its new term loan facility used to initially finance the acquisition of DBT.

7.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net income per share of common stock calculations for the quarters and nine months ended September 30, 2007 and 2006.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollar in thousands, except per share amounts)
Net earnings	$28,602	$16,720	$74,227	$52,800

Weighted average shares outstanding	37,114,732	31,289,478	34,294,412	31,255,652

Basic net earnings per share:	$.77	$.53	$2.16	$1.69

Weighted average shares outstanding	37,114,732	31,289,478	34,294,412	31,255,652
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	370,959	209,267	326,160	291,434

Weighted average shares outstanding – diluted	37,485,691	31,498,745	34,620,572	31,547,086

Diluted net earnings per share	$.76	$.53	$2.14	$1.67

8.	Intangible assets (other than goodwill) consisted of the following:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(12,775)	$25,500	$(11,818)
Technology	115,000	(3,993)	—	—
Customer relationships	112,000	(2,333)	—	—
Backlog	8,000	(3,333)	—	—
Trademarks	12,000	(5,523)	—	—
Other	4,937	(4,252)	5,844	(3,865)

	$277,437	$(32,209)	$31,344	$(15,683)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

The estimated future amortization expense of intangible assets as of September 30, 2007 was as follows (dollars in thousands):

2007 (remaining three months)	$9,722
2008	20,281
2009	17,404
2010	16,937
2011	16,601
2012	16,601
Future	147,682

$245,228

Additional preliminary goodwill of $260.8 million was recorded in 2007 as part of the acquisition of DBT and was recorded as part of the underground mining segment.

9.	As described in Note 1, as a result of the acquisition of DBT on May 4, 2007, the Company has two reportable segments: surface mining and underground mining. Prior to the acquisition of DBT, all of the Company’s operations were in surface mining and were classified as one operating segment. The new underground mining segment refers to the operations of DBT. As a result, disclosures of segment information for the prior quarter and on a year-to-date basis are not presented since the Company’s underground mining segment did not exist prior to the acquisition of DBT on May 4, 2007.

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

The following tables present segment information for the quarter and nine months ended September 30, 2007:

	Quarter Ended September 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$237,104	$41,436	$5,254	$18,804	$739,165
Underground mining	263,174	12,283	15,088	7,158	1,357,584

Total operations	500,278	53,719	20,342	25,962	2,096,749
Corporate	—	(4,173)	—	—	—

Consolidated total	$500,278	49,546	$20,342	$25,962	$2,096,749

Interest expense		(9,712)
Other income (including interest income of $1,534)		2,970
Other expense		(763)

Earnings before income taxes		$42,041

	Nine Months Ended September 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$641,060	$104,202	$14,834	$51,191	$739,165
Underground mining	424,380	23,749	22,707	10,366	1,357,584

Total operations	1,065,440	127,951	37,541	61,557	2,096,749
Corporate		(6,221)	—	—	—

Consolidated total	$1,065,440	121,730	$37,541	$61,557	$2,096,749

Interest expense		(18,137)
Other income (including interest income of $2,505)		5,267
Other expense		(1,628)

Earnings before income taxes		$107,232

10.	To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of its outstanding borrowings under its term loan facility. The first swap matures on May 4, 2010 and currently fixes the variable portion of the interest rate on term loan facility borrowings in the notional amount of $150.0 million at 4.88%, plus the applicable spread based on terms of the credit facility. The second swap also matures on May 4, 2010 and currently fixes the interest rate at 5.094%, plus the applicable spread in the notional amount of $50.0 million. The swaps have been designated as cash flow hedges of LIBOR-based interest payments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the effective portion of the change in fair value of the derivatives is recorded in “Accumulated Other Comprehensive Income,” while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swaps will be recognized as an adjustment to interest expense.

The Company also uses forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. The Company has designated these hedges as either cash flow hedges or fair value hedges under SFAS No. 133.

11.	Environmental, Product Warranty and Legal Matters

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Balance at January 1	$5,788	$5,977
Effect of DBT acquisition	74,924	—
Provision	8,865	2,939
Charges	(9,529)	(3,061)
Effect of exchange rate changes	3,181	—

Balance at September 30	$83,229	$5,855

Product and Asbestos Liability

The selling and servicing of complex, large scale equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components, entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with the equipment. For example, the Company has been named as a co-defendant in personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants.

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

Other Litigation

One of the Company’s wholly owned subsidiaries is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of one of the Company’s subsidiaries tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third party action against the Company’s subsidiary. The Company’s insurance carriers are defending the claim, but have not conceded that the relevant policies cover the claim. As of September 30, 2007, discovery was ongoing and it is not possible to evaluate the outcome of the claim nor the range of potential loss, if any. Therefore, the Company has not recorded any liability with respect to this litigation.

12.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income in addition to net earnings from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings. The Company reports comprehensive income and accumulated other comprehensive income, which includes net earnings, foreign currency translation adjustments, pension liability adjustments and derivative fair value adjustments. Information on accumulated other comprehensive loss is as follows:

	Cumulative Translation Adjustment	Pension Liability Adjustments	Derivative Fair Value Adjustments	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Balance at December 31, 2006	$(4,681)	$(19,221)	$—	$(23,902)
Changes – Nine months ended September 30, 2007	15,341	692	(7,043)	8,990

Balance at September 30, 2007	$10,660	$(18,529)	$(7,043)	$(14,912)

13.	The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net decrease to retained earnings of $0.1 million. At the adoption date of January 1, 2007, the Company had $0.6 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At September 30, 2007, the Company had $1.4 million of unrecognized tax benefits, an increase of $0.1 million from June 30, 2007. The Company does not presently expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions during the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Periods subject to examination for the Company’s federal tax return include the 1990 through 1994, 1999, 2001 and 2004 through 2006 tax years. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of income tax expense. At the date of adoption of FIN No. 48, the Company had accrued $0.3 million of interest and penalties. An additional $0.1 million of interest and penalties has subsequently been accrued, resulting in a balance of $0.4 million as of September 30, 2007.

The Company is currently in the process of evaluating the acquired FIN No. 48 liability in connection with the acquisition of DBT and its impact upon the overall purchase price allocation. DBT files income tax returns in the United States, Germany and other foreign jurisdictions.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of our industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of its customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	our experience in the underground mining business, which is less than some of our competitors;

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT; and

•	the final allocation of the DBT purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values.

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

Impact of DBT Acquisition

On May 4, 2007, we consummated the acquisition of DBT. The total purchase price included $708.3 million in cash (including $13.5 million of acquisition expenses) and the issuance of 471,476 shares of our common stock with an initial market value of $21.8 million. The DBT acquisition has more than doubled the size of our company based on sales and earnings before interest income, interest expense, income taxes, depreciation and amortization (“EBITDA”). On a pro forma combined basis, as if the DBT acquisition had been consummated on January 1, 2006, our 2006 sales would have been $1.9 billion, compared to Bucyrus’ 2006 sales of $738.0 million. Similarly, our 2006 pro forma combined EBITDA would have been $252.9 million, compared to Bucyrus’ 2006 EBITDA of $116.0 million. Our pro forma combined EBITDA includes adjustments necessary to conform DBT’s financial statements, which are prepared in accordance with International Financial Reporting Standards (“IFRS”), to United States generally accepted accounting principles (“U.S. GAAP”), and to Bucyrus’ accounting policies. Our pro forma combined backlog as of December 31, 2006 would have been approximately $1.4 billion, compared to Bucyrus’ $894.7 million as of such date.

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

While we believe that there are opportunities to consolidate some of DBT’s international sales offices with Bucyrus’ sales offices and to realize increased operating efficiencies at DBT by reducing its levels of selling, general and administrative expenses and research and development expenses, these potential cost saving and synergistic opportunities may take at least several quarters to begin to implement, and any potential benefits from these actions may not be realized for at least several quarters following implementation. We are in the process of analyzing DBT’s internal organizational and operating structure and, where possible, identifying appropriate opportunities for further integration and synergies over the longer term. For example, in the third quarter, we made the decision to integrate the regional operations of our surface and underground segments.

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

•

DBT’s revenue mix is weighted more towards original equipment sales than to aftermarket parts and services sales compared to Bucyrus’ revenue mix. In 2006, 73% of DBT’s revenue was from sales of original equipment and 27% from aftermarket sales. Bucyrus’ 2006 revenue mix was 35% from original equipment sales and 65% from aftermarket sales. On a pro forma combined basis for 2006, our revenue mix would have been 58% from original equipment sales and 42% from aftermarket sales. Since aftermarket parts sales generally have higher gross margins than original equipment sales, this means that we will likely report lower gross margins in the future than we have in the past. However, we believe that this circumstance affords us an opportunity over time to increase the relative percentage of DBT’s aftermarket sales through DBT’s incorporation of the successful strategies and techniques that we have previously implemented at Bucyrus to substantially increase Bucyrus’ level of aftermarket sales. We have begun the process of evaluating these strategies and techniques as they relate to DBT’s current operations. In addition, DBT’s increased level of original equipment sales in 2005 and 2006 is expected to result in increased aftermarket sales in future years.

•

As a percent of 2006 sales, and taking into account certain pro forma reclassification adjustments, DBT’s selling, general and administrative expenses were 15.2%, compared to 9.9% in 2006 for Bucyrus. This means that we will likely report higher selling, general and administrative expenses, as a percent of sales, in the future than we have in the past. However, we have begun the process of identifying opportunities to reduce the relative level of DBT’s selling, general and administrative expenses to further enhance our combined profitability over the longer term.

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

•

We substantially increased our debt levels and debt service obligations to finance the DBT acquisition. Our total long-term debt as of September 30, 2007 was $546.2 million compared to $82.3 million as of December 31, 2006.

Business

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. As a result of our DBT acquisition, we operate in two business segments: surface mining (Bucyrus) and underground mining (DBT). We now have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Brazil, Canada, China and India will be increasingly important markets for our surface mining equipment and that the United States and the emerging markets of China, Russia and India will be increasingly important markets for our underground mining equipment.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally continue to be strong in 2007. Factors that could support sustained demand for these key commodities during the remainder of 2007 include continued expected economic growth in China, India and the developing world, as well as renewed economic strength in industrialized countries. As of September 30, 2007, inquiries for our surface mining equipment in all product lines remained at a high level despite the recent moderation in commodity prices. Interest in our surface mining equipment continued to be strong in the oil sands region of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong. Although inquiries for our underground mining equipment have returned to pre-2006 normalized levels, inquiries in the third quarter of 2007 increased when compared to levels earlier in the year.

Our aftermarket parts and service sales tend to be more consistent than our equipment sales. Our original equipment is typically kept in continuous operation from eight to 40 years by our customers, requiring regular maintenance and repair throughout their productive lives. The size of our installed base of surface mining equipment as of December 31, 2006 was approximately $12.6 billion based on estimated replacement value. On a pro forma basis giving effect to the acquisition of DBT, our combined installed base of both surface mining and underground mining equipment as of December 31, 2006 was estimated to be approximately $22.0 billion based on estimated replacement value. Our ability to provide on-time delivery of reliable parts and prompt service are important drivers of our aftermarket sales. As of September 30, 2007, surface mining aftermarket orders and inquiries continued to remain at high levels as the existing installed fleet of our surface mining original equipment was operating at very high utilization levels due to the current demand and increased prices for related mined commodities. Underground mining aftermarket orders and inquiries have increased in the third quarter of 2007 when compared to levels earlier in the year.

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

In our surface mining business, as of September 30, 2007, we anticipate continued increased sales activity for both aftermarket parts sales and original equipment sales for the remainder of 2007 relative to 2006. We expect surface mining original equipment sales to increase in 2007 compared to 2006, driven by customer expectations of sustained strength in the coal, copper, oil sands and iron ore markets, ongoing and rapid industrialization in China and other parts of the developing world, demand for minerals in the developed world and the rising cost of non-coal energy sources. While we expect that the current commodity demand will continue for the near term, surface mining original equipment sales may lag behind such increases in commodity prices because of the time needed to acquire the appropriate mining permits and establish the relevant infrastructure. We also expect our surface mining aftermarket sales to increase in 2007 compared to 2006 as customers continue the trend of utilizing our parts and services in a broader range of applications on their installed base of surface mining equipment. Strong sales volume and demand as of September 30, 2007 has caused us to hire new employees, and additional hiring is expected during the remainder of 2007.

In our underground mining business, as of September 30, 2007, we anticipate increased sales activity in 2007 for DBT’s aftermarket parts sales as we enhance our selling efforts for these parts and as our customers continue to use our parts and services on our large installed base of underground mining original equipment. We anticipate decreased sales activity for our underground mining original equipment for the remainder of 2007 relative to 2006 levels because 2006 sales benefited greatly from an influx of original equipment orders from customers that had previously deferred original equipment purchases during the prior period of weaker coal commodity prices.

In response to sustained order strength for surface mining equipment, we are in the process of completing a multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee. The first phase of our expansion provided 110,000 square feet of new space for welding and machining of large electric mining shovel components north of Rawson Avenue and was substantially complete at the end of the third quarter of 2006. The second phase of our expansion program further expanded our new facility north of Rawson Avenue from 110,000 square feet to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction was completed in April 2007. The aggregate cost of phase one and two of our expansion program was approximately $54 million, which was financed by borrowings under our then existing revolving credit facility. The third phase of this expansion program, which we announced in July 2006, is intended to help us meet the continued growth of demand for our surface mining equipment and their components. The third phase includes the renovation and expansion of manufacturing buildings and offices at our existing facilities south of Rawson Avenue. Our focus is on modernizing our facilities and improving manufacturing and administrative efficiencies. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during both the renovation and construction processes. We expect that phase three construction will cost approximately $58 million. The third phase is being financed by borrowings under our current credit facilities. Assuming that we are able to attract and retain the necessary skilled labor, the expansion, when completed, is expected to enable us to increase our annual shovel production capacity from 10 machines in 2006 to 16 machines in 2007 and ultimately to 24 machines in 2008, as well as approximately double our manufactured parts capacity. This expansion also will help provide us with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that this expansion will provide for improved efficiency and improved workflow. We expect this capacity expansion to be substantially completed by the end of the first quarter of 2008.

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

Over the past three years, we have increased our surface mining gross profit by reducing manufacturing overhead variances, achieving productivity gains, improving equipment margins and increasing higher margin aftermarket parts and services business. We have begun the process of evaluating our underground mining manufacturing operations in an effort to improve gross profit.

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

Backlog and New Orders

Our relative backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a predictive level of expected 2007 future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. The following table shows our backlog as of September 30, 2007 and December 31, 2006, as well as the portion of our backlog which is or was expected to be recognized within 12 months of these dates:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Surface Mining:
Total	$899,757	$894,749
Next 12 months	$629,539	$593,828
Underground Mining:
Total	$395,793	—
Next 12 months	$355,830	—
Total
Total	$1,295,550	$894,749
Next 12 months	$985,369	$593,828

New orders related to surface mining operations for the third quarter of 2007 were $47.1 million and $95.1 million for original equipment and aftermarket parts and service sales, respectively. New orders related to surface mining operations for the first nine months of 2007 were $345.6 million and $300.5 million for original equipment and aftermarket parts and service sales, respectively. New orders related to underground mining operations for the third quarter of 2007 were $100.4 million and $89.5 million for original equipment and aftermarket parts and service sales, respectively. New orders related to underground mining operations for the period May 4, 2007 through September 30, 2007 were $227.6 million and $151.8 million for original equipment and aftermarket parts and service sales, respectively.

Pro forma new orders related to underground mining operations for the nine months ended September 30, 2007 were $386.3 million and $257.3 million for original equipment and aftermarket parts and service sales, respectively. Pro forma new orders related to underground mining operations for the nine months ended September 30, 2006 were $532.5 million and $225.3 million for original equipment and aftermarket parts and service sales, respectively.

DBT’s total backlog as of December 31, 2006 was $514.3 million, and the Bucyrus/DBT pro forma combined total backlog as of December 31, 2006 was $1.4 billion.

Results of Operations

Quarter and Nine Months Ended September 30, 2007 Compared to Quarter and Nine Months Ended September 30, 2006

The results of operations of DBT since the date of acquisition are included in the financial information presented below which, as a result of the shortened reporting period, may not be indicative of future results.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)				(Dollars in thousands)
Sales	$500,278	—	$184,980	—	$1,065,440	—	$532,437	—
Gross profit	123,628	24.7%	47,894	25.9%	272,003	25.5%	135,701	25.5%
Selling, general and administrative expenses	57,238	11.4	18,728	10.1	121,369	11.4	52,266	9.8
Operating earnings	49,546	9.9	26,538	14.3	121,730	11.4	74,933	14.1
Net earnings	28,602	5.7	16,720	9.0	74,227	7.0	52,800	9.9

Sales

Sales consisted of the following:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Surface:
Original equipment	$113,119	$74,493	51.9%	$277,223	$181,701	52.6%
Aftermarket parts and service	123,985	110,487	12.2%	363,837	350,736	3.7%

	237,104	184,980	28.2%	641,060	532,437	20.4%

Underground:
Original equipment	174,140	N/A	N/A	277,422	N/A	N/A
Aftermarket parts and service	89,034	N/A	N/A	146,958	N/A	N/A

	263,174	N/A	N/A	424,380	N/A	N/A

Total:
Original equipment	287,259	74,493	285.6%	554,645	181,701	205.3%
Aftermarket parts and service	213,019	110,487	92.8%	510,795	350,736	45.6%

	$500,278	$184,980	170.4%	$1,065,440	$532,437	100.1%

The overall increase in surface mining sales highlights the ongoing global demand for Bucyrus’ products and services, which continues to be driven by the sustained strength in markets for commodities mined by Bucyrus machines. Capacity constraints continue to have an impact on surface mining sales, and the ongoing expansion of Bucyrus’ South Milwaukee facilities is expected to be completed by the first quarter of 2008. Underground mining sales continue to be consistent with Bucyrus’ expectation for DBT sales in 2007 at the time of the DBT acquisition.

Gross Profit

Gross profit for the third quarter of 2007 was $123.6 million, or 24.7% of sales, compared with $47.9 million, or 25.9% of sales, for the third quarter of 2006. Gross profit for the nine months ended September 30, 2007 was $272.0 million, or 25.5% of sales, compared with $135.7 million, or 25.5% of sales, for the nine months ended September 30, 2006. Gross profit for the third quarter and first nine months of 2007 was reduced by $8.9 million and $15.1 million, respectively, of amortization of purchase accounting adjustments (primarily to inventory) as a result of the acquisition of DBT, which had the effect of reducing the gross profit percentage for the third quarter and first nine months of 2007 by 1.8% and 1.5%, respectively. As of September 30, 2007, there is approximately $20.9 million of inventory adjustment relating to the DBT acquisition yet to be expensed fairly evenly over approximately the next 2.5 quarters. The increases in gross profit were primarily due to the acquisition of DBT and increased surface mining original equipment sales, as well as improved gross margins on both surface mining original equipment and aftermarket parts and services. New surface mining machine sales, which have lower gross profit percentages, were 48% of total surface mining sales for the third quarter compared with 40% for the third quarter last year, and were 43% of total surface mining sales for the first nine months of 2007 compared with 34% for the first nine months of 2006. The cost of training new employees in South Milwaukee and the related effects continue to negatively impact gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2007 were $57.2 million, or 11.4% of sales, compared with $18.7 million, or 10.1% of sales, for the third quarter of 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $121.4 million, or 11.4% of sales, compared with $52.3 million, or 9.8% of sales, for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses was primarily due to the acquisition of DBT.

Research and Development Expenses

Research and development expenses for the third quarter of 2007 were $5.2 million, or 1.0% of sales, compared with $2.2 million, or 1.2% of sales, for the third quarter of 2006, respectively. Research and development expenses for the nine months ended September 30, 2007 were $12.3 million, or 1.2% of sales, compared with $7.2 million, or 1.3% of sales, for the nine months ended September 30, 2006. The increases were due to the acquisition of DBT, as well as the continuing development of our surface mining electrical and machine upgrade systems.

Amortization of Intangible Assets

In the third quarter of 2007, we finalized our decision to operate under one brand name (Bucyrus) for both our surface and underground mining operations as of January 1, 2008. As a result, amortization of intangible assets for the third quarter of 2007 included $5.5 million of amortization as a result of purchase accounting adjustments related to DBT trademarks. The remaining trademark amortization will be recorded in the fourth quarter 2007 and will approximate $6.5 million. Excluding trademarks, amortization of DBT purchase accounting adjustments related to intangible assets is expected to be $5.8 million per quarter for the next 2.5 quarters and then approximately $3.8 million per quarter for subsequent quarters.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Surface mining	$41,436	$26,538	56.1%	$104,202	$74,933	39.1%
Underground mining	12,283	N/A	N/A	23,749	N/A	N/A

Total operations	53,719	26,538	102.4%	127,951	74,933	70.8%

Corporate	(4,173)	N/A	N/A	(6,221)	N/A	N/A

Consolidated total	$49,546	$26,538	86.7%	$121,730	$74,933	62.5%

Operating earnings for underground mining operations were reduced by purchase accounting adjustments of $20.2 million and $30.7 million for the third quarter and first nine months of 2007, respectively. The purchase accounting adjustments included amortization of intangible assets of $11.2 and $15.2 for the third quarter and first nine months of 2007, respectively. The increase in consolidated operating earnings for the quarter and nine months ended September 30, 2007 was primarily due to the acquisition of DBT and increased gross profit resulting from increased sales volume related to surface mining operations. The purchase accounting adjustments related to inventory in the fourth quarter of 2007 are expected to remain at approximately the same level as the third quarter of 2007, and the amortization of intangible assets in the fourth quarter of 2007 is expected to be approximately $12.3 million, including approximately $6.5 million related to DBT trademarks.

Interest Expense

Interest expense was $9.7 million for the third quarter of 2007 compared with $0.8 million for the third quarter of 2006. Interest expense for the nine months ended September 30, 2007 was $18.1 million compared with $2.1 million for the nine months ended September 30, 2006. The increase in interest expense in 2007 was due to increased debt levels related to the financing of the acquisition of DBT. See “Description of New Credit Facilities” below.

Income Taxes

Income tax expense for the third quarter of 2007 was $13.4 million, or 32.0% of pre-tax earnings, compared with $8.9 million, or 34.8% of pre-tax earnings, for the third quarter of 2006. Income tax expense for the nine months ended September 30, 2007 was $33.0 million, or 30.8% of pre-tax earnings, compared with $19.9 million, or 27.4% of pre-tax earnings, for the nine months ended September 30, 2006. The effective rate for the quarter and nine months ended September 30, 2007 resulted from a combination of increased earnings in lower-taxed jurisdictions and foreign tax credit benefits.

Net Earnings

Net earnings for the third quarter of 2007 were $28.6 million, or $.77 per share, compared with $16.7 million, or $0.53 per share, for the third quarter of 2006. Net earnings for the nine months ended September 30, 2007 were $74.2 million, or $2.16 per share, compared with $52.8 million, or $1.69 per share, for the nine months ended September 30, 2006. Amortization of intangible assets for the third quarter of 2007 included $5.5 million ($3.8 million net of tax) of amortization as a result of purchase accounting adjustments made in the third quarter related to DBT trademarks. The remaining trademark amortization will be recorded in the fourth quarter of 2007 and will approximate $6.5 million ($4.4 million net of tax). Net earnings for the third quarter of 2007 were reduced by $14.0 million, net of tax, of amortizations of purchase accounting adjustments related to the acquisition of DBT. This amount included $8.9 million for inventory, $11.2 million for intangible assets, $0.1 million for fixed assets and $6.2 million of income tax benefits. Net earnings for the nine months ended September 30, 2007 were reduced by $20.4 million, net of tax, of amortizations of purchase accounting adjustments related to the acquisition of DBT. This amount included $14.5 million for inventory, $15.2 million for intangible assets, $1.0 million for fixed assets and $10.3 million of income tax benefits. Depreciation and amortization of DBT purchase accounting adjustments to fixed assets and other intangible assets (excluding trademarks) is expected to be approximately $6.4 million ($4.3 million net of tax) per quarter for the next 2.5 quarters and then approximately $4.4 million ($2.9 million net of tax) per quarter for subsequent quarters.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and nine months ended September 30, 2007 and 2006, in each case compared to the same period in the prior year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Increase (decrease) in sales	$4,424	$(948)	$7,633	$89
Increase (decrease) in gross profit	$784	$(73)	$1,212	$250
Increase (decrease) in operating earnings	$108	$163	$503	$299

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarter were $70.6 million, an increase of 134.0% from $30.2 million for the third quarter of 2006. As a percent of sales, EBITDA for the third quarter of 2007 was 14.1%, compared with 16.3% for the third quarter of 2006. EBITDA for the nine months ended September 30, 2007 was $160.4 million, an increase of 86.9% from $85.8 million for the nine months ended September 30, 2006. As a percent of sales, EBITDA for the nine months ended September 30, 2007 was 15.1% compared with 16.1% for the nine months ended September 30, 2006. Included in third quarter and first nine months EBITDA for 2007 was $28.6 million and $48.9 million, respectively, related to underground mining operations. EBITDA includes the impact of non-cash stock compensation expense, severance expenses, loss on sales of fixed assets and the inventory fair value purchase accounting adjustment charged to cost of products sold. EBITDA is presented (i) because we use EBITDA to measure our liquidity and financial performance and (ii) because we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The EBITDA calculation is not an alternative to operating earnings under U.S. GAAP as an indicator of operating performance or of cash flows as a measure of liquidity. The following table reconciles Net Earnings as shown in the Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as shown in the Consolidated Condensed Statements of Cash Flows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net earnings	$28,602	$16,720	$74,227	$52,800
Interest income	(1,534)	(174)	(2,505)	(415)
Interest expense	9,712	804	18,137	2,050
Income tax expense	13,439	8,931	33,005	19,881
Depreciation	7,906	3,166	19,342	9,406
Amortization (1)	12,436	704	18,199	2,115

EBITDA (2)	70,561	30,151	160,405	85,837

Changes in assets and liabilities	(37,612)	(34,275)	(90,942)	(48,509)
Non-cash stock compensation expense	1,536	1,063	4,593	2,807
Loss on sale of fixed assets	58	(19)	358	36
Interest income	1,534	174	2,505	415
Interest expense	(9,712)	(804)	(18,137)	(2,050)
Income tax expense	(13,439)	(8,931)	(33,005)	(19,881)

Net cash provided by (used in) operating activities	$12,926	$(12,641)	$25,777	$18,655

Net cash provided by (used in) investing activities	$16,469	$(20,749)	$(744,524)	$(46,938)

Net cash provided by (used in) financing activities	$(22,885)	$35,992	$746,427	$28,669

(1)	Includes amortization of intangible assets and debt issuance costs.

(2)	The following table shows certain charges that were deducted in calculating EBITDA for each of the periods presented. These items include (a) non-cash stock compensation expense related to Bucyrus’ equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on sales of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Non-cash stock compensation expense	$1,536	$1,063	$4,593	$2,807
Severance expenses	181	571	1,411	1,312
Loss on sales of fixed assets	58	(19)	358	36
Inventory fair value adjustment charged to cost of products sold	8,859	—	14,490	—

	$10,634	$1,615	$20,852	$4,155

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

At September 30, 2007, we had no borrowings under the secured revolving credit facility. The amount available for borrowings under the secured revolving credit facility was $201.5 million (taking into account $173.5 million of issued letters of credit). At September 30, 2007, we had borrowings under the term loan facility of $506.9 million ($400.0 million plus €75.0 million) at a weighted average rate of 6.8% and had borrowings under the German revolving credit facility of $15.7 million (€11.0 million) at a weighted average rate of 6.0%. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility.

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

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of September 30, 2007, we were in compliance with all covenants and other requirements in our credit facilities.

Equity Offering

On May 15, 2007, we sold 5,306,100 shares of our Class A common stock in a firmly underwritten public offering at a price to the public of $66.35 per share, from which we received net proceeds of $336.1 million. We used the net proceeds from this equity offering to repay a portion of our new term loan facility used to initially finance the acquisition of DBT.

Cash Requirements

During the remainder of 2007, we anticipate strong cash flows from operations due to continued strength in both surface mining and underground mining aftermarket parts sales, as well as continued high demand for our surface mining original equipment. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material negative effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facility. If additional borrowings are necessary during the remainder of 2007, we believe we have sufficient capacity under our revolving credit facility.

Capital expenditures for the nine months ended September 30, 2007 were $61.6 million compared with $47.8 million for the nine months ended September 30, 2006. Included in capital expenditures was $10.4 million related to the underground mining operations. Also included in capital expenditures for the nine months ended September 30, 2007 and 2006 were $27.8 million and $34.0 million, respectively, related to Bucyrus’ expansion program. The remaining expenditures consisted primarily of production machinery at the South Milwaukee manufacturing facility. Including the requirements of DBT subsequent to the May 4, 2007 closing date of the DBT acquisition, we expect combined Bucyrus/DBT capital expenditures in 2007 to be between $85.0 million and $95.0 million, which includes Bucyrus’ continued expansion in South Milwaukee and the upgrade and replacement of its manufacturing equipment to support our increased surface mining sales activity. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during the remainder of 2007.

As of September 30, 2007, we had contractual obligations of approximately $18.5 million with respect to our surface mining expansion program. As of September 30, 2007, there have been no other material changes to the contractual obligations as presented in our Form 10-Q for the quarterly period ended June 30, 2007.

As of September 30, 2007, there were approximately $173.5 million of standby letters of credit outstanding under our new revolving credit facilities.

We believe that cash flows from operations and our revolving credit facilities will be sufficient to fund our cash requirements for the next 12 months. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of September 30, 2007, we had $464.0 million of accounts receivable compared to $162.5 million of accounts receivable as of December 31, 2006. Receivables as of September 30, 2007 and December 31, 2006 included $220.6 million and $77.0 million, respectively, of revenues from long-term contracts which were not billable at these dates.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings or prime-rate based borrowings. In addition interest rate swaps are used to adjust interest rate exposures. At September 30, 2007, a sensitivity analysis was performed for our floating rate debt obligations. Based on this sensitivity analysis, we have determined that a 10% change in the weighted average interest rate as of September 30, 2007 would have the effect of changing our interest expense on an annual basis by approximately $2.2 million.

Foreign Currency

As a result of the DBT acquisition, we are subject to substantially higher foreign currency exchange risk because DBT sells a significant amount of its products in Euros, while Bucyrus sells most of its products in United States dollars, and we report our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the Euro, relative to other nations’ currencies, will decrease the United States dollar or Euro equivalent of DBT’s sales earned without decreasing the United States dollar or Euro value of the expenses associated with its sales.

Additionally, most of our aftermarket parts sales in Australia, South Africa, Brazil and the United Kingdom are denominated in the currencies of those nations, and the majority of our service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars and Euros. As a result, an increase in the value of the United States dollar or the Euro relative to these nations’ currencies will decrease the United States dollar or Euro equivalent of aftermarket sales earned abroad without decreasing the United States dollar or Euro value of a portion of the expenses associated with overseas sales.

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

Based on the derivative instruments outstanding at September 30, 2007, a 10% change in foreign currency exchange rates would not have a material effect on our consolidated financial condition, results of operations or cash flows.

BUCYRUS INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 4—CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the acquisition of DBT on May 4, 2007, there were changes in our internal control over financial reporting and, as part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

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

BUCYRUS INTERNATIONAL, INC.
(Registrant)

Date November 8, 2007	/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Principal Accounting Officer

Date November 8, 2007	/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Principal Financial Officer

Date November 8, 2007	/s/ Timothy W. Sullivan
Timothy W. Sullivan
President and Chief Executive Officer

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit Number	Description
4.1	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and La Salle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, Lehman Brothers Bankhaus AG as German agent and Lehman Commercial Paper Inc. as Administrative Agent.

10.1	Omnibus Incentive Plan 2007, as amended August 2, 2007.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.