Form 10-K
period 2007-12-31
BUCYRUS INTERNATIONAL INC
filed 2008-02-29
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2.6 billion as of June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 25, 2008, 37,432,848 shares of Class A common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

1)	Portions of our 2007 Annual Report to Stockholders are incorporated by reference in Part II.

2)	Portions of our Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2008 are incorporated by reference in Part III.

PART I

SOURCES OF MARKET AND INDUSTRY DATA

This report includes market share and industry data and forecasts that Bucyrus International, Inc. (“we”, “us”, “our”, “Bucyrus”) has obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Information regarding historical equipment sales, industry surveys of equipment installation and industry aftermarket purchasing and sales information are derived primarily from databases maintained by the Parker Bay Company, which specializes in providing market research for the mining and earthmoving equipment industries. Third party surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third party sources nor have we ascertained that the underlying economic assumptions relied upon therein. Similarly, internal company surveys and reports, industry forecasts and market research, which we believe to be reliable based upon our knowledge of the industry, have not been verified by any independent sources. In addition, we do not know what assumptions regarding general worldwide or country specific economic growth were used in preparing the third party forecasts cited in this report. Except where otherwise noted, statements as to our position relative to our competitors or as to market share refer to the then most recent available data.

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

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of our industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of its customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT GmbH (“DBT”) and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers’

•	our experience in the underground mining business, which is less than some of our competitors; and

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT.

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

Company Overview

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. As a result of our acquisition of DBT GmbH (“DBT”), we operate in two business segments: surface mining and underground mining. As of January 1, 2008 all of our products and services are marketed under a single name: Bucyrus. We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Australia, Brazil, Canada, China and India will be increasingly important markets for our surface mining equipment and that the United States and the markets of China, Russia, Eastern Europe and India will be increasingly important markets for our underground mining equipment. In addition, we have recently received large commitments to supply longwall systems to a customer in the Czech Republic.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally were strong in 2007. Factors that could support sustained demand for these key commodities during 2008 include continued expected economic growth in China, India and the developing world, as well as expected economic strength in industrialized countries. As of December 31, 2007, inquiries for our surface mining equipment in all product lines remained at a high level despite the recent moderation in commodity prices. Interest in our surface mining equipment continued to be strong in the oil sands region of Western Canada, and inquiries related to coal, copper and iron ore mines in other areas of the world have also remained strong. Although inquiries for our underground mining equipment have returned to pre-2006 normalized levels, inquiries in the third and fourth quarters of 2007 increased compared to levels earlier in the year.

Our aftermarket parts and service sales tend to be more consistent than our original equipment sales. Our original equipment is typically kept in continuous operation from eight to 40 years by our customers, requiring regular maintenance and repair throughout their productive lives. The size of our installed base of surface and underground mining equipment as of December 31, 2007 was approximately $15.2 billion and $10 billion, respectively, based on estimated replacement value. Our ability to provide on-time delivery of reliable parts and prompt service are important drivers of our aftermarket sales. As of December 31, 2007, surface mining aftermarket orders and inquiries continued to remain at high levels as the existing installed fleet of our surface mining original equipment was operating at very high utilization levels due to the current demand and increased prices for related mined commodities. Underground mining aftermarket orders and inquiries increased in the third and fourth quarters of 2007 compared to levels earlier in the year.

A substantial portion of our sales and operating earnings is attributable to our operations located outside the United States. We generally sell our surface mining original equipment,

including that sold directly to foreign customers, and most of our aftermarket parts in United States dollars. Our underground mining original equipment is generally sold in either United States dollars or Euros. A portion of our aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency, which is naturally hedged by our payment of local labor in local currency.

We incorporated in Delaware in 1927 as the successor to a business that began producing excavation machines in 1880.

Acquisition of DBT

On May 4, 2007, we consummated the acquisition of DBT, a subsidiary of RAG Coal International AG (“RAG”). DBT is a leading worldwide supplier of complete system solutions for underground coal mining. DBT manufactures hydraulic roof support systems, armored face conveyers, automated plow systems, longwall shearers, continuous miners, continuous haulage systems, feeder breakers and underground haulage and utility vehicles used primarily by customers who mine coal. The total purchase price included $708.3 million in cash and the issuance of 471,476 shares of our Class A common stock with an initial market value of $21.8 million.

Our Industry

The surface mining equipment that we manufacture and service is used primarily in coal, copper, oil sands, iron ore and other mineral mines worldwide. The underground mining equipment that we manufacture and service is used primarily in coal mines worldwide. Growth in demand for these commodities is generally a function of population growth and continuing improvements in standards of living in many areas of the world. The market for equipment tends to be somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is generally more stable because this expensive, complex equipment is typically kept in continuous operation for eight to 40 years and requires regular maintenance and repair throughout its productive life. According to The Freedonia Group, the global annual market for mining equipment sales was estimated at $17.7 billion in 2004 and is expected to reach $27.5 billion in 2009.

Two of the leading suppliers of surface mining equipment are Bucyrus and Joy Global Inc.’s P&H Mining Equipment division (“P&H”). Similarly, two of the leading suppliers of underground mining equipment are Bucyrus and Joy Global Inc.’s Joy Mining Machinery division. In addition, in various product lines several niche players compete. Our original equipment is primarily used by large multinational companies engaged in mining for a variety of commodities. We believe that recent consolidation within the mining industry has resulted in well-capitalized companies being better positioned to withstand commodity cycles.

Coal. Coal is the world’s most abundant low-cost energy source and is a critical source of energy for many countries. There are two primary types of coal: steam or thermal coal used to generate electricity and coking or metallurgical coal required to produce steel. Coal accounts for approximately 40% of global electricity generation, more than double natural gas, the second largest energy source, according to the Energy Information Administration. Demand for coking coal has recently risen in tandem with the increased demand for steel. The largest coal producing nations in 2006 were China, the United States, India, Australia, South Africa and Russia, according to the World Coal Institute. We believe that large amounts of coal reserves and significant coal infrastructure make transitions from coal to other energy sources more difficult. Additionally, new clean coal technologies help to mitigate environmental and regulatory concerns, and new technologies, such as gasification and liquefaction, create opportunities for future growth in the use of coal.

China and India, which together account for 37% of the world’s population as of June 30, 2007 according to the U.S. Census Bureau, have fast-growing economies and limited domestic energy sources other than coal. According to the International Energy Agency (“IEA”), China produced approximately 2.0 billion tons of coal equivalent in 2006, a 10% increase over 2005. China is expected to produce 2.9 billion tons of coal equivalent by 2015. Based on a report from the IEA, India produced 293 million tons of coal equivalent in 2005 and is expected to produce 398 million tons of coal equivalent by 2015.

Copper, Oil Sands, Iron Ore and Other Minerals. Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. Demand for copper is being driven by accelerating economic growth in the developing world and continued consumption in the developed world. According to the International Copper Study Group, worldwide mine production of copper was 16.6 million tons in 2006 and was projected to increase to 17.4 million tons in 2007 and 18.7 million tons in 2008. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. According to the Canadian Association of Petroleum Producers, the oil sands in the Athabasca region of northern Alberta Canada are believed to contain the equivalent of 315 billion barrels of oil, of which 175 billion has already been established as commercially viable using today’s extraction methods. According to the British Petroleum Statistical Review of World Energy, Saudi Arabia had approximately 264.3 billion barrels of proven oil reserves at the end of 2006. Iron ore is one of the only sources of primary iron used to make steel and is mined in more than 50 countries. The market for iron ore is largely a function of the demand for steel. According to the Australian Bureau of Agricultural and Resource Economics, worldwide production of iron ore in 2006 was 1.6 billion tons and is estimated to be 1.8 billion tons in 2007 and is forecasted to increase to 1.9 billion tons in 2008. We have also been successful in selling our equipment for use in the mining of various other minerals, including gold, uranium, diamonds, molybdenum, phosphate and bauxite.

Surface Mining

Overview

We design, manufacture and market draglines, electric mining shovels and rotary blasthole drills used for surface mining and provide the aftermarket replacement parts and service for these machines. We believe that we have the largest installed base of this original equipment (we calculate the value of our installed base of original equipment based on its estimated replacement value) in the world and are the leading market provider of draglines and large rotary blasthole drills. Our products are sold to customers throughout the world in nearly every market where surface mining is conducted with modern methods. Our products are continuously evolving as improvements in design and technology emerge, with the goal of providing the customer maximum productivity and cost effectiveness. We concentrate on producing technologically advanced machines that enable our customers to conduct cost-efficient operations. We utilize alternating current (“AC”) drive technology for both draglines and electric mining shovels and offer advanced computer control systems which allow technicians at our headquarters to remotely monitor and adjust the operating parameters of suitably equipped machines at locations around the world via the Internet.

Growth in the surface mining industry is driven by increased demand for surface mined commodities such as copper (especially in South America), oil sands (Canada) and coal (China, the United States, India, Australia, South African and Russia). We believe that surface mining of coal in China and India holds potential for long-term growth.

Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our approximately $15.2 billion installed base of surface mining equipment as of December 31, 2007. Our installed base of original equipment provides the foundation for our aftermarket activities. Our aftermarket parts and service operations, which historically have been more stable and more profitable than our original equipment sales, have accounted for approximately 68% of our sales over the last 10 years. Over that period and throughout various commodities cycles, our aftermarket sales have sustained a compound annual sales growth rate of approximately 10%, increasing every year except for 1999, in which sales declined 2%. We have established a global presence with a network of 22 sales and service centers (plus two that are combined surface and underground mining sales and service centers) located in all countries where major surface mining operations are located. We manufacture our machines and the majority of our aftermarket parts at our facilities in South Milwaukee and Milwaukee, Wisconsin. We are currently undergoing the third phase of our multi-phase expansion of our South Milwaukee manufacturing facilities, which is expected to be substantially completed by the end of the first quarter of 2008.

Original Equipment

Our surface mining original equipment includes draglines, electric mining shovels and rotary blasthole drills.

Draglines. Draglines are primarily used in coal mining applications to remove overburden (i.e., the rock and soil that lies above the coal being mined) by dragging a large bucket through the overburden and carrying it away. Our draglines weigh from 500 to 7,500 tons and are typically described in terms of their “bucket size,” which can range from nine to 220 cubic yards. We currently offer a full line of models ranging in price from $30.0 million to in excess of $120.0 million per dragline. Draglines are the largest and most expensive type of surface mining equipment but offer customers the lowest cost per ton of material moved. The average life of our draglines is approximately 40 years.

Electric Mining Shovels. Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined over a longer period of time as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper or load capacity. We offer a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from seven to 90 cubic yards. Prices range from approximately $5.0 million to $23.0 million per shovel, with the selling price of our most popular shovels being in the upper part of this range. Our electric mining shovels have an average life of approximately 15 years.

In recent years, we have developed the innovative 495 Series High-Performance shovels. The highlights of this series include planetary gear configuration, insulated gate bipolar transistor, or IGBT, electrics and a third rail swing system to enhance shovel operation through increased efficiency and lower maintenance costs. A fully modularized electrical room ships directly to the field to facilitate the field assembly process. We are focused on continuous reliability enhancements to support its customers’ needs. Since machine downtime results in lost revenue for customers, shovel availability is vitally important in mining operations.

Rotary Blasthole Drills. Many surface mines require breakage of rock, overburden or ore by blasting with explosives. To accomplish this, it is necessary to bore out a pattern of holes in the ground area to be mined into which explosives are then placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. We offer a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $4.5 million per drill, depending on machine size and other variable features. The selling price of our most popular drills is in the upper part of this range. The average life of our rotary blasthole drills is approximately 15 years.

Modular design techniques have been applied to blasthole drills to provide ease of maintenance by simplifying equipment change outs and servicing. Our 39HR is a drill with the production capabilities of larger machines and the flexibility, speed and maneuverability of smaller machines. An important flexibility feature of the 39HR drill is its ability to drill under itself at a -15 degree slope. The efficient angle hole drilling is accomplished without the use of back braces, which allows angle adjustments between -15 and +30 degrees, and is the only machine available today with this capability.

Aftermarket Parts and Services

We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of original equipment. Customer purchases of aftermarket parts and services over the life of certain of our original equipment can exceed the initial purchase price of the original equipment. Our aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey assembly, equipment operation and complete equipment management under comprehensive, long-term maintenance and repair contracts. We also distribute less sophisticated components that are consumed in the normal course of machine operation. A substantial portion of our international repair and maintenance services are provided through our global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa. We also maintain a continuous physical presence at certain customers’ domestic and overseas mine sites in some of these countries in connection with the customer’s maintenance and repair contract operations.

We generally realize higher margins on sales of aftermarket parts than on sales of original equipment. Moreover, because our original equipment tends to operate continuously in all market conditions with expected lives ranging from 15 to 40 years and have predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our original equipment, which is closely correlated with expectations of sustained strength in commodity markets.

Large mining customers are increasingly outsourcing the skills involved in maintaining large and complex surface mining equipment. We offer comprehensive maintenance and repair contracts to address this trend. Under these contracts, we provide all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for our personnel to operate the equipment being serviced. Maintenance and repair contracts are beneficial to our customers because they promote high levels of equipment reliability and performance, allowing the customer to concentrate on mining production. Maintenance and repair contracts typically have terms of three to five years with provisions for renewal and early termination. New mines in areas such as Australia, Brazil, Canada, Chile and Peru are our primary targets for maintenance and repair contracts because it is difficult and expensive for mining companies to establish the necessary infrastructure for ongoing maintenance and repair in remote regions of these countries and our providing them with these contracts is value added to the customers in these regions.

Our aftermarket parts and service sales have generally grown consistently over the past 10 years. For most of our customers, mining continues even during periods of lower commodity prices, maintaining demand for aftermarket parts and services, although competition from independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers tends to intensify during periods of commodity price weakness. We continue to try to improve our performance in key areas such as reducing lead times, increasing on-time delivery and implementing an information technology infrastructure which motivate customers to purchase their aftermarket parts and services from it. We believe our emphasis on quality and technology has further increased customer motivation to use more of our aftermarket parts and services. We believe that our continued focus on on-time delivery, competitive lead times and enhanced information technology systems combined with its comprehensive offerings of quality aftermarket components and installation services and our development of key supplier alliances position us to compete effectively for most aftermarket opportunities.

Customers

Most of our customers are large multinational corporations with operations in the various major surface mining markets throughout the world. In recent years, customers have reduced their operating costs by employing larger, more efficient machines such as those we produce and have become increasingly sophisticated in their use and understanding of technology. Our focus on incorporating advanced technology such as AC drives and advanced controls has increased customer adoption of our product offerings. Further, we believe that these developments have contributed to increased demand for our aftermarket parts and service since we are well-equipped to provide the more sophisticated parts, product technical knowledge and service required by customers who use more complex and efficient machines.

Over the past five years, our customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. We expect China and India to experience the most growth in surface mining in the future. In the aggregate, sales of our original equipment were $398.7 million, $255.7 million and $180.6 million and sales of our aftermarket parts and services were $528.4 million, $482.3 million and $394.4 million in 2007, 2006 and 2005, respectively. Our customers purchase our aftermarket parts and services because they are high quality, reliable and durable products, and the services are well suited to the long productive lives of our original equipment. However, some surface mine operators may find it more economical to buy lower quality and less durable parts from will-fitters for original equipment that is near the end of its useful life.

Our customers operate under a high fixed cost structure. Small savings on the initial purchase of original equipment may be offset by less efficient operations and greater down time. Furthermore, our customers’ operations are often conducted in remote areas and the large capital investment and long lead time associated with the purchase and erection of a machine encourages many customers to select more reliable and efficient machines and to keep these machines in continuous operation for as long as possible. As a result, our customers are focused on quality as well as price and expect us to offer comprehensive aftermarket parts and services to increase their efficiency and reduce down time.

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. In 2007, 2006 and 2005, one customer, BHP Billiton, accounted for approximately 9%, 13% and 14%, respectively, of our surface mining sales. Our top five customers in each of 2007, 2006 and 2005 collectively accounted for approximately 27%, 40% and 38%, respectively, of our surface mining sales. We believe this trend reflects the recent consolidation within the mining industry.

Competitors

Our primary global competitor in electric mining shovels and draglines has historically been P&H, although for certain applications our electric mining shovels also compete against hydraulic shovels made by other manufacturers. In rotary blasthole drills, our primary competitors include Atlas Copco AB and Sandvik. In China and Russia, we also face competition from regional and domestic equipment manufacturers. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors. Long standing relationships that we and our competitors have with our customers and their decision makers can provide a strong incumbency advantage in retaining business and securing new orders.

For most owners of our machines, we are the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of will-fitters. P&H also participates in this replacement parts business. These copies of our components that are manufactured by others are generally sold at lower prices for use on older machines and are generally acknowledged to be of lower quality than parts produced by the manufacturer of the original equipment. We also face significant competition from manufacturers and distributors in the sale of consumable replacement parts which we do not manufacture, including wire rope, non-specialized parts and electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

We have a variety of programs to attract large volume customers for our replacement parts. Although will-fitters engage in significant price competition in parts sales, we believe that we possess non-price advantages over will-fitters. We believe that our engineering and manufacturing technology and marketing expertise exceed that of our will-fit competitors, who in many cases are unable to duplicate the exact specifications of our replacement parts. Moreover, the use of replacement parts not manufactured by us can void the warranty on a piece of original equipment, which generally runs for one year, with certain components under warranty for longer periods.

In recent years, we have received several large orders for the refurbishment and relocation of machines, especially draglines. P&H also participates in this business, as do several smaller regional companies.

Underground Mining

Overview

As a result of the DBT acquisition, we are a leading supplier of complete system solutions for underground coal mining worldwide. We are one of the world market leaders in longwall mining equipment, which is the result of comprehensive experience and know-how gained over decades of innovative, high-performance engineering. Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our approximately $10 billion installed base as of December 31, 2007. Our installed base of original equipment provides the foundation for our aftermarket activities. We have established a global presence with a network of 27 sales and service centers (plus two that are combined surface and underground mining sales and service centers) located in all countries where major underground mining operations are located. Our original equipment and aftermarket parts are manufactured in Germany, the United States (Pennsylvania, Virginia and Alabama), and, to a lesser extent, in Poland, China and Australia.

The two main methods of underground mining are longwall and room and pillar mining, which differ significantly in their initial investment amount and corresponding output.

Longwall Mining

Longwall mining involves the near complete extraction of hard coal or other minerals contained in a large rectangular block, or “panel,” using mechanical shearers or plows, after which the mined-out area is allowed to collapse. Room and pillar mining equipment is used to develop a panel by excavating passageways along the panel perimeter. Working under the steel canopies of movable hydraulic roof supports, a coal cutting machine, such as a shearer or a plow, runs back and forth along the “face,” or the exposed part of the panel, taking a cut during each pass. As the shearer or plow cuts into the coal or mineral and deposits it onto the conveyor system, self-advancing hydraulic roof supports temporarily hold up the roof. As the shearer or plow proceeds through the coal or mineral, the equipment, if automated, signals the roof supports to hydraulically drive the entire longwall system forward while the roof behind the roof supports is allowed to collapse.

The longwall method is chosen if the geological conditions of the coal or other mineral deposit are favorable (i.e., the coal or mineral seams are vast in length and width and with minimal rock intrusions, permitting several large panels to be prepared) or generally if the coal or other mineral deposits are more than 1,000 feet underground. Longwall mining typically requires an initial mining equipment investment of approximately $60.0 million, and a single longwall operating unit can generate an annual output of approximately two million tons. In certain applications, annual output can be two to three times this volume.

Room and Pillar Mining

In room and pillar mining, hard coal or other mineral deposits are mined by cutting a network of “rooms” into the coal or mineral seam, leaving behind “pillars” of coal or other mineral to support the roof of the mine either temporarily or permanently in room and pillar mining. This mining method also requires several pieces of equipment that work together in a synchronized fashion; however, they are not mechanically connected to each other as in longwall mining. The process begins with the continuous miners cutting the coal or other mineral and conveying it through the machine’s conveyor. The coal or mineral is then discharged from the back of the continuous miner into haulage vehicles or mobile belt conveyors which transport it to a feeder (or feeder breaker if the material needs to be crushed or down-sized). The coal or mineral is then loaded on to a belt system, which takes the coal or mineral to the surface. As the continuous miner advances into the coal or mineral deposit, a roof bolter drills and installs roof bolts to secure the roof of the mine.

The pillars can equal to up to 50% of the total coal or mineral in the seam, although this coal or mineral can sometimes be recovered at a later stage, depending on geological conditions. Where this is viable, pillars are partially mined through by the continuous miner as mining retreats back towards the main entries. The room and pillar mining method is used if the coal or mineral deposit requires the mine operator to remove the coal or mineral in smaller and shallow panels. The required initial investment in equipment for one room and pillar mining unit is approximately $9.0 million, and the corresponding average annual production is approximately 0.4 million tons.

Original Equipment

Historically, DBT focused on the production of longwall mining equipment. However, through the acquisition of the U.S. mining equipment supplier Long-Airdox in 2001, DBT complemented its leading position in longwall mining equipment (e.g., hydraulic roof supports with electro-hydraulic controls, automated plow systems, armored face conveyors and crushers) by expanding its product offering to include room and pillar equipment (e.g., continuous miners, feeder breakers, underground utility vehicles, continuous haulage systems, roof bolters and belt systems) and the longwall shearer.

Longwall Equipment. We are one of the world’s top producers of longwall mining equipment. Our longwall equipment includes hydraulic roof supports and electro-hydraulic controls, automated plow systems, shearers, armored face conveyors and crushers. Our systems can be customized to suit a wide range of mining conditions anywhere in the world, thereby ensuring the ideal combination of safety, operational reliability and productivity at competitive prices.

Hydraulic Roof Supports. Roof supports provide support to the mine roof during longwall mining. The supports advance with the longwall shearer or plow, allowing mine operators to safely control roof falls as the panel is mined. We offer a full range of roof supports suitable for mining heights from 0.6 m to 6.0 m with support capacities in excess of 1,200 tons per shield. Roof supports provide a high degree of customization for unique mine attributes: thin, thick, steeply inclined coal seams, weak roofs, soft floors, massive sandstone roofs and geological faults. We offer electro-hydraulic roof support systems for automatic sequences or manually operated functions. A complete roof support system can include from 50 to 225 roof support shields. Prices range from approximately $25.0 million to $50.0 million per roof support system. Our roof supports have an average life of approximately eight to 10 years.

Armored Face Conveyors. Armored face conveyors (“AFCs”) are used in longwall mining to transport material cut by the shearer or plow away from the longwall face. AFCs are armored steel pan conveyors that are used to convey mined material both in the longwall face and out of the longwall face. Our AFC systems are designed for a variety of performance requirements in low, medium and high seams and for short and long faces. Several of our AFC systems have successfully operated in 350 m to 450 m long faces conveying up to 5,000 tons/hour and more (six million tons per year). Prices range from approximately $5.5 million to $9.0 million per AFC system. Our AFC systems are generally purchased in pairs and the pair has an average life of approximately eight to 10 years.

Longwall Shearers. A longwall shearer moves parallel to the coal or mineral face, cutting into the coal as it moves backward and forward across the face, depositing the coal onto the conveyor system. The shearer is usually a double ended machine with ranging arms at each end and cutter drums mounted on each ranging arm, so the shearer can cut in either direction. We offer a wide range of shearers for low, medium and high seams from 1.6 m up to 5.8 m, with production rates of up to 5,000 tons/hour. Prices range from approximately $2.5 million to $3.5 million per shearer. Our shearers are generally purchased in pairs and the pair has an average life of approximately eight to 10 years.

Automated Plow Systems. Fully automated plow systems are a safe and economically attractive method of mining low and medium seam heights. Under this mining technique, the plow body is pulled along the coal face by an endless chain over a plow guide welded to the face conveyor. Plows achieve high traveling speeds (up to three meters per second or 590 feet per minute) and cutting depths of up to 250 mm. Plows have high extraction and loading rates in seams of 0.6 m to 1.8 m results in mining rates of up to 1,500 tons/hour. Prices range from approximately $9.0 million to $11.0 million per automated plow system. Our automated plow systems have an average life of approximately eight to 10 years.

Room and Pillar Equipment. In addition to longwall mining equipment, we offer an extensive line of technologically advanced room and pillar equipment. Our room and pillar equipment offerings include continuous miners, feeder breakers, battery- and diesel-powered underground utility vehicles, continuous haulage systems, roof bolters and belt systems. Our continuous miners can be used for both soft- and hard-cutting applications. In recent years, DBT extensively re-engineered its room and pillar product portfolio, particularly upgrades to the continuous miner product line.

Continuous Miners. Continuous miners are electric, self-propelled machines that constantly cut material and simultaneously load that material onto an internal conveyor. They then load the material into a haulage vehicle or continuous haulage system for transportation to the main mine belt. Our upgraded range of continuous miners combines high cutting power with matching conveying capacity. Independent drive functions ensure high reliability and ease of maintenance, while the modular design allows bolter miner equipment to be added to the continuous miner where applicable. We offer a “seamless” family of continuous miners for both soft and hard cutting applications for seams from 0.8 m to 5.2 m. Due to the severity of the operating environment and continuous usage, these products require extensive aftermarket parts, service and maintenance. Prices range from approximately $1.2 million to $3.0 million per continuous miner. Our continuous miners have an average life of approximately 10 to 15 years.

Continuous Haulage Systems. The continuous haulage system is used to efficiently remove cut coal or other mineral from the working face to the main mine belts on a continuous basis versus the batch process used by shuttle cars and battery haulers. The system is usually attached to the continuous miner or independently trammed behind the miner. It utilizes chain conveyors that transport the coal or mineral through a series of connected bridge structures and ultimately to the main mine belts. Our systems can be implemented in new or existing operations with capacity of up to 38 tons per minute. Prices range from approximately $1.0 million to $2.0 million per continuous haulage system and our continuous haulage systems have an average life of approximately 10 to 15 years.

Feeder Breakers. Feeder breakers are a crushing unit that breaks the coal or other mineral into a smaller size suitable for transportation by the belt conveyor systems or feeding into process facilities. The feeder breakers are often self-contained mobile units with a hopper to take the coal load from an underground utility vehicle. The feeder breaker then crushes the coal or mineral to feed onto the belt conveyer at a slower rate than received. Our underground feeder breakers have a production capacity of up to 1,800 tons per hour with a pick force of 27,200 kg. The units are custom designed to allow maximum discharge rates from the mobile haulers. Prices range from approximately $0.3 million to $0.6 million per feeder breaker and our feeder breakers have an average life of approximately 10 to 15 years.

Underground Haulage and Utility Vehicles. Underground haulage vehicles are vehicles used to transport material from continuous miners to the main mine belt where the haulage vehicle has self-contained discharge capability to unload material onto the belt. We offer both battery-powered and diesel-powered haulage vehicles. Underground utility vehicles are self-loading vehicles used to clean roadways, haul supplies and perform other functions. Prices range from approximately $0.3 million to $0.7 million per underground utility haulage vehicle or underground utility vehicle, and our underground haulage and utility vehicles have an average life of approximately 10 to 15 years.

Along with our two main product groups, we offer solutions in the field of horizontal crushing equipment for coal and non-coal applications such as aggregates typically used in road construction, potash and rock salt. The product range includes size reduction technology for primary crushing and scraper chain conveyors.

Aftermarket Parts and Services

In addition to the production and sale of original equipment, we offer a complete range of services including on-site services, repairs, overhauls and spare parts management. We support our customers through the entire equipment life cycle and re-use the information gathered in this process to further improve equipment productivity as well as to develop new technology and systems, tailored to meet customer needs.

In addition, we provide consulting services, such as mine planning, in emerging markets. Aftermarket sales accounted for approximately 35% of our 2007 underground mining sales, with the remaining 65% coming from original equipment sales.

Customers

Over the past five years, DBT’s customers have conducted their most significant operations in the United States, China, South Africa, Australia, Eastern and Western Europe

and India. Multinational coal mining corporations make up the majority of our customer base. In recent years, DBT’s large and efficient machines have enabled its customers to reduce their operating costs while enhancing their sophistication for the use and understanding of the employed technology. No one customer accounted for 10% or more of our underground mining sales in 2007. In 2006, the Shenhua Group accounted for approximately 14% of DBT’s sales.

Competitors

We are one of only two suppliers worldwide that offer complete system solutions to the underground mining industry (Joy Mining Machinery is the other). Our business enjoys significant barriers to entry, some of which include large initial capital expenditures required for the machinery to produce the original equipment and replacement parts, the importance of establishing a large global presence and an active installed base to support aftermarket sales, and key patented proprietary technology essential to the productivity and efficiency of our machines.

We are now facing increased competition from manufacturers based in low cost regions such as China and Russia. For example, in China there is much pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. To better compete in these low-cost regions, we have two manufacturing facilities in China and we may consider further expansion in the future. Our other original equipment competitors in other parts of the world are small, regional manufacturers that typically serve only the regions where they are located. To date, the market share of these companies is minimal but may grow in the future.

Competition in parts sales consists primarily of independent firms called “will-fitters,” which produce copies of the parts manufactured by us and other original equipment manufacturers. Copies produced by “will-fitters” are generally sold at lower prices, but we believe are of lower quality.

General

Marketing, Distribution and Sales

Our original equipment and aftermarket parts and services are primarily sold directly by our personnel both in the United States and in foreign markets. Sales outside the United States are made through our sales offices located in Australia, Brazil, Canada, Chile, China, England, Germany, India, Mexico, Peru, Russia and South Africa and, in some markets, by our independent sales representatives. We typically require a down payment when an agreement is reached for a new machine, and customers then make progress payments throughout the construction of the machine. Lead times for our large surface mining machines generally vary from four to nine months, but a dragline’s lead time can be more than two years. Lead times for our large underground mining machines generally approximate nine months, but a roof support system’s lead time may be 12 months. In addition, our long lead time replacement part sales often call for prices in effect at the time of order.

International Operations

We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States. Additionally, we employ direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of our sales and operating earnings is attributable to operations located outside the United States.

Original equipment sales in foreign markets are supported by our network of foreign subsidiaries and overseas offices that directly market our products and provide ongoing services and replacement parts for original equipment installed abroad. We believe that the availability and convenience of the services provided through our network ensure the efficient operation of our original equipment by our customers, promote higher gross margin aftermarket sales of parts and services, and provide us with a local presence to promote original equipment orders.

We sell most of our surface mining original equipment, including those sold directly to foreign customers, in United States dollars, and we sell most of our underground mining original equipment in either United States dollars or Euros. We sell most of our underground mining aftermarket parts in either United States dollars or Euros, also with limited aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our surface mining aftermarket parts in United States dollars, with limited aftermarket parts sales denominated, in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

Raw Materials and Supplies

We purchase from outside suppliers raw materials, principally structural steel, castings and forgings required for our manufacturing operations, and other items, such as electrical equipment and, for our underground mining business, roof support components, that are incorporated directly into the end product. Our foreign subsidiaries purchase components and manufacturing services both from local suppliers and from us. Certain additional components are sometimes purchased from suppliers, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content requirements exist, local subcontractors can occasionally be used to manufacture the required components.

Manufacturing

The design, engineering and manufacturing of most of our surface mining original equipment and manufactured aftermarket parts is done at our South Milwaukee, Wisconsin complex. We are in the process of completing the third phase of expansion at our South Milwaukee manufacturing facilities. Our underground mining manufacturing is operated in support of our regional divisions (Europe/Asia, Americas and Australia/Southern Africa). Most longwall mining equipment is manufactured in Europe and most of the room and pillar equipment is manufactured in the United States. In addition, all of our underground mining product lines are supported with manufacturing capabilities in China.

Backlog

Backlog represents unfilled orders for our products and services. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods of time. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog as of December 31, 2007 and December 31, 2006, as well as the portion of our backlog which was expected to be recognized within 12 months of these dates, was as follows:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Surface Mining:
Total	$804,781	$894,749
Next 12 months	579,448	593,828
Underground Mining:
Total	$636,473	N/A	(1)
Next 12 months	551,923	N/A	(1)
Combined
Total	$1,441,254	$894,749
Next 12 months	1,131,371	593,828

(1)	We did not manufacture underground mining equipment prior to the acquisition of DBT on May 4, 2007.

Patents, Licenses and Franchises

We have numerous United States and foreign patents, patent applications and patent licensing agreements. We do not consider our business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

Our expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, aggregated $20.4 million in 2007, $10.7 million in 2006 and $7.2 million in 2005. The increase in 2007 reflects increased spending as a result of our acquisition of DBT and the increase in 2006 was in part due to expenditures related to the continuing development of electrical and machine upgrade systems for our surface mining equipment.

Employees

As of December 31, 2007, we employed approximately 6,050 persons, approximately 3,450 of whom are located outside the United States. As of December 31, 2007, approximately 675 of our United States employees were unionized and approximately 1,200 of our non-United States employees were unionized. We consider our relationship with our unionized and non-unionized workers to be good. In the United States, our five and one-half year contract with the United Steelworkers of America representing hourly workers at our South Milwaukee, Wisconsin facility expires in April 2010 and our two year contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2008. Also, one of our subsidiaries is a party to a contract with the United Mine Workers of America and the Association of Bituminous Contractors under which its employees’ employment is governed only if they are working at locations that are operated by the United Mine Workers.

Overseas, substantially all of our employees in Germany are covered by a 19 month contract with Manteltarifvertrag der IGM which expires in October 2008 and a three year Future Agreement which expires in June 2008, both of which are equivalent to union agreements in the United States. Also, our three year contracts with the Australian Manufacturers Workers Union representing certain of our hourly workers in Australia expire in March 2009 and June 2010, respectively.

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

Further regulatory initiatives targeting carbon dioxide and other greenhouse gas emissions, which are by-products of coal consumption, could potentially depress coal consumption in the United States and other developed nations. The United States and over 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require national reductions in greenhouse gas emissions (the “Kyoto Protocol”). At the December 2007 United Nations Climate Change Conference held in Bali, Indonesia, 187 nations agreed to commence a two year process on a successor pact to the Kyoto Protocol which expires in 2012. Whether through international treaty, national legislation or state and regional programs to stabilize or reduce greenhouse gas emissions, these restrictions could adversely impact the price of, and demand for, coal in the United States and elsewhere. This in turn could reduce demand for our coal-mining customers’ output and thus their demand for our products, which could have a material adverse effect on our business.

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

Copies of our Business Ethics and Conduct Policy for our principal executive officer and senior financial officers are available free of charge by contacting us at Post Office Box 500, 1100 Milwaukee Avenue., South Milwaukee, Wisconsin 53172-0500 (414-768-4000) or through our Internet site (www.Bucyrus.com).

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

We produce most of our surface mining equipment and aftermarket parts at our manufacturing plants in South Milwaukee and Milwaukee, Wisconsin, and most of our underground mining equipment and aftermarket parts at our manufacturing plants in Germany, the United States (Pennsylvania, Virginia and Alabama) and, to a lesser extent, in Poland, China and Australia. If operations at any of these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial condition and/or results of operations could be materially adversely affected. Any of these significant events could require us to make large unanticipated capital expenditures. Interruptions in production could increase our costs and delay our delivery of original equipment and parts in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. All of our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future profitability and cash flow, could be materially adversely affected.

We must attract and retain skilled labor in order to maintain and increase our business.

Our ability to operate profitably and expand our operations, including the realization of the desired benefits of our current production capacity expansion program, depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Demand for these workers is currently high and the supply is limited, particularly in the case of skilled and experienced machinists, welders and engineers. Also, our underground mining business will face the retirement of a large number of skilled employees over the next five to ten years. As a result, our growth may be limited by the scarcity of skilled labor. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. Further, we may be faced with increased training costs and reduced productivity as we train new employees. If our compensation costs increase or we cannot attract and retain skilled labor, including engineers, machinists and welders, our earnings could be reduced, and production capacity and growth potential could be impaired.

Our surface mining production capacity may not be sufficient to meet customer demand.

We are currently operating near full capacity at our surface mining equipment manufacturing facilities. In addition, our backlog of firm orders for surface mining equipment was $804.8 million as of December 31, 2007, compared to $894.7 million as of December 31, 2006. Our current expectations for 2008 assume continued strong global mining growth, as well as continued growth of our surface mining sales. We are completing the third phase of our expansion program at our South Milwaukee facility, which we believe will substantially increase our surface mining equipment production capacity, assuming we can employ sufficient skilled labor. However, production capacity may not be expanded soon enough, or to a sufficient extent, to satisfy customer demand for our surface mining products. If we are unable to commit to producing products for its customers within the timeframes they require, then these customers may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels, profitability and cash flow.

If we are unable to purchase component parts or raw materials from key suppliers, the prices of component parts or raw materials rise materially, or the costs of shipping products rise materially, our business and results of operations may be materially adversely affected.

We purchase all of our alternating current (“AC”) drives relating to surface mining equipment and certain other electrical parts pursuant to a 10-year agreement with Siemens Energy & Automation (“Siemens”). Delays, disruptions or other difficulties procuring parts from Siemens, or our inability to obtain parts from Siemens altogether could have a material adverse effect on our business and results of operations. We purchase components of our roof supports from three primary suppliers pursuant to written agreements. The loss of any of these three primary suppliers, or delays, disruptions or other difficulties procuring parts from these suppliers or from related raw material sources, could have a material adverse effect on our ability to timely produce our roof supports and other underground mining original equipment and, ultimately, could have a material adverse effect on our business and results of operations. We also purchase track links, castings and forgings from suppliers with whom we have longstanding relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain or lower costs.

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

We also purchase component parts and raw materials on terms extended to us by our suppliers based on our overall credit rating. We significantly increased our debt levels to fund the DBT acquisition. If our credit rating were to change adversely, our suppliers may not be willing or able to continue to extend favorable terms to us, which could negatively impact our cash flow or cause us to incur increased indebtedness under our revolving credit facility.

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

If demand for mining services or mining equipment utilization rates decrease significantly, then demand for our products and services (particularly demand for original equipment, which tends to be closely correlated with the strength of commodity markets and, as a result, tends to be more cyclical than aftermarket sales), will likely decrease. Future decreased demand for original equipment may impact our results of operations to a greater extent than decreased demand in prior periods since the total percentage of our sales derived from the sale of original equipment versus aftermarket parts and services increased as a result of the DBT acquisition. As a result of this cyclicality, we have experienced, and in the future could experience, extended periods of reduced sales and margins.

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

As a result of the DBT acquisition, our consolidated sales to coal mining customers have increased substantially, which makes our results of operations more dependent on the commodity price of coal and other conditions in the coal markets.

Our consolidated sales to coal mining customers have increased substantially as a result of the DBT acquisition. Approximately 96% of DBT’s sales in 2006 were derived from sales to coal mining customers compared to approximately 53% of Bucyrus’ sales for the same period. On a pro forma combined basis, our 2007 sales to coal mining customers accounted for approximately 79% of our total sales. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. Government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause or require such utilities to select alternative energy sources or technologies as a source of electric power. If a more economical form of electricity generation is discovered, developed or mandated, or if a current alternative source of energy such as nuclear power becomes more widely accepted or cost effective, the demand for our mining equipment could be adversely affected.

In any given year, we rely on significant customers for a large percentage of our sales.

Our business is dependent on securing and maintaining customers by promptly delivering reliable and high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly original equipment sales. In 2007, 2006 and 2005, BHP Billiton, our largest surface mining customer, accounted for approximately 9%, 13% and 14%, respectively, of our surface mining sales. No one customer accounted for 10% or more of our underground mining sales in 2007. In 2006, the Shenhua Group accounted for approximately 14% of DBT’s sales. The products that we may sell to any particular customer depend on the size of that customer’s capital expenditure budget devoted to mining plans in a particular year and on the results of competitive bids for major projects. Additionally, our top five surface mining customers in each of 2007, 2006 and 2005 collectively accounted for approximately 27%, 40% and 38%, respectively, of our surface mining sales. This trend reflects the recent consolidation within the mining industry. In addition, key sectors of the mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers could have a material adverse effect on our results of operations.

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

We derive the majority of our sales from foreign markets where we have substantial operations. During 2007, we generated $1.2 billion, or approximately 72%, of our sales outside the United States (exports from the United States and sales by our foreign subsidiaries) compared to $556.4 million, or 75% in 2006. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

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

In addition, a significant portion of our international business is conducted in emerging markets located in Asia, Africa and South America. Many of the countries in these regions have developing legal and economic systems, which add a level of uncertainty to our operations in those countries relative to those that would be expected domestically. The DBT acquisition has increased our sales to customers in the developing markets of China, India and Eastern Europe, which will increase our exposure to the uncertainty associated with the developing governmental, legal and economic systems in those countries. We also plan to expand our manufacturing capacity in China, and the expansion process and the subsequent operation of the manufacturing facility will further increase our exposure to the uncertainties in this emerging market.

The above factors, and related unpredictability, could place the value of our operations and business relationships in overseas markets at risk, which could materially adversely affect our business and results of operations.

We are subject to risks related to conducting business in foreign currencies.

As a result of the DBT acquisition, we are now subject to substantially higher foreign currency exchange risk because we sell a significant amount of our underground mining products in Euros, while we sell most of our surface mining products in United States dollars, and we report our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the Euro, relative to other nations’ currencies, would decrease the United States dollar or Euro equivalent of our underground mining sales earned without decreasing the United States dollar or Euro value of the expenses associated with its sales.

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

Methods of competition in our business are diverse and include price, customer relationships, lead times, operating costs, productivity of equipment, design and performance, technology, reliability, warranty, service, delivery and other commercial factors. In electric mining shovels and draglines, we compete with P&H, and for certain applications our electric mining shovels may also compete against hydraulic shovels and small electric shovels made by other manufacturers. Among our primary competitors in the rotary blasthole drills market are Atlas Copco AB and Sandvik. In the aftermarket business, we compete with P&H, Atlas Copco AB, Sandvik and numerous independent firms that produce copies of the parts manufactured by us and other original equipment manufacturers. In the underground mining segment, we compete with Joy Global’s Joy Mining Machinery division for the sale of continuous miners, longwall shearers, powered roof supports and other underground mining equipment, as well as with a number of both established and emerging worldwide manufacturers of such equipment. In China and Eastern Europe, we also face competition from regional and domestic equipment manufacturers, including manufacturers owned directly or indirectly by governmental entities. For example, in China there is much pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. This circumstance could make it more difficult for us to compete effectively in China or realize some of the expected potential benefits of the DBT acquisition. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

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

We believe that our mining industry customers are focused on improving automation, standardization and consolidation of equipment and mining operations. In that regard, we concentrate on producing technologically advanced equipment that allows our customers to conduct safe and cost-efficient operations. To remain competitive, we believe we must develop new and innovative products on an ongoing basis. If we are unable to continue developing new and innovative products that incorporate technological advancements and meet the evolving requirements of our customers, or if we are unable to successfully bring such products to market, or if our competitors produce and sell equipment that is more technologically advanced than ours, the demand for our mining equipment could be materially adversely affected.

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

As of December 31, 2007, approximately 1,875 of our employees were unionized. Our five and one-half year contract with the United Steelworkers of America representing hourly workers at our South Milwaukee and Milwaukee facilities expire in April 2010 and our two year contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2008. Many of the collective bargaining agreements relating to our underground mining non-United States employees may be terminated by either the union or the employer association with a one to three month notice period (although these agreements will remain in full force and effect until a new agreement has been reached). After expiration of these agreements, we are not assured of being able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, a few of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. Additionally, our obligations under underground mining business labor agreements may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of our underground mining business, which could have a material adverse effect on our business, financial condition and/or results of operations.

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

We are subject to increasingly stringent environmental and occupational health and safety laws and regulations in the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of, or exposure to, hazardous materials. We cannot assure you that we have always on a historical basis complied, or will continue to comply, with these requirements. If we are not in compliance with these laws and regulations, we may incur remediation obligations or other costs in excess of amounts reserved, or fines, penalties or suspension of production. We may be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We may incur environmental liabilities relating to properties acquired in the DBT acquisition or properties that had been formerly owned or operated by DBT that may not be covered by indemnification under our Share Purchase Agreement, or with respect to which indemnification may be limited by the Share Purchase Agreement, and there can be no assurance that RAG would be able to satisfy such indemnification obligation at the time we make a claim or at all.

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

A substantial portion of our United States employees participate in our defined benefit pension plans, and we also provide certain postretirement benefits. As of December 31, 2007, our unfunded pension and postretirement benefit liability totaled $34.7 million compared to $44.9 million as of December 31, 2006. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions in

2008 and after. In addition, as of December 31, 2007, our international underground mining business had $113.2 million in unfunded pension liabilities with respect to its employees, with no assets set aside to fund such obligations.

Our continued success depends in part on our ability to protect our intellectual property.

Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent law, to protect our intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. We expect that the expansion of our manufacturing capacity in China and potentially to other countries such as India or Brazil also may heighten our risk of intellectual property infringement due to the pervasive nature in those countries of independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers. Our inability to protect our proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are, and may be in the future, subject to product liability and other lawsuits related to past and current activities.

The selling and servicing of complex, large scale surface mining equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with it. For example, as of December 31, 2007, we have been named as a co-defendant in 299 pending personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. Our underground mining business is also subject to various product liability and personal injury claims, including those relating to alleged asbestos and silicosis exposure. These types of claims, as well as product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While we maintain product liability and other insurance to cover varying levels of claims of this nature, including varying levels of coverage for the historical periods during which the pending claims of which we are aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations, and there are limitations on events covered by these policies. Also, we cannot assure you that we will be able to obtain insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential future claims. These lawsuits and future lawsuits against us could be resolved in a manner that materially and adversely affects our product reputation, business, financial condition and/or results of operations.

We may encounter difficulties in integrating DBT’s operations that may have a material adverse impact on our future growth and operating performance.

Full realization of the expected benefits of the DBT acquisition over time will require integration of certain aspects of DBT’s manufacturing, engineering, administrative, sales and marketing and distribution functions, as well as some integration of DBT’s multiple information systems platforms and processes. We plan to fully integrate DBT with our surface mining business. We expect to more fully analyze DBT’s internal organizational and operating structure and, where possible, identify appropriate opportunities for further integration over the longer term. This may be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operational expenses. Even if we are able to successfully integrate the operations of DBT, we may not be able to realize the expected benefits of the DBT acquisition, either in the amount of time or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated benefits from the DBT acquisition may be affected by a number of factors, including the following:

•

use of more cash or other financial resources, and additional management time, attention and distraction, on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in other expenses related to the DBT acquisition, which may offset any potential cost savings from the DBT acquisition;

•	our ability to realize anticipated levels of sales in emerging markets like China and India; and

•	our ability to avoid labor disruptions or disputes in connection with any integration.

Any potential cost-saving opportunities may take at least several years to begin to implement, and any results of these actions may not be realized for at least several quarters following implementation. We cannot assure you that we will be able to integrate the operations of DBT successfully, that we will be able to realize any anticipated benefits and synergies from the DBT acquisition or that we will be able to operate the DBT business as profitably as anticipated.

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

Our long-term debt, less current maturities, as of December 31, 2007 was $526.7 million compared to $82.2 million as of December 31, 2006. Our ability to make required payments of principal and interest on our increased debt levels will depend on the future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our credit facilities contain financial and restrictive covenants that limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial condition, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Credit Facilities” in this Form 10-K.

Our increased level of debt and the restrictive covenants contained in our credit facilities could have important consequences for our business, results of operations and/or financial condition, including:

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	placing us at a competitive disadvantage compared to less leveraged competitors; and

•	making us vulnerable to increases in interest rates because a portion of the debt under our new credit facilities will bear interest at variable rates.

In connection with the DBT acquisition, we are required to fulfill DBT’s obligations under a collective bargaining agreement, which obligations place certain restrictions on our underground mining business for a period of time.

Pursuant to the Share Purchase Agreement with RAG, we are required to fulfill certain obligations under a collective bargaining agreement covering DBT’s employees. We are not allowed to, among other things,

•	move DBT’s corporate headquarters from Lünen, Germany prior to December 31, 2009;

•	with certain exceptions, terminate more than 30 DBT employees per year prior to December 31, 2010; or

•	dispose of DBT’s German, United States or Australian business units prior to December 31, 2009.

If DBT’s order intake materially decreases from the order amounts set forth in the business plan during two consecutive fiscal quarters, and negotiations to find a mutually agreed solution which is acceptable to both us and DBT’s employees are unsuccessful, DBT would be able to terminate the collective bargaining agreement. On February 18, 2008, we entered into an addendum to the Share Purchase Agreement whereby in consideration of receipt of 3,000,000 Euros for the payment of severance packages for certain employees, we would refrain from exercising the right to terminate the collective bargaining agreement until December 31, 2009. The collective bargaining agreement otherwise terminates on December 31, 2010.

Additionally, to facilitate the DBT acquisition, we entered into a Shareholders’ Agreement with HMS Hamburg Trust GmbH, or the Hamburg Trust, a German domiciled special purpose financial intermediary. Under the terms of the Shareholders’ Agreement, the Hamburg Trust acquired non-voting equity securities (with no rights to cash flows or dividends) of DBT Holdings GmbH, which is the company that purchased the shares of DBT from RAG pursuant to the Share Purchase Agreement. Pursuant to that Shareholders’ Agreement, we agreed with the Hamburg Trust that, among other things, we would not take action that would result in a breach of or deviation from the collective bargaining agreement without the consent of Hamburg Trust.

These obligations may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of DBT’s business, which could have a material adverse effect on our business, financial condition or results of operations.

DBT may have liabilities which are not known to us.

Because our acquisition subsidiary purchased the shares of DBT, it assumed DBT’s liabilities and risks after the closing of the transaction, subject to certain representations and warranties of, and indemnification rights against, RAG. There may be liabilities or risks that we failed, or were unable, to discover, or that we underestimated, in the course of performing our due diligence investigations of DBT. Additionally, DBT has made previous acquisitions and we will be subject to any liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in our Share Purchase Agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations. As we begin to integrate DBT, we may learn additional information about DBT that adversely affects us, such as unknown or contingent liabilities, issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

To remain compliant with the obligations imposed on us by the Sarbanes-Oxley Act of 2002, we may be required to make significant changes in the internal controls, information systems and technologies or other aspects of DBT’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies like ours to review and make certain disclosures regarding their internal controls over financial reporting. We are also required to maintain certain disclosure controls and procedures and to take certain other actions and implement certain other practices and procedures, in order to remain compliant with other sections of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations of the SEC applicable to us. We have in the past undertaken efforts, at substantial cost, to become compliant with these rules and regulations, including the documentation, testing and review of our internal controls over financial reporting under the direction of senior management and the implementation of a system of disclosure controls and procedures. We have not yet been able to adequately test or review the internal controls over financial reporting currently maintained by DBT and, as a result, do not know whether such internal controls are sufficient to allow us to identify significant deficiencies and material weaknesses in their design or operation which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information and/or detect fraud. If DBT’s internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, we may be required to use significant financial and managerial resources to implement a compliant system, or to disclose significant deficiencies or material weaknesses, which may subject us to penalties and other enforcement actions. Nevertheless, we have commenced this analytical process. We may also be required to use significant financial and managerial resources to implement a system of disclosure controls and procedures at DBT to ensure that material information relating to DBT is made known to us in a timely fashion. These actions may have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal surface mining manufacturing operations are located in South Milwaukee, Wisconsin on approximately 66 acres of land. Subsequent to the completion of the third phase of our multi-phase expansion discussed below, this facility will be comprised of several buildings totaling approximately 1,111,000 square feet of floor space, including approximately 984,000 square feet for manufacturing and manufacturing support. A portion of this facility houses our corporate headquarters and surface mining research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication, welding and assembly of our surface mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. We lease the majority of the land and buildings in the South Milwaukee complex which includes 855,000 square feet of manufacturing and office space. The term of the lease is 20 years through 2021 with the option to renew the lease for up to five five-year terms at our option. Annual rent under the lease is $1.1 million through 2016. The lease is a net lease under which we are responsible for associated taxes, utilities and insurance. We continue to own the remainder of the land and buildings in South Milwaukee.

In response to sustained order strength for surface mining equipment, we are in the process of completing the third phase of a multi-phase capacity expansion of our manufacturing facilities in South Milwaukee. The first phase of our expansion provided 110,000 square feet of new space for welding and machining of large electric mining shovel components north of Rawson Avenue and was substantially complete at the end of the third quarter of 2006. The second phase of our expansion program further expanded our new facility north of Rawson Avenue from 110,000 square feet to over 350,000 square feet of welding, machining and outdoor hard-goods storage space. Construction was completed in April 2007. The aggregate cost of phase one and two of our expansion program was $56.6 million. The third phase of our expansion program is intended to help us meet the continued growth of demand for our surface mining equipment and their components. The third phase includes the renovation and expansion of manufacturing buildings and offices at our existing facilities south of Rawson Avenue. Our focus is on modernizing our facilities and improving manufacturing and administrative efficiencies. The steps for accomplishing phase three are scheduled to maximize manufacturing throughput during both the renovation and construction processes. We expect that phase three construction will cost approximately $74 million and be completed by the end of the first quarter of 2008. When completed, we expect that the additional manufacturing capacity provided by our multi-phase expansion program will allow us to significantly increase the total number of electric mining shovels and draglines that we are able to produce in any given year.

We lease a facility in Milwaukee, Wisconsin, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space for welding operations in our surface mining business. The lease expires in January 2015.

Our principal underground mining manufacturing operations are located in Houston, Pennsylvania, Pulaski, Virginia, Daphne, Alabama and Lünen, Germany.

Houston, Pennsylvania. This facility is located on approximately 35 acres of land and is comprised of a manufacturing plant and a three story office building. The manufacturing plant is one building totaling approximately 174,000 square feet of floor space, including approximately

143,000 square feet for manufacturing and 31,000 square feet for manufacturing support and office space. The office building totals approximately 40,000 square feet. The manufacturing building at this facility is constructed principally of structural steel with outer walls of concrete block and sheet metal cladding. The office building is mainly constructed of concrete and exterior glass. The manufacturing building and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for fabrication, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. Both our manufacturing building and office building are owned.

Pulaski, Virginia. This facility is located on approximately 17 acres of land and is comprised of 14 acres for a manufacturing building and three acres for a warehouse. The building totals approximately 145,000 square feet of floor space, including approximately 126,000 square feet for manufacturing and 19,000 square feet for manufacturing support and office space. The warehouse totals approximately 38,000 square feet for manufacturing support. Both buildings are constructed principally of structural steel framing with outer walls of concrete block and sheet metal cladding. The buildings and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for fabrication, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. Our principal manufacturing location is owned. The warehouse location is leased through April 30, 2009, with an annual lease value of $76,194. This is a net lease in which we are responsible for utilities, taxes, and insurance on personal property and the landlord is responsible for taxes and insurance for any real property. The lease provides the option to renew requiring 45 days notice in writing.

Daphne, Alabama. This facility is located on approximately seven acres of land which comprises a manufacturing plant and an office building. The facility totals 68,000 square feet of floor space including 62,000 square feet for manufacturing and 6,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for fabrication, extrusion, assembly, welding, drilling, testing and transportation of our belt systems, including Exalon conveyor rollers and conveyor pulleys, are well-maintained, in good condition and in regular use. This facility is owned.

Lünen, Germany. This facility is located on approximately 53 acres of land which comprises a manufacturing plant and an office building. The manufacturing plant totals approximately 958,000 square feet, including approximately 546,000 square feet for manufacturing, approximately 412,000 square feet for manufacturing support, and approximately 17,000 square feet for research and development. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for fabrication, assembly, welding, drilling, blasting, testing and transportation of our underground mining machinery; including longwalls, shearers and AFC plows are well-maintained, in good condition and in regular use. Both our manufacturing building and office building are owned.

Bucyrus Canada Limited, a wholly owned surface mining subsidiary, owns a facility in Edmonton, Alberta, Canada. An outstanding mortgage loan at Bucyrus Canada Limited is collateralized by this facility.

We own or lease administrative and sales offices in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States and have repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

All of our domestic assets, as defined, are pledged as collateral under our credit agreement.

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

Suits Alleging Exposure to Asbestos and Other Substances

As of December 31, 2007, we have been named as a co-defendant in 299 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 575 plaintiffs. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. We do not believe that costs associated with these matters will have a material adverse effect on our financial condition, results of operations or cash flows, although no assurance to that effect can be given.

Other

One of our wholly owned subsidiaries was a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of the subsidiary tipped over. The owner of the dragline sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25 million to $27 million. The unrelated third party has brought a third party action against our subsidiary. Our insurance carriers defended the claim. Our subsidiary was granted a motion of summary judgment approximately one year ago and the plaintiff’s appealed that decision. On November 16, 2007, the United States Court of Appeals for the Third Circuit entered an opinion affirming the ruling of the District Court. Thus, the court has affirmed the granting of the summary judgment motion and this case has been dismissed.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS

The following table sets forth the names and ages, as of February 25, 2008, of our executive and other corporate officers, as well as the positions and offices held by those persons.

Name	Age	Position
Timothy W. Sullivan	54	President, Chief Executive Officer and Director
William S. Tate	57	Executive Vice President, Global Markets and Strategic Support
Kenneth W. Krueger	51	Chief Operating Officer, Surface
Luis de Leon	42	Chief Operating Officer, Underground
Craig R. Mackus	55	Chief Financial Officer and Secretary
John F. Bosbous	55	Treasurer

Mr. Sullivan became our president and chief executive officer in March 2004 and was previously president and chief operating officer from August 2000 to March 2004. Mr. Sullivan rejoined us in January 2000 as executive vice president. From January 1999 through December 1999, Mr. Sullivan served as president and chief executive officer of United Container Machinery, Inc. From June 1998 through December 1998, Mr. Sullivan was our executive vice president—marketing and from April 1995 through May 1998 was our vice president marketing and sales. Mr. Sullivan is also a director of Foundations Bank in Pewaukee, Wisconsin.

Mr. Tate became our Executive Vice President in August 2007. Prior to our acquisition of DBT, Mr. Tate served as president and chief executive officer of DBT America Inc. from February 1999 to August 2007 and its parent company, DBT GmbH, from July 2004 to August 2007. Mr. Tate also serves as Chairman of the National Mining Association’s Manufacturing and Services section.

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

Mr. de Leon became our chief operating officer in August 2007. Prior to the acquisition of DBT, Mr. de Leon served as chief financial officer of DBT GmbH from October 2003 to August 2007. From July 1998 to September 2003, Mr. de Leon was chief operating officer and chief financial officer of DBT America Inc. From February 1997 to June 1998, Mr. de Leon served as vice president finance and controller. Before joining DBT, Mr. de Leon held several financial and operation positions during 1990 to 1997 in the Industry & Automation division of ABB Ltd.

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

Our Class A common stock is traded on the NASDAQ Stock Market under the symbol “BUCY”. As of February 25, 2008, there were 21 stockholders of record. The following table sets forth the high and low sales prices and dividend payments for our stock for the periods indicated.

	Price		Dividends
	High	Low
2007
First Quarter	$58.44	$44.63	$.0500
Second Quarter	73.19	50.40	.0500
Third Quarter	79.77	56.70	.0500
Fourth Quarter	104.36	70.39	.0500

2006
First Quarter	$49.40	$34.59	$.0383
Second Quarter	60.71	37.73	.0500
Third Quarter	53.41	38.56	.0500
Fourth Quarter	52.12	39.87	.0500

2005
First Quarter	$31.17	$23.13	$.0383
Second Quarter	26.50	21.07	.0383
Third Quarter	32.97	23.27	.0383
Fourth Quarter	36.17	25.48	.0383

We effected a three-for-two split of our Class A common stock on March 20, 2006. Our Class A common stock began trading on a split-adjusted basis on March 30, 2006. The above per share data has been adjusted to reflect this stock split.

We made no purchases of our Class A common stock in the fourth quarter of 2007.

Information about our equity compensation plans as of December 31, 2007 was as follows.

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders:
1998 Management Stock Option Plan	—		—	246,000
Omnibus Incentive Plan 2007	272,260	(1)	$45.54	2,160,543	(2)
Equity compensation plans not approved by stockholders	n/a		n/a

Total	272,260		n/a	2,406,543

(1)	Represents the number of shares of our Common Stock issuable upon the exercise of 502,475 outstanding stock appreciation rights (“SARs”) calculated using the closing price of our Common Stock as of December 31, 2007.
(2)	SARs reduce the number of shares remaining available for future issuance on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference from our 2007 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from our 2007 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from our 2007 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference from our 2007 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management has excluded our underground mining business from its assessment of internal control over financial reporting as of December 31, 2007 because DBT GmbH was acquired by the Company in 2007. The total assets and total revenue of our underground mining business represented approximately 62% and 43%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2007.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP with respect thereto as required by Item 9A are incorporated herein by reference from our 2007 Annual Report to Stockholders.

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

The information required by Item 11 is incorporated herein by reference from the BOARD OF DIRECTORS, COMPENSATION DISCUSSION AND ANALYSIS and EXECUTIVE COMPENSATION sections of our Proxy Statement and from the PERFORMANCE INFORMATION section of our 2007 Annual Report to Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from the STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT section of our Proxy Statement. The tabular information regarding our equity compensation plans is contained in ITEM 5 of this Report and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the CORPORATE GOVERNANCE section of our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM and AUDIT COMMITTEE REPORT sections of our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are incorporated herein by reference from this Annual Report on Form 10-K and our 2007 Annual Report to Stockholders:
			Form 10-K	Annual Report to Stockholders

	1.	FINANCIAL STATEMENTS

		Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005		X

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005		X

		Consolidated Balance Sheets as of December 31, 2007 and 2006		X

		Consolidated Statements of Common Stockholders’ Investment for the years ended December 31, 2007, 2006 and 2005		X

		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005		X

		Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005		X

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP		X

	2.	FINANCIAL STATEMENT SCHEDULE

		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	X

		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2007, 2006 and 2005	X

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in 2006, the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in 2006, and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” in 2007); such consolidated financial statements and report are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Milwaukee, Wisconsin

February 28, 2008

Bucyrus International, Inc.

Schedule II – Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves(1)	Balance at End of Period
	(Dollars in thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2007	$751	$1,879	$5,516	$8,146
Year ended December 31, 2006	$1,499	$(61)	$(687)	$751
Year ended December 31, 2005	$1,590	$137	$(228)	$1,499

(1)	Includes effect of changes in foreign currency exchange rates and balances acquired in the acquisition of DBT.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

By	/s/ T. W. Sullivan	February 28, 2008
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

Signature and Title	Date

/s/ Ronald A. Crutcher	February 28, 2008
Ronald A. Crutcher, Director

/s/ Paul W. Jones	February 28, 2008
Paul W. Jones, Director

/s/ Robert W. Korthals	February 28, 2008
Robert W. Korthals, Director

/s/ Gene E. Little	February 28, 2008
Gene E. Little, Director

/s/ Edward G. Nelson	February 28, 2008
Edward G. Nelson, Director

/s/ Robert L. Purdum	February 28, 2008
Robert L. Purdum, Director

/s/ Theodore C. Rogers	February 28, 2008
Theodore C. Rogers, Director and Chairman

/s/ R. C. Scharp	February 28, 2008
Robert C. Scharp, Director

/s/ T. W. Sullivan	February 28, 2008
Timothy W. Sullivan, Director and Chief Executive Officer

/s/ C. R. Mackus	February 28, 2008
Craig R. Mackus, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ M. J. Knapp	February 28, 2008
Mark J. Knapp, Corporate Controller (Principal Accounting Officer)

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2007 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
2.1	Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Bucyrus International, Inc., dated December 16, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

2.2	Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

2.3	Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2006).

2.4	Third Addendum, dated February 18, 2008, to Share Purchase Agreement, dated December 16, 2006 by and among RAG Coal International GmbH, DBT Holdings GmbH and Bucyrus International, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed February 21, 2008).

3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2006 (incorporated herein by reference to Exhibit 31 to the Company’s Form 8-K filed February 17, 2006).

3.2	Amended and Restated Bylaws, effective July 27, 2004 (incorporated herein by reference to Exhibit 3.21 to the Company’s Form 8-K filed February 17, 2006).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, Lehman Brothers Bankhaus AG as German agent and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

10.1*	Bucyrus International, Inc. Non-Employee Director Compensation

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed October 24, 2006).

10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, filed October 24, 2006).

10.5*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated herein by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.6*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Bucyrus International, Inc. Omnibus Incentive Plan 2007 (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Bucyrus International, Inc. Annual Meeting of Stockholders held April 25, 2007).

10.9*	Omnibus Incentive Plan 2007, as amended August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008.

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan.

10.16*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Timothy W. Sullivan.

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus.

10.20*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Craig R. Mackus.

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate.

10.24*	Employment offer letter, dated August 8, 2007, from the Company to Luis de Leon (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2007).

10.25*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.26*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Kenneth W. Krueger.

10.27*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and John F. Bosbous.

10.28	Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for year ended December 31, 2001).

10.29	Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2007 Annual Report to Stockholders.

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.