Form 10-Q
period 2008-03-31
BUCYRUS INTERNATIONAL INC
filed 2008-05-12
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-00871

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 6, 2008
Common Stock, $.01 par value	37,437,194

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Sales	$516,981	$190,361
Costs of products sold	375,396	138,283

Gross profit	141,585	52,078
Selling, general and administrative expenses	59,481	21,118
Research and development expenses	8,151	2,548
Amortization of intangible assets	6,421	446

Operating earnings	67,532	27,966
Interest expense – net	5,914	1,237
Other expense	767	265

Earnings before income taxes	60,851	26,464
Income tax expense	19,770	8,601

Net earnings	$41,081	$17,863

Net earnings per share data
Basic:
Net earnings per share	$1.11	$.57
Weighted average shares	37,170,129	31,330,272
Diluted:
Net earnings per share	$1.09	$.57
Weighted average shares	37,602,579	31,607,977

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net earnings	$41,081	$17,863
Other comprehensive income:
Foreign currency translation adjustments	9,345	504
Change in pension and postretirement unrecognized costs, net of income taxes of $335	659	—
Derivative fair value changes, net of income tax benefits of $4,568	(9,881)	—

Comprehensive income	$41,204	$18,367

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,598	$61,112
Receivables – net	423,341	416,584
Inventories – net	538,856	494,425
Deferred income taxes	37,117	33,630
Prepaid expenses and other	46,450	41,038

Total Current Assets	1,222,362	1,046,789

OTHER ASSETS:
Goodwill	324,443	317,238
Intangible assets – net	239,473	245,836
Deferred income taxes	11,103	3,498
Other assets	41,620	44,448

Total Other Assets	616,639	611,020

PROPERTY, PLANT AND EQUIPMENT:
Cost	547,539	521,819
Less accumulated depreciation	(118,675)	(111,416)

Total Property, Plant and Equipment	428,864	410,403

TOTAL ASSETS	$2,267,865	$2,068,212

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$141,339	$146,529
Accrued expenses	171,367	149,443
Liabilities to customers on uncompleted contracts and warranties	290,661	158,390
Income taxes	62,473	55,086
Current maturities of long-term debt and other short-term obligations	8,641	9,348

Total Current Liabilities	674,481	518,796

LONG-TERM LIABILITIES:
Postretirement benefits	16,413	16,007
Deferred income taxes	53,900	50,920
Pension and other	154,165	144,918

Total Long-Term Liabilities	224,478	211,845

LONG-TERM DEBT, less current maturities	516,823	526,721

COMMON STOCKHOLDERS’ INVESTMENT:
Class A common stock – par value $0.01 per share, authorized 75,000,000 shares, issued 37,544,449 shares and 37,522,337 shares, respectively	375	375
Additional paid-in capital	673,239	671,341
Treasury stock – 108,600 shares	(851)	(851)
Accumulated earnings	181,772	142,560
Accumulated other comprehensive loss	(2,452)	(2,575)

Total Common Stockholders’ Investment	852,083	810,850

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,267,865	$2,068,212

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$153,025	$9,052

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(21,180)	(15,695)
Proceeds from sale of property, plant and equipment	2,328	33
Purchases of investments	(2,273)	—
Other—net	(503)	(55)

Net cash used in investing activities	(21,628)	(15,717)

Cash Flows From Financing Activities
Net borrowings from (repayments of) revolving credit facilities	(15,130)	11,734
Payment of term loan facility	(1,273)	—
Proceeds from other bank borrowings and long-term debt	—	208
Payments of other bank borrowings and long-term debt	(2,810)	(360)
Net proceeds from issuance of common stock	366	—
Tax benefit related to share-based payment awards	732	127
Dividends paid	(1,858)	(1,567)

Net cash provided by (used in) financing activities	(19,973)	10,142

Effect of exchange rate changes on cash	4,062	233

Net increase in cash and cash equivalents	115,486	3,710
Cash and cash equivalents at beginning of period	61,112	9,575

Cash and cash equivalents at end of period	$176,598	$13,285

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

(Continued)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$10,581	$1,740
Income taxes – net of refunds	9,076	1,500

Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	$—	$2,175

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of high productivity mining equipment for surface and underground mining. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations but tend to be smaller in size than the Company’s surface mining customers. The Company has more customers overall in its underground mining segment than in its surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States.

2.	In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates.

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

3.	On May 4, 2007, the Company completed its acquisition of DBT GmbH (“DBT”) from RAG Coal International AG. Through the Company’s acquisition subsidiary, DBT Holdings GmbH, the Company acquired DBT for $731.0 million, which consisted of $694.8 million in cash, 471,476 shares of the Company’s common stock with an initial market value of $21.8 million, calculated using the average per share closing price of the Company’s common stock from December 13, 2006 through December 20, 2006 (the reasonable period before and after the date the terms of the acquisition were agreed to and announced), and $14.4 million for expenses related to the acquisition The net assets acquired and results of operations since the date of acquisition are included in the Company’s consolidated financial statements.

The acquisition of DBT enabled the Company to expand its product portfolio to include underground mining equipment and aftermarket support for that equipment, which enhances its capability to serve a larger segment of the global mining equipment market. The acquisition also increases the Company’s strategic presence in markets that it expects will experience substantial mining growth over the next several years. These factors contributed to a purchase price resulting in the recognition of goodwill. This goodwill is not deductible for income tax purposes.

The acquisition of DBT was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of the DBT acquisition. Specifically, deferred tax liabilities were recognized based on the difference between the assigned values and the tax bases of the recognized assets acquired. The principles of purchase accounting require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The purchase price allocation was substantially complete as of March 31, 2008 and the Company believes that any remaining adjustments to the purchase price allocation will be immaterial.

The purchase price was determined as follows (dollars in thousands):

Cash	$694,822
Issuance of common shares	21,782
Liabilities assumed	457,521
Deferred tax impact of purchase accounting	122,698
Acquisition expenses	14,352

Total purchase price	$1,311,175

Major categories of liabilities assumed included liabilities to customers on uncompleted contracts of $92.3 million, pension liabilities of $117.2 million, warranty liabilities of $74.8 million and trade accounts payable of $55.9 million.

The allocation of the purchase price was as follows (dollars in thousands):

Current assets	$549,599
Property, plant and equipment	209,000
Intangible assets (including goodwill of $277,137)	524,116
Other long-term assets	28,460

Total purchase price allocation	$1,311,175

Pro Forma Results of Operations

The following unaudited pro forma results of operations assumes that the Company acquired DBT on January 1, 2007 and includes the effects of the Company’s 2007 debt refinancing and equity offering. The pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles, as well as the effects of adjustments made to the carrying value of certain assets.

	Three Months Ended March 31,
	2008	2007
	(Dollar in thousands, except per share amounts)
Sales	$516,981	$458,457

Net earnings	$41,081	$19,105

Net earnings per share:
Basic	$1.11	$.51
Diluted	$1.09	$.51

The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of DBT been effective on January 1, 2007 or of the Company’s future operations. Also, the pro forma financial information does not reflect the costs that the Company incurred, or may incur, to integrate DBT. These costs have not been material to date and the Company does not expect them to be material in the future.

Finished parts and work in process inventories have been adjusted to their estimated fair market value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Finished parts were valued at their estimated selling prices, less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort, and work in process was valued at estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. As this inventory adjustment was directly attributed to the transaction and will not have a continuing impact, it is not reflected in the pro forma results of operations presented above. However, this inventory adjustment is resulting in a charge to cost of products sold in the periods subsequent to the consummation of the acquisition of DBT during which the related inventories are sold. The actual charge for the three months ended March 31, 2008 was $8.9 million. The remaining estimated charge is $3.2 million and is expected to be fully amortized as a charge to cost of sales by the end of the second quarter of 2008.

4.	Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Raw materials and parts	$72,039	$113,244
Work in process	200,105	132,998
Finished products (primarily replacement parts)	266,712	248,183

	$538,856	$494,425

5.	The Company’s credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit.

As of March 31, 2008, the Company had no borrowings under the secured revolving credit facility. The amount available for borrowings under the secured revolving credit facility was $274.6 million (taking into account $100.4 million of issued letters of credit). As of March 31, 2008, the Company had no borrowings under the unsecured German credit facility and had borrowings under the term loan facility of $516.0 million ($398.0 million plus €74.6 million) at a weighted average annual interest rate of 5.3%.

The Company’s obligations under its credit facilities are guaranteed, on a joint and several basis, by certain of its domestic subsidiaries. In addition, the Company’s obligations under the secured revolving credit facility and the term loan facility are secured by a security interest in substantially all of its consolidated tangible and intangible domestic assets (subject to certain exceptions), as well as 100% of the outstanding capital stock of its domestic subsidiaries and 65% of the voting stock and 100% of the non-voting stock of certain of its first-tier foreign subsidiaries.

6.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net income per share of common stock calculations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollar in thousands, except per share amounts)
Net earnings	$41,081	$17,863

Weighted average shares outstanding	37,170,129	31,330,272

Basic net earnings per share:	$1.11	$.57

Weighted average shares outstanding	37,170,129	31,330,272
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	432,450	277,705

Weighted average shares outstanding – diluted	37,602,579	31,607,977

Diluted net earnings per share	$1.09	$.57

7.	In the first quarter of 2008, the Company issued 27,350 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2011. Nonvested share activity during the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2008	195,631	$42.91
Granted	27,350	103.38
Vested	(4,800)	20.00

Outstanding as of March 31, 2008	218,181	$51.00

As of March 31, 2008, there was $7.3 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The grant date fair value was based on the fair market value of the Company’s Class A common stock on the date of grant. As of March 31, 2008, the Company expected approximately 207,300 shares to vest and these shares had an aggregate intrinsic value of $21.1 million and a weighted-average remaining contractual term of approximately 2.0 years. The total fair value of shares vested during the three months ended March 31, 2008 was $0.5 million.

In the first quarter of 2008, the Company also granted stock appreciation rights (“SARs”) to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2008	502,475	$23.18
Granted	130,500	48.02
Exercised	(8,845)	24.68

Outstanding as of March 31, 2008	624,130	28.35

Vested and exercisable as of March 31, 2008	94,697	$22.04

As of March 31, 2008, there was $11.3 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.9 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	3.49%
Expected stock price volatility	42%
Expected life	6.5 years
Dividend yield	.19%

The risk-free interest rate was based on the U.S. Government Treasury strips rate on the date of grant and with a maturity equal to the expected life of the SARs. The expected stock price volatility was based on the historical activity of the Company’s Class A common stock. The expected life was calculated using the simplified method for “plain-vanilla” issuances. The expected dividend yield was based on the annual dividends which have been paid on the Company’s Class A common stock.

8.	Pension and postretirement expenses consisted of the following:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$545	$600	$200	$250
Interest cost	2,221	1,350	725	250
Expected return on assets	(800)	(1,425)	(875)	—
Amortization of:
Prior service cost	(25)	100	125	(50)
Actuarial loss	150	400	150	25

Net periodic benefit cost	$2,091	$1,025	$325	$475

9.	Intangible assets consisted of the following:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(13,412)	$25,500	$(13,094)
Technology	115,000	(8,785)	115,000	(6,389)
Customer relationships	112,000	(5,133)	112,000	(3,733)
Backlog	8,000	(7,333)	8,000	(5,333)
Trademarks	12,000	(12,000)	12,000	(12,000)
Other	5,855	(4,655)	5,855	(4,406)

	$278,355	$(51,318)	$278,355	$(44,955)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

	Surface Mining	Underground Mining
Balance as of January 1, 2008	$47,306	$269,932
Goodwill acquired	—	7,205

Balance as of March 31, 2008	$47,306	$277,137

The estimated future amortization expense of intangible assets as of March 31, 2008 was as follows (dollars in thousands):

2008 (remaining nine months)	$13,208
2009	16,601
2010	16,601
2011	16,601
2012	16,601
2013	16,601
Future	130,824

$227,037

10.	The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, allocating resources, and based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Prior to the acquisition of DBT in May 2007, all of the Company’s operations were in surface mining and were classified as one operating segment.

The accounting policies of the segments are the same as those described in Note A to the Company’s 2007 consolidated financial statements. The operating earnings for each segment does not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. There are no significant inter-segment sales. Identifiable assets are those used in the operations in each segment.

Segment information for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$284,058	$54,344	$4,592	$15,589	$885,597
Underground mining	232,923	19,249	10,814	5,596	1,382,268

Total operations	516,981	73,593	15,406	21,185	2,267,865
Corporate	—	(6,061)	—	—	—

Consolidated total	$516,981	67,532	15,406	$21,185	$2,267,865

Interest expense – net		5,914
Other expense		767	767

Earnings before income taxes		$60,851	$16,173

	Three Months Ended March 31, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$190,361	$27,966	$4,194	$14,823	$627,751
Underground mining	N/A	N/A	N/A	N/A	N/A

Total operations	190,361	27,966	4,194	14,823	627,751
Corporate	N/A	N/A	N/A	N/A	N/A

Consolidated total	$190,361	27,966	4,194	$14,823	$627,751

Interest expense – net		1,237
Other expense		265	265

Earnings before income taxes		$26,464	$4,459

11.	To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into two interest rate swap agreements in 2007 that effectively fix the interest payments on $200.0 million of its outstanding borrowings under its term loan facility. The first swap matures on May 4, 2010 and currently fixes the variable portion of the interest rate on term loan facility borrowings in the notional amount of $150.0 million at 4.88%, plus the applicable spread based on terms of the credit facility. The second swap also matures on May 4, 2010 and currently fixes the interest rate at 5.094%, plus the applicable spread in the notional amount of $50.0 million. The swaps have been designated as cash flow hedges of LIBOR-based interest payments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the effective portion of the change in fair value of the derivatives is recorded in other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swaps will be recognized as an adjustment to interest expense.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany.

The Company also uses forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. The Company has designated these hedges as either cash flow hedges or fair value hedges in accordance with SFAS No. 133.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, oftentimes the Company has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

12.	Environmental, product warranty and liability and legal matters as of March 31, 2008 were as follows:

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

The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its remediation liabilities with respect to the sites discussed above and does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows. The Company cannot, however, assure that it will not incur additional liabilities with respect to these sites in the future, the costs of which could be material, nor can it assure that it will not incur remediation liability in the future with respect to sites formerly or currently owned or operated by the Company or with respect to off-site disposal locations, the costs of which could be material.

Over the past three years, expenditures for ongoing compliance, remediation, monitoring and cleanup have been immaterial. While no assurance can be given, the Company believes that expenditures for compliance and remediation will not have a material effect on its future capital expenditures, results of operations or competitive position.

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Balance as of January 1,	$70,909	$5,788
Provision	1,704	679
Charges	(3,987)	(760)
Currency translation	4,152	—

Balance as of March 31,	$72,778	$5,707

Product Liability

The Company is normally subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. The Company’s products are operated by its employees and its customers’ employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. The Company has insurance covering most of these claims and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a claim becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company believes that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Asbestos Liability

The Company has been named as a co-defendant in approximately 295 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 571 plaintiffs. The Company has insurance covering most of these cases and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a case becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company does not believe that these costs will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company’s recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

13.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Foreign currency translation adjustments	$21,475	$12,130
Pension and postretirement benefit unrecognized costs	(6,528)	(7,187)
Derivative fair value adjustment	(17,399)	(7,518)

Accumulated other comprehensive loss	$(2,452)	$(2,575)

14.	On April 24, 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to eliminate all references to Class B common stock and rename the Company’s Class A common stock as “common stock”.

On April 30, 2008, the Company announced a two-for-one split of the Company’s common stock in the form of a 100% stock dividend. The stock split will be effective on May 27, 2008 for stockholders of record on May 13, 2008. The shares outstanding and earnings per share as reported for the first quarter of 2008 and 2007 are on a pre-split basis. Also on April 30, 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 75 million to 200 million.

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

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

•

the cyclical nature of the sale of original equipment due to fluctuations in market prices for coal, copper, oil, iron ore and other minerals, changes in general economic conditions, interest rates, customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of the mining industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	our experience in the underground mining business, which is less than some of our competitors;

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT; and

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

All references to the “Company,” “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries.

Business

We are a leading designer, manufacturer and marketer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. As a result of our acquisition of DBT GmbH (“DBT”) in May 2007, we operate in two business segments: surface mining and underground mining. As of January 1, 2008, all of our products and services are marketed under a single name: “Bucyrus”. We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Australia, Brazil, Canada, China and India will be increasingly important markets for our surface mining equipment and that the United States and the markets of China, Russia, Eastern Europe and India will be increasingly important markets for our underground mining equipment. In addition, we have recently received large orders to supply longwall systems to a customer in the Czech Republic.

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

In response to sustained order strength for surface mining equipment, we have substantially completed a multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee, Wisconsin. The aggregate cost of phase one and two of our expansion program was $56.6 million and the cost of phase three is expected to be approximately $74 million. Assuming that we are able to attract and retain the necessary skilled labor, our expanded facilities are expected to enable us to increase our annual shovel production capacity to 24 machines in 2008 from a capacity of 10 machines in 2006 and 16 machines in 2007, as well as approximately double our manufactured parts capacity from 2006 levels. This expansion also will help provide us with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that this expansion will provide for improved efficiency and improved workflow. In the first quarter of 2008, our board of directors approved an additional $45 million for additional renovations at our South Milwaukee facility, which we expect will be completed in 2008. This expenditure is part of our expected total 2008 capital expenditures of $90 million to $100 million, and will be financed by cash flows from operating activities and, to the extent necessary, borrowings under our credit facilities.

We are in the process of expanding our Kilgore, Texas surface mining service center and our underground mining service facility in Russia and expect both of them to be completed in 2008. We also plan on establishing a new service facility in Eastern Europe to support our underground mining business in this region and plan on expanding our surface mining service center in Gillette, Wyoming. The establishment of the service facility in Eastern Europe is expected to be completed in 2008 and the expansion of our service center in Gillette is expected to be completed in 2009.

Installed Base

Our total original equipment installed base of approximately $25.2 billion (calculated by estimated replacement value) as of December 31, 2007, which includes approximately $15.2 billion of surface mining equipment and approximately $10 billion of underground mining equipment, provides the foundation for our future aftermarket sales. Over the life of certain machines, customer purchases of aftermarket parts can exceed the original purchase price of the machine. Additionally, we generally realize higher gross margins on sales of our aftermarket parts than on sales of our original equipment. Moreover, because these machines tend to operate continuously in all market conditions, with expected lives ranging from eight to 40 years, and have predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our original equipment, which is closely correlated with expectations of sustained strength in commodity markets.

Backlog and New Orders

Our backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a predictive level of expected 2008 future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog as of March 31, 2008 and December 31, 2007, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	March 31, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,136,222	$804,781	41.2%
Next 12 months	$741,557	$579,448	28.0%
Underground Mining:
Total	$881,042	$636,473	38.4%
Next 12 months	$744,013	$551,923	34.8%
Total:
Total	$2,017,264	$1,441,254	40.0%
Next 12 months	$1,485,570	$1,131,371	31.3%

A portion of our surface mining backlog as of March 31, 2008 and December 31, 2007 was related to multi-year contracts that will generate revenue in future years.

New orders related to our surface mining operations for the first quarter of 2008 were $260.8 million and $354.7 million for original equipment and aftermarket parts and service sales, respectively. Included in our surface mining aftermarket parts and service new orders was $209.8 million related to multi-year contracts that will generate revenue in future years. New orders related to our underground mining operations for the first quarter of 2008 were $353.1 million and $124.4 million for original equipment and aftermarket parts and service sales, respectively. Underground original equipment orders include an order in the Czech Republic for five longwall systems.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008		2007
	Amount	% of Sales	Amount	% of Sales
Sales	$516,981	—	$190,361	—
Gross profit	141,585	27.4%	52,078	27.4%
Selling, general and administrative expenses	59,481	11.5%	21,118	11.1%
Operating earnings	67,532	13.1%	27,966	14.7%
Net earnings	41,081	7.9%	17,863	9.4%

Sales

Sales consisted of the following:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Surface:
Original equipment	$143,008	$78,370	82.5%
Aftermarket parts and service	141,050	111,991	25.9%

	284,058	190,361	49.2%

Underground:
Original equipment	141,116	N/A
Aftermarket parts and service	91,807	N/A

	232,923	N/A

Total:
Original equipment	284,124	78,370	262.5%
Aftermarket parts and service	232,857	111,991	107.9%

	$516,981	$190,361	171.6%

The overall increase in our surface mining sales was attributable to the strong global demand for our products and services, which continues to be driven by high international commodity prices and strong markets for commodities mined by our machines. Surface mining original equipment sales for the first quarter of 2008 increased in all three product lines compared to the first quarter of 2007. Surface mining aftermarket parts and service sales for the first quarter of 2008 increased in nearly all worldwide markets compared to the first quarter of 2007. Underground mining sales for the first quarter of 2008 decreased from the third and fourth quarters of 2007 primarily due to the timing of new orders in 2007. The lack of raw material, primarily steel, due to DBT’s previous ordering policies also contributed to the decline in underground mining sales for the first quarter of 2008. We modified these policies at the end of 2007 and in early 2008 as part of our integration of DBT, and long lead time raw material is now ordered in advance of the receipt of customer orders.

Gross Profit

Gross profit for the first quarter of 2008 was $141.6 million, or 27.4% of sales, compared to $52.1 million, or 27.4% of sales, for the first quarter of 2007. Gross profit for the first quarter of 2008 was reduced by $8.7 million of amortization of purchase accounting adjustments (primarily to inventory) as a result of the acquisition of DBT in 2007, which had the effect of reducing gross margin for the first quarter of 2008 by 1.7 percentage points. As of March 31, 2008, there was approximately $3.2 million of purchase accounting adjustment to inventory acquired in the DBT acquisition which is expected to be expensed in the second quarter of 2008. The increase in gross profit was primarily due to the acquisition of DBT and increased surface mining sales. For the first quarter of 2008, gross margins on surface mining original equipment and aftermarket parts and services were improved from the first quarter of 2007; however, overall gross margin was negatively impacted by the sales mix of lower margin original equipment and higher margin aftermarket parts and services. Original equipment sales, which have lower gross margins, were 50% of total surface mining sales for the first quarter of 2008 compared to 41% for the first quarter last year. The cost of training new employees in South Milwaukee and the related effects continue to negatively impact gross margin. Gross margin on underground mining equipment for the first quarter of 2008 was improved from the last two quarters of 2007 primarily due to 2008 sales consisting of a larger percentage of higher margin aftermarket parts and services. Original equipment sales, which have lower gross margins, were 61% of total underground mining sales for the first quarter of 2008 compared to 65% for the fourth quarter of 2007 and 66% for the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2008 were $59.5 million, or 11.5% of sales, compared to $21.1 million, or 11.1% of sales, for the first quarter of 2007. This increase was primarily due to the acquisition of DBT.

Research and Development Expenses

Research and development expenses for the first quarter of 2008 were $8.2 million, or 1.6% of sales, compared to $2.5 million, or 1.3% of sales, for the first quarter of 2007. The increase was due to the acquisition of DBT, as well as the continuing development of our surface mining products. As a percent of sales, surface mining research and development expenses for the first quarter of 2008 was consistent with the first quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $5.8 million for the first quarter of 2008, and is expected to be $4.5 million for the second quarter of 2008 and approximately $3.8 million per quarter for subsequent quarters through April 2019.

Operating Earnings

Operating earnings were as follows:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
Surface mining	$54,344	$27,966	94.3%
Underground mining	19,249	N/A

Total operations	73,593	27,966	163.1%
Corporate	(6,061)	N/A

Consolidated total	$67,532	$27,966	141.5%

The increase in operating earnings for the first quarter of 2008 was primarily due to the acquisition of DBT and increased gross profit resulting from increased surface mining sales volume. Operating earnings for our underground mining business were reduced by purchase accounting adjustments related to the acquisition of DBT of $14.3 million for the first quarter of 2008. The amortization of the remaining purchase accounting adjustments related to inventory acquired in the DBT acquisition is expected to be approximately $3.2 million for the second quarter of 2008. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $4.5 million for the second quarter of 2008 and approximately $3.8 million per quarter for subsequent quarters through April 2019.

Interest Expense - Net

Net interest expense was $5.9 million for the first quarter of 2008 compared to $1.2 million for the first quarter of 2007. The increase in interest expense in 2008 was due to increased debt levels related to the financing of the acquisition of DBT.

Net Earnings

Net earnings for the first quarter of 2008 were $41.1 million, or $1.11 per share, compared to $17.9 million, or $.57 per share, for the first quarter of 2007. Net earnings were reduced (increased) in 2008 by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

Three Months Ended March 31, 2008
(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$8,859
Amortization of intangible assets	5,796
Depreciation of fixed assets	(355)

Operating earnings	14,300
Income tax expense	4,782

Total	$9,518

Giving effect to our acquisition of DBT as if it would have occurred on January 1, 2007 instead of on May 4, 2007, pro forma net earnings and earnings per share for the first quarter of 2007 were $19.1 million and $0.51, respectively.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the three months ended March 31, 2008 and 2007, in each case compared to the same period in the prior year:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Increase (decrease) in sales	$6,025	$1,313
Increase (decrease) in gross profit	$885	$(135)
Increase (decrease) in operating earnings	$312	$(74)

EBITDA

EBITDA was as follows:

	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
EBITDA	$82,938	$32,160	157.9%
EBITDA as a percent of sales	16.0%	16.9%	(5.3)%

EBITDA is defined as net earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA includes the impact of non-cash stock compensation expense, severance expenses, loss on sales of fixed assets and the inventory fair value purchase accounting adjustment charged to cost of products sold. EBITDA is a measurement not recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be viewed as an alternative to GAAP measures of performance. EBITDA is presented because (i) we use EBITDA to measure our liquidity and financial performance and (ii) we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The following table reconciles net earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to net cash provided by operating activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net earnings	$41,081	$17,863
Interest expense – net	5,914	1,237
Income tax expense	19,770	8,601
Depreciation	8,670	3,748
Amortization (1)	7,503	711

EBITDA (2)	82,938	32,160
Changes in assets and liabilities	93,389	(15,057)
Non-cash stock compensation expense	1,822	1,692
Loss on sale of fixed assets	560	95
Interest expense – net	(5,914)	(1,237)
Income tax expense	(19,770)	(8,601)

Net cash provided by (used in) operating activities	$153,025	$9,052

Net cash provided by (used in) investing activities	$(21,628)	$(15,717)

Net cash provided by (used in) financing activities	$(19,973)	$10,142

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on sales of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Non-cash stock compensation expense	$1,822	$1,692
Severance expenses	280	473
Loss on sales of fixed assets	560	95
Inventory fair value adjustment charged to cost of products sold	8,859	—

	$11,521	$2,260

Liquidity and Capital Resources

Description of Credit Facilities

Our credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit.

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

As of March 31, 2008, we had no borrowings under the secured revolving credit facility. The amount available for borrowings under the secured revolving credit facility was $274.6 million (taking into account $100.4 million of issued letters of credit). As of March 31, 2008, we had no borrowings under the unsecured German credit facility and had borrowings under the term loan facility of $516.0 million ($398.0 million plus €74.6 million) at a weighted average rate of 5.3%. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility.

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

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of March 31, 2008, we were in compliance with all covenants and other requirements in our credit facilities.

Cash Requirements

During 2008, we anticipate strong cash flows from operations due to continued strong demand for our surface mining and underground mining original equipment and aftermarket parts and service sales. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material negative effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facility. If additional borrowings are necessary during the remainder of 2008, we believe we have sufficient capacity under our revolving credit facility.

Capital expenditures for the first quarter of 2008 were $21.2 million compared to $14.8 million for the first quarter of 2007. Included in capital expenditures for the first quarter of 2008 and 2007 were $7.5 million and $9.1 million, respectively, related to our surface mining expansion program. We expect our capital expenditures in 2008 to be between $90.0 million and $100.0 million, which includes the expansion of our facilities in Russia and Texas, the establishment of a new service facility in Eastern Europe and $45.0 million for the additional renovations at our South Milwaukee, Wisconsin facility. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during 2008.

As of March 31, 2008, we had contractual obligations of approximately $12.3 million with respect to our surface mining expansion program. As of March 31, 2008, there have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, there were approximately $166.8 million of standby letters of credit outstanding under all of our bank facilities.

We believe that cash flows from operations and our revolving credit facilities will be sufficient to fund our cash requirements for the next 12 months. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. As of March 31, 2008, we had $423.3 million of accounts receivable compared to $416.6 million of accounts receivable as of December 31, 2007. Receivables as of March 31, 2008 and December 31, 2007 included $174.7 million and $161.6 million, respectively, of revenues from long-term contracts which were not billable at these dates.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction–Type and Certain Production-Type Contracts”, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of our 2007 Annual Report to Stockholders. There have been no material changes to these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of March 31, 2008. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of March 31, 2008 would have the effect of changing our interest expense on an annual basis by approximately $1.7 million.

Foreign Currency

We sell most of our surface mining original equipment, including those sold directly to foreign customers, in United States dollars, and we sell most of our underground mining original equipment in either United States dollars or Euros. We sell most of our underground mining aftermarket parts in either United States dollars or Euros, also with limited aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our surface mining aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

Currency controls, devaluations, trade restrictions and other disruptions in the currency convertibility and in the market for currency exchange could limit our ability to timely convert sales earned abroad into United States dollars, which could adversely affect our ability to service our United States dollar indebtedness, fund our United States dollar costs and finance capital expenditures and pay dividends on our common stock.

Based on our derivative instruments outstanding as of March 31, 2008, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Date: May 9, 2008	Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Date: May 9, 2008	Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date: May 9, 2008	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.