Form 10-K/A
period 2007-12-31
BUCYRUS INTERNATIONAL INC
filed 2008-06-02
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

On February 29, 2008, Bucyrus International, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company hereby amends its Annual Report on Form 10-K to amend Item 15 and the Exhibit Index and to include conformed signatures of Deloitte & Touche LLP (“D&T”) on each of D&T’s reports listed in Item 15 and in D&T’s consent filed as Exhibit 23. These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-K. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K. Other than amending Item 15 and the Exhibit Index and including the conformed signatures of D&T on each of D&T’s reports listed in Item 15 and in D&T’s consent filed as Exhibit 23, this amendment does not modify or update in any way the disclosures in the Company’s original Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in 2006, the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006, and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” in 2007); such consolidated financial statements and reports are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bucyrus International, Inc.:

We have audited the accompanying consolidated balance sheets of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, common stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DBT GmbH, which was acquired on May 4, 2007 and whose financial statements constitute 62 % of total assets and 43 % of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at DBT GmbH. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Note A to the Consolidated Financial Statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” As described in Note K to the Consolidated Financial Statements, on December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As described in Note J to the Consolidated Financial Statements, on January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bucyrus International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

By	/s/ C. R. Mackus	June 2, 2008
C. R. Mackus
Chief Financial Officer and Secretary

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2007 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
2.1	Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Bucyrus International, Inc., dated December 16, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

2.2	Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

2.3	Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2006).

2.4	Third Addendum, dated February 18, 2008, to Share Purchase Agreement, dated December 16, 2006 by and among RAG Coal International GmbH, DBT Holdings GmbH and Bucyrus International, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed February 21, 2008).

3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2006 (incorporated herein by reference to Exhibit 31 to the Company’s Form 8-K filed February 17, 2006).

3.2	Amended and Restated Bylaws, effective July 27, 2004 (incorporated herein by reference to Exhibit 3.21 to the Company’s Form 8-K filed February 17, 2006).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, Lehman Brothers Bankhaus AG as German agent and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

10.1 *	Bucyrus International, Inc. Non-Employee Director Compensation. #

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed October 24, 2006).

10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, filed October 24, 2006).

10.5*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated herein by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.6*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Bucyrus International, Inc. Omnibus Incentive Plan 2007 (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Bucyrus International, Inc. Annual Meeting of Stockholders held April 25, 2007).

10.9*	Omnibus Incentive Plan 2007, as amended August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008. #

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan. #

10.16*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Timothy W. Sullivan. #

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus. #

10.20*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Craig R. Mackus. #

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate. #

10.24*	Employment offer letter, dated August 8, 2007, from the Company to Luis de Leon (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2007).

10.25*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.26*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Kenneth W. Krueger. #

10.27*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and John F. Bosbous. #

10.28	Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for year ended December 31, 2001).

10.29	Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2007 Annual Report to Stockholders. #

21	Subsidiaries of Registrant. #

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

*	Management contract or compensatory plan or arrangement.
#	Previously filed with the Form 10-K as originally filed on February 29, 2008