Form 10-K/A
period 2007-12-31
BUCYRUS INTERNATIONAL INC
filed 2008-07-10
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

On February 29, 2008, Bucyrus International, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company hereby amends its Annual Report on Form 10-K to amend Item 15 and the Exhibit Index and to include conformed signatures of Deloitte & Touche LLP (“D&T”) on each of D&T’s reports listed in Item 15 and in D&T’s consent filed as Exhibit 23. These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-K. This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K. Other than amending Item 15 and the Exhibit Index and including the conformed signatures of D&T on each of D&T’s reports listed in Item 15 and in D&T’s consent filed as Exhibit 23, this amendment does not modify or update in any way the disclosures in the Company’s original Annual Report on Form 10-K. The financial statements included within this amendment have not changed since the filing of the Company’s original Annual Report on Form 10-K.

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

(b)	EXHIBITS

	The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.	X

Bucyrus International, Inc.

Consolidated Statements of Earnings

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Sales	$1,613,391	$738,050	$575,042
Cost of products sold	1,205,066	551,275	437,611

Gross profit	408,325	186,775	137,431
Selling, general and administrative expenses	185,639	73,138	54,354
Research and development expenses	20,358	10,661	7,225
Amortization of intangible assets	29,181	1,792	1,801

Operating earnings	173,147	101,184	74,051
Interest expense – net	24,195	3,693	4,865
Other income	—	(818)	(718)
Other expense	2,394	1,035	987

Earnings before income taxes	146,558	97,274	68,917
Income tax expense	10,424	26,930	15,358

Net earnings	$136,134	$70,344	$53,559

Net earnings per share data
Basic:
Net earnings per share	$3.89	$2.25	$1.76
Weighted average shares	35,007,220	31,264,580	30,483,453
Diluted:
Net earnings per share	$3.85	$2.23	$1.71
Weighted average shares	35,357,670	31,539,761	31,246,137

See notes to consolidated financial statements.

Bucyrus International, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net earnings	$136,134	$70,344	$53,559

Other comprehensive income (loss):
Foreign currency translation adjustments	16,811	1,215	(589)
Change in minimum pension liability, net of income tax benefit of $767	—	4,626	(2,929)
Change in pension and postretirement unrecognized costs, net of income taxes of $5,811	12,034	—	—
Derivative fair value changes, net of income tax benefit of $5,073	(7,518)	—	—

Other comprehensive income (loss)	21,327	5,841	(3,518)

Comprehensive income	$157,461	$76,185	$50,041

See notes to consolidated financial statements.

Bucyrus International, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$61,112	$9,575
Receivables – net	416,584	162,535
Inventories – net	494,425	176,277
Deferred income taxes	33,630	11,725
Prepaid expenses and other	41,038	16,408

Total Current Assets	1,046,789	376,520

OTHER ASSETS:
Goodwill	317,238	47,306
Intangible assets-net	245,836	28,097
Deferred income taxes	3,498	16,117
Other assets	44,448	7,523

Total Other Assets	611,020	99,043

PROPERTY, PLANT AND EQUIPMENT:
Land	34,753	4,099
Buildings and improvements	196,339	55,439
Machinery and equipment	290,727	151,066
Less accumulated depreciation	(111,416)	(85,455)

Total Property, Plant and Equipment	410,403	125,149

TOTAL ASSETS	$2,068,212	$600,712

Bucyrus International, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$146,529	$83,603
Accrued expenses	149,443	44,121
Liabilities to customers on uncompleted contracts and warranties	158,390	32,233
Income taxes	55,086	9,978
Current maturities of long-term debt and short-term obligations	9,348	331

Total Current Liabilities	518,796	170,266

LONG-TERM LIABILITIES:
Postretirement benefits	16,007	17,313
Pension and other	144,918	34,504
Deferred income taxes	50,920	367

Total Long-Term Liabilities	211,845	52,184

LONG-TERM DEBT, less current maturities	526,721	82,266

COMMITMENTS AND CONTINGENCIES – Note M

COMMON STOCKHOLDERS’ INVESTMENT:
Class A common stock – par value $.01 per share, authorized 75,000,000 shares, issued 37,522,337 and 31,685,767 shares in 2007 and 2006, respectively	375	317
Additional paid-in capital	671,341	306,981
Treasury stock, at cost – 108,600 shares	(851)	(851)
Accumulated earnings	142,560	13,451
Accumulated other comprehensive loss	(2,575)	(23,902)

Total Common Stockholders’ Investment	810,850	295,996

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,068,212	$600,712

See notes to consolidated financial statements.

Bucyrus International, Inc.

Consolidated Statements of Common Stockholders’ Investment

	Class A Common Stock	Additional Paid-In Capital	Unearned Restricted Stock Compensation	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Balance at January 1, 2005	$201	$289,930	$(671)	$(851)	$(99,850)	$(21,691)
Issuance of common stock (849,654 shares)	6	3,961	—	—	—	—
Income tax benefit from exercised stock options	—	4,316	—	—	—	—
Stock-based compensation expense	—	—	180	—	—	—
Restricted stock forfeited (1,800 shares)	—	(25)	25	—	—	—
Net earnings	—	—	—	—	53,559	—
Dividends declared	—	—	—	—	(4,672)	—
Currency translation adjustments	—	—	—	—	—	(589)
Minimum pension liability adjustment, net of income tax benefit of $1,705	—	—	—	—	—	(2,929)

Balance at December 31, 2005	207	298,182	(466)	(851)	(50,963)	(25,209)
Stock split three-for-two	103	(103)	—	—	—	—
Cash in lieu of fractional shares	—	(98)	—	—	—	—
Issuance of common stock (438,841 shares)	4	832	—	—	—	—
Issuance of nonvested common stock (306,075 shares)	3	(3)	—	—	—	—
Income tax benefit from exercised stock options	—	4,353	—	—	—	—
Stock-based compensation expense	—	4,284	—	—	—	—
Reclassification of unearned compensation to additional paid-in-capital upon adoption of SFAS 123(R) – see Note H	—	(466)	466	—	—	—
Net earnings	—	—	—	—	70,344	—
Dividends declared	—	—	—	—	(5,930)	—
Currency translation adjustments	—	—	—	—	—	1,215
Minimum pension liability adjustment, net of income taxes of $1,202	—	—	—	—		4,626
Adjustment to initially adopt SFAS No. 158, net of income tax benefit of $630 – see Notes K and L	—	—	—	—	—	(4,534)

Bucyrus International, Inc.

Consolidated Statements of Common Stockholders’ Investment (continued)

	Class A Common Stock	Additional Paid-In Capital	Unearned Restricted Stock Compensation	Treasury Stock	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
Balance at December 31, 2006	$317	$306,981	—	$(851)	$13,451	$(23,902)
Issuance of common stock (5,331,180 shares)	53	335,919	—	—	—	—
Issuance of common stock to purchase DBT (471,476 shares)	5	21,777	—	—	—	—
Income tax benefit from exercised stock options and SARs and vesting of restricted stock	—	265	—	—	—	—
Stock-based compensation expense	—	6,171	—	—	—	—
Board of Director’s fees paid with stock	—	228	—	—	—	—
Net earnings	—	—	—	—	136,134	—
Dividends declared	—	—	—	—	(6,920)	—
Adoption of FIN 48	—	—	—	—	(105)	—
Currency translation adjustments	—	—	—	—	—	16,811
Change in pension and postretirement cost, net of income taxes of $5,811	—	—	—	—	—	12,034
Change in fair value of derivative instruments, net of income tax benefit of $5,073	—	—	—	—	—	(7,518)

Balance at December 31, 2007	$375	$671,341	—	$(851)	$142,560	$(2,575)

See notes to consolidated financial statements.

Bucyrus International, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$136,134	$70,344	$53,559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,438	12,892	11,681
Amortization	31,575	2,827	2,788
Stock compensation expense	6,171	4,284	180
Stock issued in payment of director’s fees	228	81	70
Deferred income taxes	(65,548)	275	(9,765)
Tax benefit from exercise of stock options	—	—	4,316
Loss on sale of property, plant and equipment	532	140	273
Receipt of government grants for training expenses	—	800	—
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(19,519)	(6,443)	(64,729)
Inventories	(35,696)	(42,433)	(21,904)
Other current assets	(26,948)	(8,840)	(1,112)
Other assets	(42,267)	(414)	1,574
Current liabilities other than income taxes, short-term obligations and current maturities of long-term debt	(62,210)	13,848	72,752
Income taxes	50,157	(1,171)	7,708
Long-term liabilities other than deferred income taxes	95,542	4,740	(7,033)

Net cash provided by operating activities	93,589	50,930	50,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(96,268)	(71,306)	(22,164)
Proceeds from sale of property, plant and equipment	1,923	517	305
Acquisition of DBT GmbH	(707,610)	—	—
DBT GmbH acquisition closing adjustments for liabilities assumed	26,549	—	—
Other	(58)	186	(250)

Net cash used in investing activities	(775,464)	(70,603)	(22,109)

Bucyrus International, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from (repayments of) revolving credit facilities	$(63,996)	$15,299	$63,490
Proceeds from term loan	825,000	—	—
Repayment of term loan	(326,267)	—	(98,750)
Proceeds from other bank borrowings and long-term debt	3,481	150	643
Payments of other bank borrowings and long-term debt	(24,657)	(1,166)	(321)
Receipt of government grants for facilities expansion	—	2,000	—
Payment of financing expenses	(15,678)	(268)	(591)
Net proceeds from issuance of common stock	336,289	756	3,896
Tax benefit related to share-based payment awards	265	4,353	—
Dividends paid	(6,868)	(5,892)	(4,666)
Payment in lieu of fractional shares – stock split	—	(98)	—
Other	34	—	—

Net cash provided by (used in) financing activities	727,603	15,134	(36,299)

Effect of exchange rate changes on cash	5,809	1,663	(116)

Net increase (decrease) in cash and cash equivalents	51,537	(2,876)	(8,166)
Cash and cash equivalents at beginning of year	9,575	12,451	20,617

Cash and cash equivalents at end of year	$61,112	$9,575	$12,451

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,818	$4,297	$5,443
Income taxes-net of refunds	39,305	26,735	14,462
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital expenditures related to expansion program included in accounts payable	$621	$3,047	—

Bucyrus International, Inc.

Consolidated Statements of Cash Flows (continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On May 4, 2007, the Company purchased certain assets and assumed certain liabilities of DBT GmbH. In conjunction with the acquisition, liabilities were assumed as follows:

2007
(Dollars in thousands)
Fair value of assets acquired	$1,303,989
Cash paid	(694,822)
Fair value of Company common stock issued	(21,782)
Acquisition expenses paid	(12,788)
Accrued acquisition expenses	(1,813)

Liabilities assumed	$572,784

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Notes to Consolidated Financial Statements

NOTE A – SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

Bucyrus International, Inc. (the “Company”) is a Delaware corporation and a leading designer, manufacturer and marketer of large-scale excavation equipment used in surface mining and, as a result of its acquisition of DBT GmbH (“DBT”) on May 4, 2007, is also a leading designer, manufacturer and marketer of high technology system solutions for underground coal mining. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of our surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of our underground mining customers are multinational coal mining corporations but tend to be smaller in size than our surface mining customers. The Company has more customers overall in the underground mining segment than in the surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States.

Use of Estimates

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

Inventories

Inventories are stated at lower of cost (first-in, first-out method) or net realizable value. The cost of finished goods and work in progress includes the cost of raw materials, other direct costs and production overheads. Net realizable value is the estimate of the selling price in the ordinary course of business, less the cost of completion and selling. Provision is made to reduce the cost to net realizable value for obsolete and slow-moving inventories. Advances from customers are netted against inventories to the extent of related accumulated costs. Advances in excess of related costs and earnings on uncompleted contracts are classified as a liability to customers. Advances netted against inventory costs were $3.3 million and zero at December 31, 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (see Note E). Intangible assets consist primarily of technology, customer relationships, engineering drawings, trademarks, trade names and backlog.

Property, Plant and Equipment

Depreciation is provided over the estimated useful lives of respective assets using the straight-line method for financial reporting and accelerated methods for income tax purposes. Estimated useful lives used for financial reporting purposes range from 10 to 40 years for buildings and improvements and three to 17 years for machinery and equipment.

Capitalized Interest

Under certain conditions, the Company capitalizes interest as part of the acquisition cost of an asset. Interest is capitalized only during the period of time required to complete and prepare the asset for its intended use. For the years ended December 31, 2007 and 2006, the Company capitalized $1.2 million and $0.8 million, respectively, of interest as a part of the cost of a multi-phase expansion of its manufacturing facilities.

Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful lives of property, plant and equipment and intangible assets with finite lives may warrant revision or that the remaining balance of each may not be recoverable. The Company accounts for any impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Financial Instruments

Based on Company estimates, the carrying amounts of cash equivalents, receivables, accounts payable, accrued liabilities and variable rate debt approximated fair value at December 31, 2007 and 2006.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries are translated into U.S. dollars using year-end exchange rates. Sales and expenses are translated at average rates during the year. Adjustments resulting from this translation are deferred and reflected as a separate component of Common Stockholders’ Investment. Gains and losses from foreign currency transactions are included in Selling, General and Administrative Expenses in the Consolidated Statements of Earnings. Transaction losses totaled $2.5 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively, and transaction gains totaled $1.0 million for the year ended December 31, 2005. Transaction gains and losses on intercompany advances to foreign subsidiaries for which settlement is not planned or anticipated in the foreseeable future are deferred and reflected as a component of Common Stockholders’ Investment.

Derivative Financial Instruments

The Company has entered into foreign exchange forward contracts in order to manage and preserve the economic value of cash flows in non-functional currencies. At December 31, 2007, the Company’s domestic operations had financial contracts outstanding to purchase 82.2 Australian dollars at a total price of $72.0 million, to purchase 1.8 million euros at a total price of $2.6 million and to purchase 2.2 million British pounds at a total price of $4.5 million. The Company’s operations in Australia have contracts outstanding to purchase $21.5 million at a total price of 26.5 million Australian dollars. The Company’s operations in Germany have contracts outstanding to purchase $75.2 million at a total purchase price of 58.1 million euros and 45.3 million Polish zloty at a total purchase price of 12.1 million euros. The Company’s operations in South Africa have contracts outstanding to purchase $3.4 million at a total purchase price of 24.3 million South African rand and 0.3 million euros at a total purchase price of 3.0 million South African rand. The Company’s operations in the United States have contracts to purchase 5.2 million euros at a total price of $7.2 million. Based upon year-end exchange rates, all outstanding contracts are recorded at fair value. The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases in foreign currencies are designated as cash-flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in other comprehensive income (loss) and recognized in earnings when the related inventory is sold. Ineffectiveness related to these hedge relationships is recognized currently in the Consolidated Statements of Earnings and was not significant. The maturity of these instruments does not exceed 12 months.

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

Stock Split

On March 8, 2006, the Company’s Board of Directors authorized a three-for-two split of the Company’s Class A common stock. The stock split was paid on March 29, 2006 to Company stockholders of record on March 20, 2006. The Company’s Class A common stock began trading on a split-adjusted basis on March 30, 2006. All references in the accompanying consolidated financial statements and notes thereto to net earnings per share and the number of shares have been adjusted to reflect this stock split, except for the Consolidated Statements of Common Stockholders’ Investment which reflect the stock split by reclassifying from Additional Paid-In Capital to Class A Common Stock an amount equal to the par value of the additional shares issued to effect the stock split.

Comprehensive Income (Loss)

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

	December 31,
	2007	2006
	(Dollars in thousands)
Foreign currency translation adjustments	$12,130	$(4,681)
Pension and postretirement benefit unrecognized costs	(7,187)	(19,221)
Derivative fair value adjustment	(7,518)	—

Accumulated other comprehensive loss	$(2,575)	$(23,902)

Revenue Recognition

Revenue from long-term sales contracts, such as for the manufacture of the Company’s machines and certain replacement parts, is recognized using the percentage-of-completion method prescribed by Statement of Position No. 81-1 due to the length of time to fully manufacture and assemble the Company’s machines or replacement parts. The Company measures revenue recognized based on the ratio of actual costs incurred to date in relation to total estimated costs to be incurred. The percentage-of-completion method of accounting for these contracts most accurately reflects the status of these uncompleted contracts in the Company’s consolidated financial statements and most accurately measures the matching of revenues with expenses. The Company also has long-term maintenance and repair contracts with customers. Under these contracts, the Company provides all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for Company personnel to operate the equipment being serviced. Parts consumed and services provided are charged to cost of products sold and sales are calculated and recorded based on the parts and service utilization. The customer is billed monthly and a liability for deferred revenues is recorded if payments received exceed revenues recognized. At the time a loss on a contract becomes known, the amount of the estimated loss is recognized in the consolidated financial statements. Revenue from all other types of sales, primarily sales of aftermarket parts, net of estimated returns and allowances, is recognized in conformity with Staff Accounting Bulletin No. 104, when all of the following circumstances are satisfied: persuasive evidence of an arrangement exists, the price is fixed or determinable, collectibility is reasonably assured, and delivery has occurred or services have been rendered. Criteria for revenue recognition is generally met at the time products are shipped, as the terms are FOB shipping point.

Included in the current portion of liabilities to customers on uncompleted contracts and warranties are advances in excess of related costs and earnings on uncompleted contracts of $86.8 million and $25.1 million at December 31, 2007 and 2006, respectively.

Warranty

Sales of the Company’s products generally carry typical manufacturers’ warranties, the majority of which cover products for one year, based on terms that are generally accepted in the marketplace. The Company records provisions for estimated warranty and other related costs as revenue is recognized based on historical warranty loss experience and periodically adjusts these provisions to reflect actual experience.

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

Stock–Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), on January 1, 2006 using the modified prospective application method. Previously, the Company accounted for stock-based compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). There was no pro forma effect on net earnings and net earnings per share for 2005 based on the fair value model as prescribed by SFAS 123.

SFAS 123R requires a classification change in the Statement of Cash Flows whereby the income tax benefit from stock option exercises is reported as a financing cash flow rather than as an operating cash flow as previously reported. The $4.4 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow prior to the adoption of SFAS 123R. SFAS 123R also requires any remaining debit in Common Stockholders’ Investment related to unearned stock compensation be reclassified to the appropriate equity accounts.

NOTE B – DBT ACQUISITION

On May 4, 2007, the Company completed its acquisition of DBT from RAG Coal International AG (“RAG Coal”). DBT is based in Lünen, Germany. Through the Company’s acquisition subsidiary, DBT Holdings GmbH, the Company acquired DBT for $694.8 million in cash and 471,476 shares of the Company’s common stock with an initial market value of $21.8 million, calculated using the average per share closing price of the Company’s common stock from December 13, 2006 through December 20, 2006 (the reasonable period before and after the date the terms of the acquisition were agreed to and announced). Expenses related to the acquisition totaled $14.6 million. The net assets acquired and results of operations since the date of acquisition are included in the Company’s consolidated financial statements.

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

The acquisition of DBT was accounted for under the purchase method of accounting. Under purchase accounting, the total purchase price was allocated to the tangible and intangible assets and liabilities assumed based on their respective fair values as of the date of the DBT acquisition. The principles of purchase accounting require extensive use of accounting estimates and judgments to allocate the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Accordingly, the purchase price allocation is preliminary and is subject to final adjustments. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the date of the DBT acquisition.

The preliminary purchase price was determined as follows (dollars in thousands):

Cash	$694,822
Issuance of common shares	21,782
Liabilities assumed	450,086
Deferred tax impact of purchase accounting	122,698
Acquisition expenses	14,601

Total preliminary purchase price	$1,303,989

Major categories of liabilities assumed included liabilities to customers on uncompleted contracts of $92.3 million, pension liabilities of $117.2 million, warranty liabilities of $74.8 million and trade accounts payable of $55.9 million.

The preliminary allocation of the purchase price was as follows (dollars in thousands):

Current assets	$549,598
Property, plant and equipment	209,000
Intangible assets (including goodwill of 269,932)	516,931
Other long-term assets	28,460

Total preliminary purchase price allocation	$1,303,989

Pro Forma Results of Operations

The following unaudited pro forma results of operations assumes that the Company acquired DBT on January 1, 2006 and 2007 and includes the effects of the Company’s debt refinancing (see Note G) and equity offering (see Note H). The pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles, as well as the effects of adjustments made to the carrying value of certain assets.

	Years Ended December 31,
	2007	2006
	(Dollar in thousands, except per share amounts)
Sales	$1,973,904	$1,933,948

Net earnings	$146,864	$113,687

Net earnings per share:
Basic	$3.95	$3.07
Diluted	$3.92	$3.05

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

Finished parts and work in process inventories have been adjusted to their estimated fair market value as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” Finished parts were valued at their estimated selling prices, less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the Company’s selling effort, and work in process was valued at estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. As this inventory adjustment was directly attributed to the transaction and will not have a continuing impact, it is not reflected in the pro forma results of operations presented above. However, this inventory adjustment is resulting in a charge to cost of products sold in the periods subsequent to the consummation of the acquisition of DBT during which the related inventories are sold. The actual charge for the year ended December 31, 2007 was $23.3 million. The remaining estimated charge is $12.1 million and is expected to be fully amortized as a charge to cost of sales by the end of the second quarter of 2008.

NOTE C – RECEIVABLES

Receivables at December 31, 2007 and 2006 included $161.6 million and $77.0 million, respectively, of revenues from long-term contracts which were not billable at these dates. Billings on long-term contracts are made in accordance with the terms as defined in the individual contracts. The unbilled receivables are for contracts that were near completion as of the balance sheet dates and collection of amounts due was scheduled to be within the next 12 months of such dates.

Current receivables were reduced by an allowance for losses of $8.1 million and $0.8 million at December 31, 2007 and 2006, respectively.

NOTE D – INVENTORIES

Inventories consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Raw materials and parts	$113,244	$45,392
Work in process	132,998	30,794
Finished products (primarily replacement parts)	248,183	100,091

	$494,425	$176,277

NOTE E – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, goodwill is not subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are not amortized, but are subject to an evaluation for impairment at least annually. Intangible assets with finite lives continue to be amortized over a period of five to 20 years. For goodwill, the fair value of the Company’s reporting units exceeded the carrying amounts and an impairment charge was not required. The Company also completed an impairment analysis of its indefinite life intangible assets in accordance with the provisions of SFAS 142 and determined that an impairment charge was not required.

Intangible assets consisted of the following:

	December 31, 2007			December 31, 2006
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization
	(Years)	(Dollars in thousands)		(Years)	(Dollars in thousands)
Amortized intangible assets:
Technology	12	$115,000	$(6,389)	—	—	—
Customer relationships	20	112,000	(3,733)	—	—	—
Engineering drawings	20	25,500	(13,094)	20	$25,500	$(11,818)
Backlog	1	8,000	(5,333)	—	—	—
Trademarks	0.7	12,000	(12,000)	—	—	—
Other	5 - 20	5,855	(4,406)	5 - 20	5,844	(3,865)

		$278,355	$(44,955)		$31,344	$(15,683)

Unamortized intangible assets:
Trademarks/Trade names		$12,436			$12,436

Changes in the carrying amount of goodwill in 2007 was as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)
Balance at January 1, 2007	$47,306	—
Goodwill acquired during the year	—	$269,932

Balance at December 31, 2007	$47,306	$269,932

Amortization expense for finite-lived intangible assets was $29.2 million, $1.8 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated future amortization expense of finite-lived intangible assets is as follows:

(Dollars in thousands)
2008	$19,411
2009	16,601
2010	16,601
2011	16,601
2012	16,601
Future	147,585

$233,400

NOTE F – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Wages and salaries	$55,186	$13,708
Other	94,257	30,413

	$149,443	$44,121

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Revolving credit facility	$15,130	$78,789
Term loan facility	509,184	—
Other	11,755	3,687

	536,069	82,476
Less current maturities of long-term debt	(9,348)	(210)

	$526,721	$82,266

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

At December 31, 2007, the Company had borrowings under the secured revolving credit facility of $15.1 million. The amount available for borrowings under the secured revolving credit facility was $234.4 million (taking into account $125.5 million of issued letters of credit). The Company had no borrowings under the unsecured German credit facility at December 31, 2007. At December 31, 2007, the Company also had borrowings under the term loan facility of $509.2 ($399.0 million plus €74.8 million) million at a weighted average rate of 6.4%.

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

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The financial covenants require the Company to maintain a total leverage ratio, calculated on a trailing four-quarters basis, of not more than 4.0 to 1.0 through the end of the quarter ending December 31, 2008 and not more than 3.5 to 1.0 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). At December 31, 2007, the Company was in compliance with all covenants and other requirements under its credit facilities.

The average revolving credit facility borrowings under the Company’s credit agreements for the year ended December 31, 2007 were $48.3 million at a weighted average interest rate of 6.6%, and the maximum borrowing outstanding was $114.5 million. The average borrowings under the revolving portion of the Company’s credit agreement during 2006 were $59.7 million at a weighted average interest rate of 6.9%, and the maximum borrowing outstanding was $111.8 million.

At December 31, 2007 and 2006, there were $176.1 million and $76.2 million, respectively, of standby letters of credit outstanding under all of the Company’s bank facilities.

Maturities of long-term debt for each of the next five years are as follows:

(Dollars in thousands)
2008	$9,348
2009	7,422
2010	6,586
2011	6,633
2012	21,679

NOTE H – COMMON STOCKHOLDERS’ INVESTMENT

At December 31, 2007, the Company’s issued and outstanding shares consist only of Class A common stock. Holders of Class A common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders. On March 8, 2006, the Company’s Board of Directors authorized, and stockholders approved on May 3, 2006 at the 2006 annual meeting of stockholders, an increase in the number of authorized shares of the Company’s Class A common stock to 75,000,000 shares. This increase in authorized shares became effective upon filing the Company’s Amended and Restated Certificate of Incorporation with the State of Delaware on May 3, 2006. At December 31, 2007, the Company also has authorized but not issued 25,000,000 shares of Class B common stock and 10,000,000 shares of preferred stock.

On August 2, 2007, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Class A common stock. The dividend was payable upon the close of business on September 3, 2007 to the stockholders of record upon the close of business on August 16, 2007. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating

Preferred Stock at a price of $200.00 per one one-hundredth of a share, subject to adjustment. The Rights are not exercisable unless certain change in control events occur, such as a person or group acquiring or obtaining the right to acquire beneficial ownership of 15% or more of the Company’s outstanding common stock. The Rights will expire on August 2, 2017 unless the Rights are earlier redeemed or exchanged by the Company in accordance with the terms of the Rights Agreement.

On May 15, 2007, the Company sold 5,306,100 shares of its Class A common stock in an underwritten public offering at a price to the public of $66.35 per share, from which it received net proceeds of $336.1 million. The Company used the net proceeds from this equity offering to repay a portion of its new term loan facility used to initially finance the acquisition of DBT.

On July 28, 2004, the Company completed an IPO of 18,543,750 shares of its Class A common stock at an offering price of $12 per share, from which the Company received net proceeds, after commissions and expenses, of $129.8 million. Subsequent to the IPO, the Company paid quarterly cash dividends of $.0383 per share (equal to $.153 per year). Effective with the stock split, the Company’s Board of Directors authorized a 30% increase in the quarterly dividend to the amount of $.05 per share per quarter for dividends payable after the date of the March 2006 stock split.

NOTE I – STOCK-BASED COMPENSATION

At December 31, 2007, the Company had 2,160,543 shares of its Class A common stock available for awards under the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (“2007 Plan”) (formerly the Bucyrus International, Inc. 2004 Equity Incentive Plan). The 2007 Plan expires on the tenth anniversary of its effective date, unless terminated earlier by the Company’s Board of Directors. The 2007 Plan provides for the grant of equity based awards, including restricted (or nonvested) stock, restricted stock units, stock options, stock appreciation rights (“SARs”), and other equity based awards to the Company’s directors, officers, and other employees, advisors and consultants and those of the Company’s subsidiaries who are selected by the Compensation Committee of the Company’s Board of Directors for participation in the 2007 Plan. Also as of December 31, 2007, the Company had 246,000 shares of its Class A common stock available for future grants under the 1998 Management Stock Option Plan. The Compensation Committee of the Company’s Board of Directors determines all of the terms and conditions of awards under the plan, including whether the vesting or payment of an award will be subject to the attainment of performance goals.

The Company recognizes compensation expense for nonvested shares, SAR’s and stock options over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Statements of Earnings was $6.2 million, $4.3 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Nonvested Shares – The Company granted nonvested shares to certain employees in 2007, 2006 and 2004. The nonvested shares granted in 2007 fully cliff vest on December 31, 2010 and the nonvested shares granted in 2004 fully cliff vest four years from the date of grant. The nonvested shares granted in 2006 fully cliff vest on December 31, 2009, although the vesting period may be accelerated based on the attainment of certain defined annual financial goals of the Company. The Company did attain these goals for the years ended December 31, 2007 and 2006 and 25% of the shares fully vested in each of those years. Compensation expense related to nonvested shares was $2.7 million, $2.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was reported in Selling, General and Administrative Expenses in the Consolidated Statements of Earnings.

Nonvested share activity was as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	198,150	$40.39	34,200	$20.00	36,000	$20.00
Granted	45,025	54.91	218,550	42.74	—	—
Forfeited	(600)	68.37	(48,900)	39.01	(1,800)	20.00
Vested	(46,944)	43.45	(5,700)	20.00	—	—

Nonvested at December 31,	195,631	$42.91	198,150	$40.39	34,200	$20.00

At December 31, 2007, there was $5.7 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of 2.2 years. The grant date fair value was based on the fair market value of the Company’s Class A common stock on the date of grant. At December 31, 2007, the Company expected 188,878 shares to vest and these shares had an aggregate intrinsic value of $18.8 million and a weighted-average remaining contractual term of 2.2 years. The total fair value of shares vested during 2007 and 2006 was $4.4 million and $0.3 million, respectively.

Premium Nonvested Shares – In 2006, the Company granted premium nonvested shares to certain employees. These shares partially vest if specific performance levels are attained by the Company. Any nonvested premium shares credited to employees will fully cliff vest on December 31, 2009 if the employee is still employed by the Company on that date. The Company did attain the specific performance levels for the years ended December 31, 2007 and 2006, which resulted in the partial vesting of 50% of the nonvested premium shares. Compensation expense related to premium nonvested shares was $0.6 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, and was reported in Selling, General and Administrative Expenses in the Consolidated Statements of Earnings.

Premium nonvested share activity was as follows:

	2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	87,525	$43.08	—	—
Granted	6,362	48.45	109,275	$42.74
Forfeited	—	—	(21,750)	41.37
Vested	—	—	—	—

Nonvested at December 31,	93,887	$43.45	87,525	$43.08

At December 31, 2007, there was $1.1 million of unrecognized compensation expense related to nonvested premium share grants. This cost is expected to be recognized over a weighted-average period of two years. The grant date fair value was based on the fair market value of the Company’s Class A common stock on the date of grant. At December 31, 2007, the Company expected 92,933 shares to vest and these shares had an aggregate intrinsic value of $9.2 million and a weighted-average remaining contractual life of two years.

SARs – In 2006 and 2007, the Company granted SARs to certain employees. The SARs vest incrementally over four years and can be settled in shares only. Compensation expense related to SAR’s granted to certain employees in 2007 and 2006 was $2.9 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively, and was reported in Selling, General and Administrative Expenses in the Consolidated Statements of Earnings.

SAR activity was as follows:

	2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	350,100	$21.37	—	—
Granted	158,150	27.37	437,100	$21.20
Forfeited	(2,400)	33.57	(87,000)	20.52
Exercised	(3,375)	23.86	—	—

Outstanding at December 31,	502,475	$23.18	350,100	$21.37

Exercisable at December 31,	34,180	$21.30	—	—

At December 31, 2007, there was $7.0 million of unrecognized compensation expense related to SARs that are vested or expect to vest. This cost is expected to be recognized over a weighted-average period of 2.4 years. The grant date fair value of the SARs was calculated using the Black-Sholes pricing model. The assumptions used in this model were as follows:

	2007	2006
Risk-free interest rate	4.66%	4.37%
Expected volatility	42.00%	43.25%
Expected life	7 years	7 years
Dividend yield	.41%	.43%

The risk-free interest rate was based on the current U.S. Treasury rate for a bond of seven years, the expected life of the SARs. The expected volatility was based on the historical activity of the Company’s Class A common stock. The expected life was based on the average of the vesting term of four years and the original contract term of 10 years. The expected dividend yield was based on the annual dividends which have been paid on the Company’s Class A common stock. At December 31, 2007, the Company expected 479,173 SARs to vest and these SARs had an aggregate intrinsic value of $26.1 million and a weighted-average remaining contractual life of 8.5 years.

Stock Options – There was no compensation expense related to stock options for the years ended December 31, 2007, 2006 and 2005.

Stock option activity was as follows:

	2007		2006		2005
	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value	Options	Weighted Average Grant Date Fair Value
Options outstanding at January 1,	9,600	$8.33	446,586	$1.87	1,293,600	$3.66
Options granted	—	—	—	—	—	—
Options forfeited	—	—	—	—	—	—
Options exercised	(9,600)	8.33	(436,986)	1.73	(847,014)	4.60

Options outstanding at December 31,	—	—	9,600	$8.33	446,586	$1.87

Options exercisable at December 31,	—	—	9,600	$8.33	446,586	$1.87

Net cash proceeds from the exercise of stock options was $0.1 million, $0.8 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The income tax benefit realized was $0.1 million, $4.4 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE J – INCOME TAXES

Earnings before income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
United States	$72,015	$62,547	$44,240
Foreign	74,543	34,727	24,677

Total	$146,558	$97,274	$68,917

The provision for income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Foreign income taxes:
Current	$46,162	$12,454	$10,067
Deferred	(36,586)	(1,478)	(560)

Total	9,576	10,976	9,507

Federal income taxes:
Current	27,205	11,729	14,215
Deferred	(26,739)	3,538	(10,460)

Total	466	15,267	3,755

Other (state and local taxes):
Current	2,605	2,472	841
Deferred	(2,223)	(1,785)	1,255

Total	382	687	2,096

Total income tax expense	$10,424	$26,930	$15,358

Total income tax expense differs from amounts expected by applying the federal statutory income tax rate to earnings before income taxes as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Tax expense at federal statutory rate	$51,296	$34,046	$24,121
Valuation allowance adjustments	7,192	(944)	—
Impact of foreign subsidiary income, tax rates and tax credits	(14,955)	(1,503)	(328)
Tax impact of repatriation of non-U.S. earnings and foreign tax credits	(18,725)	(4,308)	(8,788)
State income taxes	2,424	447	1,679
Extraterritorial income exclusion	—	(893)	(1,439)
Deferred impact of German statutory tax rate change	(12,244)	—	—
Other items	(4,564)	85	113

Total income tax expense	$10,424	$26,930	$15,358

Significant components of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Postretirement benefits	$6,637	$6,185
Pension benefits	27,600	11,265
Accrued and other liabilities	14,291	9,346
Tax loss carry forward	15,895	8,104
Alternative minimum tax credit carry forward	479	479
Foreign tax credit carry forward	26,029	12,216
Other items	4,024	3,128

	94,955	50,723
Less valuation allowance	(9,959)	(2,767)

Total deferred tax assets	84,996	47,956

Deferred tax liabilities:
Excess of book basis over tax basis of property, plant and equipment and intangible assets	(110,497)	(17,757)
Derivative financial instruments	(5,073)	—
Inventory	(6,618)	(2,844)

Total deferred tax liabilities	(122,188)	(20,601)

Net deferred tax assets (liabilities)	$(37,192)	$27,355

The classification of the net deferred tax assets and liabilities was as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Current deferred tax assets	$33,630	$11,725
Long-term deferred tax assets	3,498	16,117
Current deferred tax liabilities	(23,400)	(120)
Long-term deferred tax liabilities	(50,920)	(367)

Net deferred tax assets (liabilities)	$(37,192)	$27,355

The current deferred tax liability is included in Income Taxes in the Consolidated Balance Sheets.

A valuation allowance must be used to reduce the net deferred tax assets to an amount that is more likely than not to be realized. Currently, the Company has valuation allowances established for U.S. state net operating loss (“NOL”) carry forwards and United Kingdom deferred tax assets. A roll-forward of the valuation allowance was as follows:

	Balance at Beginning of Period	Additions - Allowance Established	Deductions - Allowance Used	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2005	$3,711	$—	$—	$3,711
Year ended December 31, 2006	$3,711	$—	$944	$2,767
Year ended December 31, 2007	$2,767	$7,550	$358	$9,959

At December 31, 2007, the Company had available approximately $7.1 million of federal NOL carry forwards from the years 1991 through 1994 that expire in the years 2008 and 2009, to offset against future federal taxable income. Because the 1994 consummation of the Second Amended Joint Plan of Reorganization of B-E Holdings, Inc. and the Company as modified on December 1, 1994 (the “Amended Plan”) resulted in an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, the use of such NOL is limited to $3.6 million per year.

At December 31, 2007, the Company also had $60.2 million of state NOL carry forwards, which expire in the years 2008 through 2019, available to offset future state taxable income in various states.

At December 31, 2007, the Company also had a federal alternative minimum tax credit carry forward of $0.5 million, which carries forward indefinitely. Because this credit carry forward arose prior to the effective date of the Amended Plan, it is subject to the annual limitations discussed above and is not usable until the year 2010.

Cumulative undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested and on which U.S. income taxes have not been provided by the Company, amounted to approximately $114.2 million at December 31, 2007. It is not practicable to estimate the amount of additional tax which would be payable upon repatriation of such earnings; however, due to foreign tax credit limitations, higher effective U.S. income tax rates and foreign withholding taxes, additional taxes could be incurred.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a net decrease to retained earnings of $0.1 million. On the adoption date, the Company had $0.3 million of unrecognized tax benefits consisting of $0.7 million of FIN 48 liabilities and $0.4 million of income taxes receivable, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Company had $1.1 million of unrecognized tax benefits, all of which would affect it effective tax rate if recognized. These unrecognized tax benefits consisted of $1.6 million of FIN 48 liability and $0.5 million of income taxes receivable. The FIN 48 reserve increased by $0.9 million since January 1, 2007. The Company does not presently expect any reasonably possible material changes to the estimated amount of liability associated with its uncertain tax positions during the next year.

A reconciliation of the total amounts of unrecognized tax benefits was as follows (dollars in thousands):

Balance at January 1, 2007	$721
Gross increases related to current period tax positions	643
Gross increases related to prior periods of acquired companies	46
Foreign currency translation	164

Balance at December 31, 2007	$1,574

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of income tax expense. At the date of adoption of FIN 48, the Company had accrued $0.3 million of interest and penalties. An additional $0.1 million of interest and penalties were accrued during 2007, resulting in a balance of $0.4 million at December 31, 2007.

The Company has completed its evaluation of the required FIN 48 liability in connection with the acquisition of DBT and its impact on the overall purchase price allocation and concluded that no material FIN 48 liability existed as of May 4, 2007. DBT files income tax returns in the United States, Germany and other foreign jurisdictions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Open tax years related to U.S. state jurisdictions remain subject to examination but are not considered material. The Company is subject to income tax examinations by tax authorities in the major jurisdictions as follows:

Tax Jurisdiction	Years Open to Audit
U. S. Federal	1990, 1991, 1999, 2001, 2004, 2005, 2006, 2007
Australia	2003 through 2007
China	1998 through 2007
Germany	2004 through 2007
Poland	2002 through 2007
Russia	2005 through 2007
South Africa	2004 through 2007
Untied Kingdom	2006 through 2007

NOTE K – PENSION AND RETIREMENT PLANS

The Company has several pension and retirement plans covering certain of its employees in the United States and Europe. All plans have a measurement date of December 31.

The Bucyrus International, Inc. Supplemental Executive Retirement Plan (“SERP”), which became effective on October 20, 2006 and applied to 2006, provides an allocation to the Company’s senior management equal to the amount that cannot be allocated to such employees under the Company’s cash balance pension plan due to the Internal Revenue Service-imposed annual compensation limits. Benefits are to be paid under the SERP upon the employee’s separation from service in a lump sum or in five or 10 annual installments, as the participating employee elects.

The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), on December 31, 2006. SFAS No. 158 requires companies to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet.

The Company’s defined benefit pension and retirement plans’ funded status and amounts recognized in the consolidated financial statements at December 31, 2007 and 2006 was as follows:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at January 1,	$96,808	$99,510	—
Acquired projected benefit obligation	—	—	$117,182
Service cost	2,595	2,531	764
Interest cost	5,415	5,220	3,507
Plan amendments	158	—	—
Actuarial gain	(3,224)	(3,641)	(12,882)
Benefits paid	(6,475)	(6,812)	(3,544)
Currency translation	—	—	8,186

Projected benefit obligation at December 31,	95,277	96,808	113,213

Change in plan assets:
Fair value of plan assets at January 1,	70,584	59,870	—
Actual return on plan assets	3,472	7,925	—
Employer contributions	10,394	9,601	3,544
Benefits paid	(6,475)	(6,812)	(3,544)

Fair value of plan assets at December 31,	77,975	70,584	—

Unfunded status at December 31,	$(17,302)	$(26,224)	$(113,213)

Amounts recognized in consolidated balance sheets at December 31,:
Accrued expenses	—	—	$(6,759)
Noncurrent pension and other	$(17,302)	$(26,244)	(106,454)

	$(17,302)	$(26,244)	$(113,213)

Amounts recognized in accumulated other comprehensive income at December 31,:
Net (gain) loss, net of income tax (benefit) of $(8,482), $(9,140) and $4,303, respectively	$14,473	$15,595	$(9,144)
Prior service cost, net of income tax benefit of $1,387, $1,494 and $0, respectively	2,365	2,551	—

Net amount recognized	$16,838	$18,146	$(9,144)

	U.S. Plans		Non-U.S. Plans
	2007	2006
	(Dollars in thousands)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	6.25%	5.75%	5.5%
Rate of compensation increase	4%	4%	1.75%

The accumulated benefit obligation for all defined benefit pension plans was $205.6 million and $95.5 million at December 31, 2007 and 2006, respectively. Pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2007	2006	2007
	(Dollars in thousands)
Projected benefit obligation	$95,278	$96,808	$113,213
Accumulated benefit obligation	93,615	95,463	111,978
Fair value of plan assets	77,976	70,584	—

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$2,595	$2,531	$2,147	$764
Interest cost	5,415	5,220	5,294	3,507
Expected return on plan assets	(6,169)	(5,198)	(5,210)	—
Amortization of prior service cost	452	452	452	—
Amortization of net actuarial loss	1,253	1,700	1,575	—

Net periodic benefit cost	3,546	4,705	4,258	4,271

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(1,122)	15,595	—	(9,144)
Net prior service cost	(186)	2,551	—	—

Total recognized in other comprehensive income	(1,308)	18,146	—	(9,144)

Total recognized in net periodic benefit cost and other comprehensive income	$2,238	$22,851	$4,258	$(4,873)

Weighted-average assumptions used to determine net periodic benefit cost for the year:
Discount rate	5.75%	5.50%	5.75%	4.5%
Expected return on plan assets	8.50%	8.50%	9%	—
Rate of compensation increase	4%	4%	4%	1.75%

In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years. The assumptions used for the return of each asset class are conservative when compared to long-term historical returns.

The Company’s pension plans’ weighted-average actual and targeted asset allocations by asset category at December 31, 2007 and 2006 were as follows:

	U.S. Plans
	December 31, 2007		December 31, 2006
	Actual	Target	Actual	Target
Asset category:
Equity securities	64%	65%	66%	65%
Debt securities	36%	35%	34%	35%

Total	100%	100%	100%	100%

The desired investment objective is a long-term real rate of return on assets that is approximately 6% greater than the assumed rate of inflation measured by the Consumer Price Index, currently assumed to be approximately 3%. The target rate of return for the plans has been based upon an analysis of historical returns supplemented with an economic and structural review of each asset class. The Benefit Plan Committee of the Company realizes that market performance varies and that a 6% real rate of return may not be meaningful during some periods. The Benefit Plan Committee also realizes that historical performance is no guarantee of future performance.

To achieve these goals the minimum and maximum allocation ranges for fixed securities and equity securities are as follows:

	U.S. Plans
	Minimum	Maximum
Equity	63%	67%
Fixed	33%	37%
Cash equivalents	0%	2%

Investment in international oriented equity funds is limited to a maximum of 18.25% of the equity range.

The Company expects to contribute $11.1 million to its domestic pension plans and $6.8 million to its non-U.S. pension plans in 2008.

Estimated future benefit payments from the Company’s pension plans are as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in thousands)
2008	$7,180	$6,759
2009	7,106	6,989
2010	8,245	7,093
2011	7,551	7,306
2012	8,255	7,490
2013-2017	47,073	38,543

The estimated net loss and prior service cost for the U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.1 million and $0.5 million, respectively. The estimated net gain for the non-U.S. defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.1 million

The Company has 401(k) Savings Plans available to substantially all United States employees. Matching employer contributions are made in accordance with plan provisions subject to certain limitations. Matching employer contributions made were $3.1 million, $1.5 million and $1.1 million in 2007, 2006 and 2005, respectively.

NOTE L – POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits to age 65 and life insurance benefits for certain eligible retired United States employees. Substantially all current employees may become eligible for those benefits if they reach early retirement age while working for the Company. The measurement date is December 31.

The Company’s postretirement benefits other than pensions funded status and amounts recognized in the consolidated financial statements at December 31, 2007 and 2006 was as follows:

	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$18,674	$20,184
Service cost	1,049	1,020
Interest cost	966	978
Plan participants’ contributions	129	148
Net actuarial gain	(2,747)	(2,534)
Benefits paid	(704)	(1,122)

Benefit obligation at December 31,	17,367	18,674

Change in plan assets:
Fair value of plan assets at January 1,	—	—
Employer contributions	575	974
Plan participants’ contributions	129	148
Benefits paid	(704)	(1,122)

Fair value of plan assets at December 31,	—	—

Unfunded status at December 31,	$(17,367)	$(18,674)

Amounts recognized in consolidated balance sheets at December 31,:
Current benefit liability	$(1,360)	$(1,360)
Long-term benefit liability	(16,007)	(17,314)

Net amount recognized	$(17,367)	$(18,674)

	December 31,
	2007	2006
	(Dollars in thousands)
Amounts recognized in accumulated other comprehensive income at December 31,:
Net loss, net of income tax benefit of $106 and $1,156, respectively	$233	$1,972
Prior service credit, net of income taxes of $433 and $526, respectively	(740)	(897)

Net amount recognized	$(507)	$1,075

Weighted-average assumptions used to determine benefit obligations at December 31,: discount rate	6.25%	5.75%

The components of net periodic benefit cost and other amounts recognized in other comprehensive income were as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net periodic benefit cost:
Service cost	$1,049	$1,020	$928
Interest cost	965	978	1,070
Amortization of prior service cost	(249)	(249)	(249)
Amortization of net actuarial loss	12	175	311

Net periodic benefit cost	1,777	1,924	2,060

Other changes in benefit obligations recognized in other comprehensive income:
Net loss	(1,739)	1,972	—
Net prior service credit	157	(897)	—

Total recognized in other comprehensive income	(1,582)	1,075	—

Total recognized in net periodic benefit cost and other comprehensive income	$195	$2,999	$2,060

Weighted average assumptions used to determine net periodic benefit cost - discount rate	5.75%	5.50%	5.75%
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	5%	6%	7%
Rate to which the cost trend rate is assumed to decline	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2008	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost	$229	$(196)
Effect on postretirement benefit obligation	1,423	(1,255)

The Company expects to contribute approximately $1.2 million for the payment of benefits from its postretirement benefit plan in 2008.

Estimated future benefit payments from the Company’s postretirement benefit plan are as follows:

(Dollars in thousands)
2008	$1,187
2009	1,185
2010	1,291
2011	1,456
2012	1,516
2013-2017	9,922

The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

NOTE M – CALCULATION OF NET EARNINGS PER SHARE OF COMMON STOCK

Basic net earnings per share of common stock was computed by dividing net earnings by the weighted average number of shares of common stock outstanding. Diluted net earnings per share of common stock was computed by dividing net earnings by the weighted average number of shares of common stock outstanding after giving effect to dilutive securities. The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net earnings	$136,134	$70,344	$53,559

Weighted average shares outstanding	35,007,220	31,264,580	30,483,453

Basic net earnings per share	$3.89	$2.25	$1.76

Weighted average shares outstanding	35,007,220	31,264,580	30,483,453
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	350,450	275,181	762,684

Weighted average shares outstanding – diluted	35,357,670	31,539,761	31,246,137

Diluted net earnings per share	$3.85	$2.23	$1.71

NOTE N – SEGMENT AND GEOGRAPHICAL INFORMATION

The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, allocating resources, and based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Prior to the acquisition of DBT, all of the Company’s operations were in surface mining and were classified as one operating segment. As a result, disclosures of segment information for prior years are not presented since the Company’s underground mining segment did not exist prior to the acquisition of DBT on May 4, 2007.

The accounting policies of the segments are the same as those described in Note A. The operating income (loss) of segments does not include interest expense, other income and expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. There are no significant intersegment sales. Identifiable assets are those used in the operations in each segment.

Segment information for the year ended December 31, 2007 was as follows:

	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$927,101	$165,238	$16,829	$81,169	$781,123
Underground mining	686,290	18,269	37,790	15,712	1,287,089

Total operations	1,613,391	183,507	54,619	96,881	2,068,212
Corporate	—	(10,360)	—	—	—

Consolidated total	$1,613,391	173,147	54,619	$96,881	$2,068,212

Interest income		3,523
Interest expense		(27,718)
Other expense		(2,394)	2,394

Earnings before income taxes		$146,558	$57,013

Financial information by geographical area is set forth in the following table. In the case of sales to external customers, the amounts presented represent the sales originating in the respective geographic area.

	Sales to External Customers	Long – Lived Assets
	(Dollars in thousands)
2007
United States	$760,027	$226,476
Africa	69,381	4,207
Australia	300,743	48,847
Chile	108,522	4,262
Canada	55,807	7,431
Germany	226,079	94,171
Other foreign	92,832	25,009

	$1,613,391	$410,403

2006
United States	$379,794	$112,651
Africa	36,527	950
Australia	118,896	443
Chile	96,344	3,570
Canada	50,158	5,984
Other foreign	56,331	1,551

	$738,050	$125,149

2005
United States	$306,959	$51,775
Africa	37,509	994
Australia	76,151	248
Chile	63,398	3,929
Canada	41,972	6,024
Other foreign	49,053	1,185

	$575,042	$64,155

The Company does not consider itself to be dependent upon any single customer or group of customers; however, on an annual basis a single customer may account for a large percentage of sales, particularly new machine sales. In 2007, no one customer accounted for more than approximately 10% of the Company’s consolidated sales. In 2006 and 2005, one customer accounted for approximately 13% and 14%, respectively, of the Company’s consolidated sales.

NOTE O – COMMITMENTS, CONTINGENCIES, CREDIT RISKS AND CONCENTRATIONS

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The following is a reconciliation of the changes in accrued warranty costs for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
	(Dollars in thousands)
Balance at January 1,	$5,788	$5,977
Effect of DBT acquisition	74,803	—
Provision	9,001	4,046
Charges	(22,943)	(4,235)
Currency translation	4,260	—

Balance at December 31,	$70,909	$5,788

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

Asbestos Liability

The Company has been named as a co-defendant in approximately 299 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 575 plaintiffs. The Company does not believe that costs associated with these matters will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

The reconciliation of claims pending at December 31, 2007 and 2006 was as follows:

	2007	2006
Number of claims pending at January 1,	290	309
New claims filed	29	6
Claims dismissed, settled or resolved	(20)	(25)

Number of claims pending at December 31,	299	290

The average claim settlement amount was immaterial in both years.

Other Litigation

A wholly owned subsidiary of the Company is a defendant in a suit pending in the United States District Court for the Western District of Pennsylvania, brought on June 15, 2002, relating to an incident in which a dragline operated by an employee of the subsidiary tipped over. The owner of the dragline has sued an unaffiliated third party on a negligence theory for property damages and business interruption losses in a range of approximately $25.0 million to $27.0 million. The unrelated third party has brought a third-party action against the Company’s subsidiary. The Company’s insurance carriers defended the claim. The Company’s subsidiary was granted a motion of summary judgement approximately one year ago and the plaintiff’s appealed that decision. On November 16, 2007, the United States Court of Appeals for the Third Circuit entered an opinion affirming the ruling of the District Court. Thus, the court has affirmed the granting of the summary motion and this case has been dismissed.

A wholly owned Australian subsidiary of the Company is a defendant in a lawsuit in Queensland, Australia relating to a contractual claim in which the plaintiff, pursuant to a contract with the Company’s subsidiary, agreed to erect a dragline sold by the Company to a customer for use at its mine site. The plaintiff asserts various contractual claims related to breach of contract damages and other remedies related to its claim that it was owed amounts for services rendered under the contract. This claim was settled by the parties in late 2006, pending finalization of dismissal of the legal proceedings, for AUS $2.7 million (US $2.1 million) plus legal costs, which have been paid to the Company. This matter has been concluded and we are awaiting the final dismissal order.

The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company’s recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

Commitments

The Company has obligations under various operating leases and rental and service agreements. The expense relating to these agreements was $17.0 million in 2007, $10.1 million in 2006 and $8.7 million in 2005. Future minimum annual payments under non-cancelable agreements are as follows:

(Dollars in thousands)
2008	$11,749
2009	8,619
2010	6,097
2011	5,216
2012	3,529
After 2012	17,276

$52,486

In addition, the Company has contractual obligations of $22.3 million with respect to the third phase of its multi-phase expansion program at its South Milwaukee facility, which is expected to be completed by the end of the first quarter of 2008.

Credit Risks

A significant portion of the Company’s sales are to customers whose activities are related to the coal, copper, oil sands and iron ore mining industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables may be affected by the mining industry economy and the economic conditions in the countries where the customers are located. However, the Company closely monitors extension of credit and has not experienced significant credit losses. Also, most foreign sales are made to large, well-established companies. The Company generally requires letters of credit on foreign sales to smaller companies.

Concentrations

The Company currently purchases alternating current drives and other electrical parts, an important component of its equipment, from Siemens Energy & Automation, Inc. (“Siemens”). The loss of Siemens, the Company’s only critical sole source supplier, could cause a delay in manufacturing and a possible loss of sales, which could have a material adverse effect on the Company’s business.

NOTE P – QUARTERLY RESULTS (UNAUDITED)

Certain unaudited quarterly financial results for the years ended December 31, 2007 and 2006 were as follows:

	Quarters Ended at End of
	March	June	September	December
	(Dollars in thousands, except per share amounts)
Sales:
2007	$190,361	$374,801	$500,278	$547,951
2006	165,653	181,804	184,980	205,613
Gross profit:
2007	$52,078	$96,297	$123,628	$136,322
2006	40,873	46,934	47,894	51,074
Net earnings:
2007 (1)	$17,863	$27,762	$28,602	$61,907
2006 (2)	14,522	21,558	16,720	17,544
Basic net earnings per common share:
2007	$.57	$.81	$.77	$1.67
2006	.47	.69	.53	.56
Weighted average shares outstanding-basic (in thousands):
2007	31,330	34,375	37,115	37,122
2006	31,192	31,285	31,289	31,291
Diluted net earnings per common share:
2007	$.57	$.80	$.76	$1.64
2006	.46	.68	.53	.56

	Quarters Ended at End of
	March	June	September	December
	(Dollars in thousands, except per share amounts)
Weighted average shares outstanding-diluted (in thousands):
2007	31,608	34,703	37,486	37,654
2006	31,527	31,616	31,499	31,518
Dividends per common share – Class A common stock:
2007	$.05	$.05	$.05	$.05
2006	.0383	.05	.05	.05

(1)	Net earnings for the quarter ended December 31, 2007 includes a $12.2 million deferred tax benefit resulting from a reduction in the German statutory tax rate and an $18.7 million foreign tax credit benefit resulting from repatriation of non-U.S. earnings.
(2)	Net earnings for the quarter ended June 30, 2006 includes a net income tax benefit of approximately $3.7 million related to foreign tax credits (see Note J).

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 28, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Bucyrus International, Inc.:

The management of Bucyrus International, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Secretary, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. Management has excluded DBT GmbH from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in May 2006. The total assets and total revenue of DBT GmbH represent approximately 62% and 43%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

/s/ Timothy W. Sullivan
President and Chief Executive Officer
February 28, 2008

/s/ Craig R. Mackus
Chief Financial Officer and Secretary
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

BUCYRUS INTERNATIONAL, INC.
(Registrant)

By	/s/ Craig R. Mackus	July 10, 2008
Craig R. Mackus
Chief Financial Officer and Secretary

S-1

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2007 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
2.1	Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Bucyrus International, Inc., dated December 16, 2006 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

2.2	Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

2.3	Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference herein to Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2006).

2.4	Third Addendum, dated February 18, 2008, to Share Purchase Agreement, dated December 16, 2006 by and among RAG Coal International GmbH, DBT Holdings GmbH and Bucyrus International, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed February 21, 2008).

3.1	Amended and Restated Certificate of Incorporation, effective May 3, 2006 (incorporated herein by reference to Exhibit 31 to the Company’s Form 8-K filed February 17, 2006).

3.2	Amended and Restated Bylaws, effective July 27, 2004 (incorporated herein by reference to Exhibit 3.21 to the Company’s Form 8-K filed February 17, 2006).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, Lehman Brothers Bankhaus AG as German agent and Lehman Commercial Paper Inc. as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

10.1 *	Bucyrus International, Inc. Non-Employee Director Compensation. #

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed October 24, 2006).

10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, filed October 24, 2006).

10.5*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated herein by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.6*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Bucyrus International, Inc. Omnibus Incentive Plan 2007 (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Bucyrus International, Inc. Annual Meeting of Stockholders held April 25, 2007).

10.9*	Omnibus Incentive Plan 2007, as amended August 2, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008. #

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan. #

10.16*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Timothy W. Sullivan. #

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference herein to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus. #

10.20*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Craig R. Mackus. #

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate. #

10.24*	Employment offer letter, dated August 8, 2007, from the Company to Luis de Leon (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2007).

10.25*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.26*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and Kenneth W. Krueger. #

10.27*	Key Executive Employment and Severance Agreement dated January 1, 2008, by and between the Company and John F. Bosbous. #

10.28	Agreement to Purchase and Sell Industrial Property between Registrant and InSite Real Estate Development, L.L.C., dated October 25, 2001 (incorporated by reference herein to Exhibit 10.18 to Registrant’s Form 10-K for year ended December 31, 2001).

10.29	Industrial Lease Agreement between Registrant and InSite South Milwaukee, L.L.C., dated January 4, 2002 (incorporated by reference herein to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2007 Annual Report to Stockholders. #

21	Subsidiaries of Registrant. #

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
#	Previously filed with the Form 10-K as originally filed on February 29, 2008.

E-4