Form 10-Q
period 2008-06-30
BUCYRUS INTERNATIONAL INC
filed 2008-08-11
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2008
Common Stock, $.01 par value	74,866,402

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Sales	$621,008	$374,801	$1,137,989	$565,162
Costs of products sold	446,912	278,504	822,308	416,787

Gross profit	174,096	96,297	315,681	148,375

Selling, general and administrative expenses	59,383	41,687	118,864	62,805
Research and development expenses	10,359	4,614	18,510	7,162
Amortization of intangible assets	4,610	4,452	11,031	4,898

Operating earnings	99,744	45,544	167,276	73,510

Interest expense – net	6,583	6,217	12,497	7,454
Other expense	769	600	1,536	865

Earnings before income taxes	92,392	38,727	153,243	65,191
Income tax expense	30,075	10,965	49,845	19,566

Net earnings	$62,317	$27,762	$103,398	$45,625

Net earnings per share data
Basic:
Net earnings per share	$0.84	$0.40	$1.39	$0.69
Weighted average shares	74,342,810	68,749,332	74,333,624	65,721,758

Diluted:
Net earnings per share	$0.83	$0.40	$1.37	$0.69
Weighted average shares	75,272,435	69,406,916	75,238,982	66,328,538

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$62,317	$27,762	$103,398	$45,625
Other comprehensive income:
Foreign currency translation adjustments	(9,123)	1,389	222	1,893
Change in pension and postretirement unrecognized costs, net of income tax expense (benefit) of ($1,392), $351, ($1,057) and $351, respectively	(3,013)	599	(2,354)	599
Derivative fair value changes, net of income tax expense (benefit) of $1,401, ($174), ($3,167) and ($174), respectively	1,175	(192)	(8,706)	(192)

Comprehensive income	$51,356	$29,558	$92,560	$47,925

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$140,483	$61,112
Receivables – net	500,544	416,584
Inventories – net	578,373	494,425
Deferred income taxes	39,054	33,630
Prepaid expenses and other	34,480	41,038

Total Current Assets	1,292,934	1,046,789

OTHER ASSETS:
Goodwill	320,255	317,238
Intangible assets – net	234,841	245,836
Deferred income taxes	3,425	3,498
Other assets	40,809	44,448

Total Other Assets	599,330	611,020

PROPERTY, PLANT AND EQUIPMENT:
Cost	568,343	521,819
Less accumulated depreciation	(123,700)	(111,416)

Total Property, Plant and Equipment	444,643	410,403

TOTAL ASSETS	$2,336,907	$2,068,212

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$188,283	$146,529
Accrued expenses	167,769	149,443
Liabilities to customers on uncompleted contracts and warranties	282,504	158,390
Income taxes	52,433	55,086
Current maturities of long-term debt and other short-term obligations	9,230	9,348

Total Current Liabilities	700,219	518,796

LONG-TERM LIABILITIES:
Postretirement benefits	16,883	16,007
Deferred income taxes	50,031	50,920
Pension and other	152,016	144,918

Total Long-Term Liabilities	218,930	211,845

LONG-TERM DEBT, less current maturities	513,533	526,721

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 75,085,467 shares and 75,044,674 shares, respectively	751	750
Additional paid-in capital	675,569	670,966
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	242,169	142,560
Accumulated other comprehensive loss	(13,413)	(2,575)

Total Common Stockholders’ Investment	904,225	810,850

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,336,907	$2,068,212

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$146,740	$12,851

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(44,326)	(38,142)
Proceeds from sale of property, plant and equipment	2,620	272
Purchases of investments	(4,189)	—
Proceeds from sale of investments	423	—
Acquisition of DBT GmbH	—	(723,064)
Other—net	96	(59)

Net cash used in investing activities	(45,376)	(760,993)

Cash Flows From Financing Activities
Net borrowings from (repayments of) revolving credit facilities	(15,130)	(51,039)
Proceeds from term loan facility	—	825,000
Payment of term loan facility	(2,569)	(325,000)
Proceeds from other bank borrowings and long-term debt	—	3,508
Payments of other bank borrowings and long-term debt	(3,353)	(719)
Payment of refinancing expenses for new credit facilities	—	(15,734)
Net proceeds from issuance of common stock	—	336,325
Tax benefit related to share-based payment awards	1,556	128
Dividends paid	(3,717)	(3,157)

Net cash provided by (used in) financing activities	(23,213)	769,312
Effect of exchange rate changes on cash	1,220	489

Net increase in cash and cash equivalents	79,371	21,659
Cash and cash equivalents at beginning of period	61,112	9,575

Cash and cash equivalents at end of period	$140,483	$31,234

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

(Continued)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$15,909	$6,521
Income taxes – net of refunds	$38,283	$30,370

Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	—	$500

Supplemental Schedule of Non-Cash Investing and Financing Activities
On May 4, 2007, the Company purchased certain assets and assumed certain liabilities of DBT GmbH. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired		$1,356,529
Cash paid		(723,064)
Fair value of Company common stock issued		(21,782)
Receivable for cash settlement adjustments		15,583

Liabilities assumed		$627,266

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of high productivity mining equipment for surface and underground mining. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations but tend to be smaller in size than the Company’s surface mining customers. The Company has more customers overall in its underground mining segment than in its surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Mexico, Peru, Russia, South Africa and the United States.

2.	In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly in all material respects the financial results for the interim periods. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates.

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

On April 30, 2008, the Company announced a two-for-one split of the Company’s common stock in the form of a 100% stock dividend. The stock dividend was paid on May 27, 2008 to stockholders of record on May 13, 2008 and the Company’s common stock began trading on a split-adjusted basis on May 28, 2008. All previously reported net earnings per share and number of shares in the accompanying consolidated condensed financial statements and notes thereto have been adjusted to reflect this stock split. Also on April 30, 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 75 million to 200 million.

4.	Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Raw materials and parts	$83,778	$113,244
Work in process	232,395	132,998
Finished products (primarily replacement parts)	262,200	248,183

	$578,373	$494,425

5.	The Company’s credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit.

At June 30, 2008, the Company had no borrowings under the secured revolving credit facility or the unsecured German credit facility. The amount available for borrowings under the secured revolving credit facility at June 30, 2008 was $221.5 million, after taking into account $153.5 million of issued letters of credit. The amount available for borrowings under the unsecured German credit facility at June 30, 2008 was $63.0 million (€40.0 million), after taking into account $39.4 million (€25.0 million) of issued letters of credit. At June 30, 2008, the Company had borrowings under the term loan facility of $514.2 million ($397.0 million plus €74.4 million) at a weighted average annual interest rate of 4.71%.

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

6.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and six months ended June 30, 2008 and 2007.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollar in thousands, except per share amounts)
Net earnings	$62,317	$27,762	$103,398	$45,625

Weighted average shares outstanding	74,342,810	68,749,332	74,333,624	65,721,758

Basic net earnings per share:	$0.84	$0.40	$1.39	$0.69

Weighted average shares outstanding	74,342,810	68,749,332	74,333,624	65,721,758
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	929,625	657,584	905,358	606,780

Weighted average shares outstanding – diluted	75,272,435	69,406,916	75,238,982	66,328,538

Diluted net earnings per share	$0.83	$0.40	$1.37	$0.69

7.	During the first six months of 2008, the Company issued 54,700 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2011. Nonvested share activity during the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	391,262	$21.46
Granted	54,700	51.77
Forfeited	(10,800)	28.15
Vested	(9,600)	10.00

Outstanding at June 30, 2008	425,562	$25.44

At June 30, 2008, there was $6.5 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At June 30, 2008, the Company expected approximately 404,000 shares to vest and these shares had an aggregate intrinsic value of $29.5 million and a weighted-average remaining contractual term of approximately 1.75 years. The total fair value of shares vested during the six months ended June 30, 2008 was $0.5 million.

During the first six months of 2008, the Company also granted stock appreciation rights (“SARs”) to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	1,004,950	$11.59
Granted	263,000	24.05
Forfeited	(36,680)	14.19
Exercised	(31,720)	12.36

Outstanding at June 30, 2008	1,199,550	14.22

Vested and exercisable at June 30, 2008	169,116	$10.85

At June 30, 2008, there was $10.2 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.6 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	3.49%
Expected stock price volatility	42%
Expected life	6.5 years
Dividend yield	0.19%

The risk-free interest rate was based on the U.S. Government Treasury strips rate on the date of grant and with a maturity equal to the expected life of the SARs. The expected stock price volatility was based on the historical activity of the Company’s common stock. The expected life was calculated using the simplified method for “plain-vanilla” issuances. The expected dividend yield was based on the annual dividends which have been paid on the Company’s common stock.

8.	Pension and postretirement expenses consisted of the following:

	Pension Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$549	$702	$1,094	$1,302
Interest cost	2,268	2,180	4,489	3,530
Expected return on assets	(800)	(1,425)	(1,600)	(2,850)
Amortization of:
Prior service cost	(25)	100	(50)	200
Actuarial loss	150	400	300	800

Net periodic benefit cost	$2,142	$1,957	$4,233	$2,982

	Postretirement Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$200	$250	$400	$500
Interest cost	725	250	1,450	500
Expected return on assets	(875)	—	(1,750)	—
Amortization of:
Prior service cost	125	(50)	250	(100)
Actuarial loss	150	25	300	50

Net periodic benefit cost	$325	$475	$650	$950

9.	Intangible assets consisted of the following:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(13,731)	$25,500	$(13,094)
Technology	115,000	(11,181)	115,000	(6,389)
Customer relationships	112,000	(6,533)	112,000	(3,733)
Backlog	8,000	(8,000)	8,000	(5,333)
Trademarks	12,000	(12,000)	12,000	(12,000)
Other	5,855	(4,505)	5,855	(4,406)

	$278,355	$(55,950)	$278,355	$(44,955)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

	Surface Mining	Underground Mining
Balance at January 1, 2008	$47,306	$269,932
Purchase price adjustments	—	3,017

Balance at June 30, 2008	$47,306	$272,949

The estimated future amortization expense of intangible assets at June 30, 2008 was as follows (dollars in thousands):

2008 (remaining six months)	$8,363
2009	16,601
2010	16,601
2011	16,601
2012	16,601
2013	16,601
Future	131,036

$222,404

10.	The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, allocating resources, and based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Prior to the acquisition of DBT in May 2007, all of the Company’s operations were in surface mining and were classified as one operating segment.

The accounting policies of the segments are the same as those described in Note A to the Company’s 2007 consolidated financial statements. Operating earnings for each segment do not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. There are no significant inter-segment sales. Identifiable assets are those used in the operations in each segment.

Segment information for the quarter and six months ended June 30, 2008 and 2007 was as follows:

	Quarter Ended June 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$301,779	$64,259	$5,488	$18,654	$978,881
Underground mining	319,229	44,298	8,790	4,488	1,358,026

Total operations	621,008	108,557	14,278	23,142	2,336,907
Corporate	N/A	(8,813)	N/A	N/A	N/A

Consolidated total	$621,008	99,744	14,278	$23,142	$2,336,907

Interest expense – net		6,583
Other expense		769	769

Earnings before income taxes		$92,392	$15,047

	Quarter Ended June 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$213,595	$36,126	$4,521	$17,564	$726,697
Underground mining	161,206	11,466	7,619	3,208	1,418,526

Total operations	374,801	47,592	12,140	20,772	2,145,223
Corporate	N/A	(2,048)	N/A	N/A	N/A

Consolidated total	$374,801	45,544	12,140	$20,772	$2,145,223

Interest expense – net		6,217
Other expense		600	600

Earnings before income taxes		$38,727	$12,740

	Six Months Ended June 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$585,837	$118,603	$10,080	$34,243	$978,881
Underground mining	552,152	63,547	19,604	10,084	1,358,026

Total operations	1,137,989	182,150	29,684	44,327	2,336,907
Corporate	N/A	(14,874)	N/A	N/A	N/A

Consolidated total	$1,137,989	167,276	29,684	$44,327	$2,336,907

Interest expense – net		12,497
Other expense		1,536	1,536

Earnings before income taxes		$153,243	$31,220

	Six Months Ended June 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$403,956	$64,092	$8,715	$32,387	$726,697
Underground mining	161,206	11,466	7,619	3,208	1,418,526

Total operations	565,162	75,558	16,334	35,595	2,145,223
Corporate	N/A	(2,048)	N/A	N/A	N/A

Consolidated total	$565,162	73,510	16,334	$35,595	$2,145,223

Interest expense – net		7,454
Other expense		865	865

Earnings before income taxes		$65,191	$17,199

11.	To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into two interest rate swap agreements in 2007 that effectively fix the interest payments on $200.0 million of its outstanding borrowings under its term loan facility. The first swap matures on May 4, 2010 and currently fixes the variable portion of the interest rate on term loan facility borrowings in the notional amount of $150.0 million at 4.88%, plus the applicable spread based on terms of the credit facility. The second swap also matures on May 4, 2010 and currently fixes the interest rate at 5.094%, plus the applicable spread in the notional amount of $50.0 million. The swaps have been designated as cash flow hedges of LIBOR-based interest payments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swaps will be recognized as an adjustment to interest expense.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in accumulated other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany.

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

12.	Environmental, product warranty and liability and legal matters at June 30, 2008 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$70,909	$5,788
Effect of DBT acquisition	—	75,037
Provision	4,114	6,545
Charges	(5,874)	(8,091)
Currency translation	4,139	—

Balance at June 30,	$73,288	$79,279

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

13.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Foreign currency translation adjustments	$12,352	$12,130
Pension and postretirement benefit unrecognized costs	(9,541)	(7,187)
Derivative fair value adjustment	(16,224)	(7,518)

Accumulated other comprehensive loss	$(13,413)	$(2,575)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A substantial portion of our sales and operating earnings is attributable to our operations located outside the United States. We generally sell our surface mining original equipment, including equipment sold directly to foreign customers, and most of our aftermarket parts in United States dollars. Our underground mining original equipment is generally sold in either United States dollars or Euros. A portion of our aftermarket parts sales are also denominated in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Aftermarket services are paid for primarily in local currency, which is naturally hedged by our payment of local labor in local currency.

In response to sustained order strength for surface mining equipment, we have substantially completed a multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee, Wisconsin. The aggregate cost of phase one and two of our expansion program was $56.6 million and the cost of phase three is expected to be approximately $74 million. Assuming that we are able to attract and retain the necessary skilled labor, our expanded facilities are expected to enable us to increase our annual shovel production capacity to at least 24 machines from a capacity of 10 machines in 2006 and 16 machines in 2007, as well as approximately double our manufactured parts capacity from 2006 levels. This expansion also will help provide us with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that this expansion will provide for improved efficiency and workflow. In the first quarter of 2008, our board of directors approved an additional $45 million for additional renovations at our South Milwaukee facility, which we expect will be completed in 2008. This expenditure is part of our expected total 2008 capital expenditures of $90 million to $100 million, and will be financed by cash flows from operating activities and, to the extent necessary, borrowings under our credit facilities.

We have completed the expansion of our Kilgore, Texas surface mining service center and are in the process of expanding our underground mining service facility in Russia, which we expect to be completed in the second half of 2008. We also plan on establishing a new service facility in Eastern Europe to support our underground mining business in this region and plan on expanding our surface mining service center in Gillette, Wyoming. The establishment of the service facility in Eastern Europe is expected to be completed in the second half of 2008 and the expansion of our service center in Gillette is expected to be completed in 2009. The expenditures for the expansion of our facilities in Texas and Russia and the new service facility in Eastern Europe are included in our expected total capital expenditures of $90.0 million to $100.0 million in 2008.

Backlog and New Orders

Our backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a predictive level of expected 2008 future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. Our backlog at June 30, 2008 and December 31, 2007, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	June 30, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,293,913	$804,781	60.8%
Next 12 months	$842,397	$579,448	45.4%
Underground Mining:
Total	$878,891	$636,473	38.1%
Next 12 months	$785,120	$551,923	42.3%
Total:
Total	$2,172,804	$1,441,254	50.8%
Next 12 months	$1,627,517	$1,131,371	43.9%

A portion of our surface mining backlog at June 30, 2008 and December 31, 2007 was related to multi-year contracts that will generate revenue in future years.

New orders were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$194,390	$158,222	22.9%	$455,180	$298,512	52.5%
Aftermarket parts and service	265,080	112,389	135.9%	619,789	205,323	201.9%

	459,470	270,611	69.8%	1,074,969	503,835	113.4%

Underground Mining:
Original equipment	144,007	127,264	13.2%	497,115	127,264	290.6%
Aftermarket parts and service	173,071	62,263	178.0%	297,455	62,263	377.7%

	317,078	189,527	67.3%	794,570	189,527	319.2%

Total:
Original equipment	338,397	285,486	18.5%	952,295	425,776	123.7%
Aftermarket parts and service	438,151	174,652	150.9%	917,244	267,586	242.8%

	$776,548	$460,138	68.8%	$1,869,539	$693,362	169.6%

Included in our surface mining aftermarket parts and service new orders for the quarter and six months ended June 30, 2008 was $70.0 million and $278.7 million, respectively, of orders related to multi-year contracts that will generate revenue in future years. Underground original equipment new orders for the six months ended June 30, 2008 included an order in the Czech Republic for five longwall systems.

Results of Operations

Quarter and Six Months Ended June 30, 2008 Compared to Quarter and Six Months Ended June 30, 2007

	Quarter Ended June 30,
	2008		2007		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$621,008	—	$374,801	—	65.7%
Gross profit	$174,096	28.0%	$96,297	25.7%	80.8%
Selling, general and administrative expenses	$59,383	9.6%	$41,687	11.1%	42.4%
Operating earnings	$99,744	16.1%	$45,544	12.2%	119.0%
Net earnings	$62,317	10.0%	$27,762	7.4%	124.5%

	Six Months Ended June 30,
	2008		2007		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$1,137,989	—	$565,162	—	101.4%
Gross profit	$315,681	27.7%	$148,375	26.3%	112.8%
Selling, general and administrative expenses	$118,864	10.4%	$62,805	11.1%	89.3%
Operating earnings	$167,276	14.7%	$73,510	13.0%	127.6%
Net earnings	$103,398	9.1%	$45,625	8.1%	126.6%

Sales

Sales consisted of the following:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$139,069	$85,734	62.2%	$282,077	$164,104	71.9%
Aftermarket parts and service	162,710	127,861	27.3%	303,760	239,852	26.6%

	301,779	213,595	41.3%	585,837	403,956	45.0%

Underground Mining:
Original equipment	185,500	103,282	79.6%	326,616	103,282	216.2%
Aftermarket parts and service	133,729	57,924	130.9%	225,536	57,924	289.4%

	319,229	161,206	98.0%	552,152	161,206	242.5%

Total:
Original equipment	324,569	189,016	71.7%	608,693	267,386	127.6%
Aftermarket parts and service	296,439	185,785	59.6%	529,296	297,776	77.7%

	$621,008	$374,801	65.7%	$1,137,989	$565,162	101.4%

The overall increase in surface mining sales was attributable to the high demand for our products and services throughout the world and the positive impact of recently completed capacity improvements at our principal surface mining manufacturing facility in South Milwaukee, Wisconsin. The high demand for our products and services continues to be driven by high international commodity prices and strong markets for commodities mined by our machines. The increase in surface mining original equipment sales for the six months ended June 30, 2008 was in both electric mining shovels and draglines. Surface mining aftermarket parts and service sales for the second quarter and six months ended June 30, 2008 increased in nearly all worldwide markets compared to the same periods last year. The expansion of our South Milwaukee, Wisconsin surface mining facilities is substantially complete, which will allow for annual shovel production capacity of at least 24 machines and almost doubled manufactured parts capacity from 2006 levels.

Underground mining sales for the second quarter of 2008 increased from recent quarters primarily due to strong original equipment new orders in the fourth quarter of 2007 and first quarter of 2008. The lack of steel availability in the first quarter on these new orders has been resolved through changes in ordering policies. Market conditions remained strong in Eastern Europe and India, which more than offset reductions occurring in China due to local sourcing.

Giving effect to our acquisition of DBT as if it would have occurred on January 1, 2007 instead of May 4, 2007, pro forma sales for the quarter and six months ended June 30, 2007 were $468.2 million and $925.7 million, respectively.

Gross Profit

Gross profit for the second quarter of 2008 was $174.1 million, or 28.0% of sales, compared to $96.3 million, or 25.7% of sales, for the second quarter of 2007. Gross profit for the six months ended June 30, 2008 was $315.7 million, or 27.7% of sales, compared to $148.4 million, or 26.3% of sales, for the six months ended June 30, 2007. Gross profit was reduced by purchase accounting adjustments (primarily to inventory) as a result of the acquisition of DBT in 2007 as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Purchase accounting adjustments	$3,144	$6,166	$11,891	$6,166
Gross margin reduction (percentage points)	0.5	1.6	1.1	1.0

The increase in gross profit in 2008 was primarily due to the acquisition of DBT and increased surface mining sales. For the second quarter and six months ended June 30 2008, gross margins on surface mining original equipment and aftermarket parts and services were improved from the comparable periods in 2007. Original equipment sales, which have lower gross margins than aftermarket parts and services sales, were 46% of total surface mining sales for the second quarter of 2008 compared to 40% for the second quarter last year, and were 48% of total surface mining sales for the six months ended June 30, 2008 compared to 41% for the six months ended June 30, 2007. The cost of training new employees in South Milwaukee and the related effects also continued to negatively impact gross margin. The availability of raw materials has not had a significant impact on the gross profit or our surface mining manufacturing schedule and recent raw material cost increases have not had a significant impact on gross profit.

Gross margin on underground mining equipment for the second quarter of 2008 declined from the first quarter of 2008 due to the mix of original equipment sales, although underground mining equipment gross margin for the six months ended June 30, 2008 continued to exceed 2007 gross margins. Original equipment sales, which have lower gross margins than aftermarket parts and services sales, were 58% of total underground mining sales for the second quarter of 2008 compared to 61% for the first quarter of 2008, 65% for the fourth quarter of 2007 and 66% for the third quarter of 2007. Manufacturing absorption losses at our underground mining manufacturing facilities for the second quarter of 2008 declined from the first quarter of 2008 due to increased activity levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2008 were $59.4 million, or 9.6% of sales, compared to $41.7 million, or 11.1% of sales, for the second quarter of 2007 and $59.5 million, or 11.5% of sales, for the first quarter of 2008. These expenses for the six months ended June 30, 2008 were $118.9 million, or 10.4% of sales, compared to $62.8 million, or 11.1% of sales, for the six months ended June 30, 2007. These dollar increases were primarily due to the acquisition of DBT.

Research and Development Expenses

Research and development expenses for the second quarter of 2008 were $10.4 million, or 1.7% of sales, compared to $4.6 million, or 1.2% of sales, for the second quarter of 2007. These expenses for the six months ended June 30, 2008 were $18.5 million, or 1.6% of sales, compared to $7.2 million, or 1.3% of sales, for the six months ended June 30, 2007. The increases were due to the acquisition of DBT, as well as the continuing development of our surface and underground mining products. As a percent of surface mining sales, surface mining research and development expenses for the second quarter of 2008 were consistent with the second quarter of 2007.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $4.5 million for the second quarter of 2008, compared to $4.0 for the second quarter of 2007, and were $10.3 million for the six months ended June 30, 2008, compared to $4.0 for the six months ended June 30, 2007. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.8 million per quarter through April 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface mining	$64,259	$36,126	77.9%	$118,603	$64,092	85.1%
Underground mining	44,298	11,466	286.3%	63,547	11,466	454.2%

Total operations	108,557	47,592	128.1%	182,150	75,558	141.1%
Corporate	(8,813)	(2,048)	330.3%	(14,874)	(2,048)	626.3%

Consolidated total	$99,744	$45,544	119.0%	$167,276	$73,510	127.6%

The increase in operating earnings for the second quarter and six months ended June 30, 2008 was primarily due to the acquisition of DBT and increased gross profit resulting from increased surface mining sales volume. Operating earnings for our underground mining business were reduced by purchase accounting adjustments related to the acquisition of DBT of $7.4 million and $21.7 million for the quarter and six months ended June 30, 2008, respectively, compared to $10.5 million for the quarter and six months ended June 30, 2007. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.8 million per quarter through April 2019. The purchase accounting adjustment related to inventory has been fully amortized as of June 30, 2008.

Interest Expense - Net

Net interest expense was $6.6 million for the second quarter of 2008 compared to $6.2 million for the second quarter of 2007 and was $12.5 million for the six months ended June 30, 2008 compared to $7.5 million for the six months ended June 30, 2007. The increase in interest expense in 2008 was due to increased debt levels related to the financing of the acquisition of DBT.

Net Earnings

Net earnings for the second quarter of 2008 were $62.3 million, or $0.84 per share, compared to $27.8 million, or $0.40 per share, for the second quarter of 2007. Net earnings for the six months ended June 30, 2008 were $103.4 million, or $1.39 per share, compared to $45.6 million, or $0.69 per share, for the six months ended June 30, 2007. Net earnings were reduced (increased) by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$3,229	$5,631	$12,088	$5,631
Amortization of intangible assets	4,462	3,988	10,258	3,988
Depreciation of fixed assets	(327)	850	(682)	850

Operating earnings	7,364	10,469	21,664	10,469
Income tax expense	2,293	4,066	7,075	4,066

Total	$5,071	$6,403	$14,589	$6,403

Giving effect to our acquisition of DBT as if it would have occurred on January 1, 2007 instead of on May 4, 2007, pro forma net earnings and net earnings per share were $64.5 million and $0.87, respectively, for the second quarter of 2008 compared to $28.7 million and $0.39, respectively, for the second quarter of 2007. For the six months ended June 30, 2008, pro forma net earnings and net earnings per share were $111.6 million and $1.50, respectively, compared to $47.8 million and $0.64, respectively, for the six months ended June 30, 2007. Pro forma net earnings excludes the adjustment of inventory to estimated fair value as this adjustment was directly attributed to the DBT transaction and will not have a continuing impact. The actual after tax charge to net earnings for this adjustment was $2.2 million and $8.0 million for the quarter and six months ended June 30, 2008, respectively, compared to $3.4 million for the quarter and six months ended June 30, 2007.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and six months ended June 30, 2008 and 2007, in each case compared to the same period in the prior year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Increase in sales	$17,201	$1,896	$23,226	$3,209
Increase in gross profit	$3,067	$563	$3,952	$428
Increase in operating earnings	$825	$469	$1,137	$395

EBITDA

EBITDA was as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
EBITDA	$114,022	$57,684	97.7%	$196,960	$89,844	119.2%
EBITDA as a percent of sales	18.4%	15.4%	19.5%	17.3%	15.9%	8.8%

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$62,317	$27,762	$103,398	$45,625
Interest expense – net	6,583	6,217	12,497	7,454
Income tax expense	30,075	10,965	49,845	19,566
Depreciation	9,983	7,688	18,653	11,436
Amortization (1)	5,064	5,052	12,567	5,763

EBITDA (2)	114,022	57,684	196,960	89,844
Changes in assets and liabilities	(85,811)	(38,273)	7,578	(53,330)
Non-cash stock compensation expense	2,157	1,365	3,979	3,057
Loss on sale of fixed assets	5	205	565	300
Interest expense – net	(6,583)	(6,217)	(12,497)	(7,454)
Income tax expense	(30,075)	(10,965)	(49,845)	(19,566)

Net cash provided by (used in) operating activities	($6,285)	$3,799	$146,740	$12,851

Net cash provided by (used in) investing activities	($23,748)	($745,276)	($45,376)	($760,993)

Net cash provided by (used in) financing activities	($3,240)	$759,170	($23,213)	$769,312

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on sales of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Non-cash stock compensation expense	$2,157	$1,365	$3,979	$3,057
Severance expenses	910	757	1,190	1,230
Loss on sales of fixed assets	5	205	565	300
Inventory fair value adjustment charged to cost of products sold	3,229	5,631	12,088	5,631

	$6,301	$7,958	$17,822	$10,218

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

At June 30, 2008, we had no borrowings under the secured revolving credit facility or the unsecured German credit facility. The amount available for borrowings under the secured revolving credit facility at June 30, 2008 was $221.5 million, after taking into account $153.5 million of issued letters of credit. The amount available for borrowings under the unsecured German credit facility at June 30, 2008 was $63.0 million (€40.0 million), after taking into account $39.4 million (€25.0 million) of issued letters of credit. At June 30, 2008, we had borrowings under the term loan facility of $514.2 million ($397.0 million plus €74.4 million) at a weighted average rate of 4.71%. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility.

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

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). As of June 30, 2008, we were in compliance with all covenants and other requirements in our credit facilities.

Cash Requirements

During the remainder of 2008, we anticipate strong cash flows from operations due to expected continued strong demand for our surface mining and underground mining original equipment and aftermarket parts and service sales. In expanding markets, customers are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material negative effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facility. If additional borrowings are necessary during the remainder of 2008, we believe we have sufficient capacity under our revolving credit facility.

Capital expenditures for the six months ended June 30, 2008 were $44.3 million compared to $35.6 million for the six months ended June 30, 2007. Included in capital expenditures for the six months ended June 30, 2008 and 2007 were $16.0 million and $16.8 million, respectively, related to our surface mining expansion program and the additional renovation of our South Milwaukee, Wisconsin facilities. We expect our capital expenditures in 2008 to be between $90.0 million and $100.0 million, which includes the expansion of our facilities in Russia and Texas, the establishment of a new service facility in Eastern Europe and $45.0 million for the additional renovations at our South Milwaukee, Wisconsin facility. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during 2008.

At June 30, 2008, we had contractual obligations of approximately $7.3 million with respect to our surface mining expansion program. At June 30, 2008, there have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2007.

At June 30, 2008, there were approximately $214.1 million of standby letters of credit outstanding under all of our bank facilities.

We believe that cash flows from operations and our revolving credit facilities will be sufficient to fund our cash requirements for the remainder of 2008. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or, in some cases, before the customer is billed. At June 30, 2008, we had $500.5 million of accounts receivable compared to $416.6 million of accounts receivable at December 31, 2007. Receivables at June 30, 2008 and December 31, 2007 included $223.6 million and $161.6 million, respectively, of revenues from long-term contracts which were not billable at these dates.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations at June 30, 2008. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of June 30, 2008 would have the effect of changing our interest expense on an annual basis by approximately $1.5 million.

Foreign Currency

We sell most of our surface mining original equipment, including equipment sold directly to foreign customers, in United States dollars, and we sell most of our underground mining original equipment in either United States dollars or Euros. We sell most of our underground mining aftermarket parts in either United States dollars or Euros, also with limited aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our surface mining aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

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

Based on our derivative instruments outstanding at June 30, 2008, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The share amounts disclosed in this Item 4 do not reflect the two-for-one split of our common stock that was paid on May 27, 2008 to stockholders of record on May 13, 2008. Our 2008 annual meeting of stockholders was held on April 24, 2008 (the “Annual Meeting”), with a portion of such meeting adjourned to April 30, 2008. At our Annual Meeting, the following matters were voted on in person or by proxy and approved by our stockholders:

•

The election of Gene E. Little to our Board of Directors for a three year term to expire at our 2011 annual meeting of stockholders and until his successor is duly elected and qualified. The directors remaining in office until 2009 are Paul W. Jones, Robert L. Purdum and Timothy W. Sullivan, and the directors remaining in office until 2010 are Edward G. Nelson, Theodore C. Rogers and Robert C. Scharp. Subsequent to our Annual Meeting, our Board of Directors elected Robert K. (Kelly) Ortberg as a new director for a term that will expire at our 2011 annual meeting of stockholders.

•	The amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock.

•	The amendments to our Amended and Restated Certificate of Incorporation to eliminate references to our Class B common stock and rename our Class A common stock.

•	The ratification of the appointment of Deloitte & Touche to serve as our independent registered public accounting firm.

As of the February 25, 2008 record date for the determination of the stockholders entitled to notice of, and to vote at, our Annual Meeting, 37,432,848 shares of our common stock were outstanding and eligible to vote. A total of 33,707,559 shares voted in person or by proxy. The following are the final votes on the matters presented for stockholder approval at our Annual Meeting:

Election of Director

Name	For		Withheld
	Votes	Percentage(1)	Votes	Percentage(1)
Gene E. Little	18,596,993	55.17%	15,110,566	44.83%

Amendment and Restatement of Certificate of Incorporation Increasing Number of Authorized Shares of Common Stock

For		Against		Abstain		Broker Non-Vote
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
19,251,013	57.11%	14,443,422	42.85%	13,124.04%		0	0%

Amendment and Restatement of Certificate of Incorporation Eliminating References to Class B Common Stock and Renaming Class A Common Stock

For		Against		Abstain		Broker Non-Vote
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
31,349,551	93.00%	25,395.08%		9,351.03%		2,323,262	6.89%

Ratification of Deloitte & Touche LLP

For		Against		Abstain
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
31,123,024	92.33%	2,574,715	7.64%	9,820.03%

(1)	Based on a total of all shares actually voted in person or by proxy at our Annual Meeting.

Item 5.	Other Information.

Our Board of Directors and Compensation Committee have approved certain technical amendments to the definition of “Change in Control” to each form of existing Key Executive Employment and Severance Agreement (the “KEESA”) that we previously entered into with Timothy W. Sullivan, Craig R. Mackus, Kenneth W. Krueger and John F. Bosbous, and to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “2007 Plan”). These amendments are effective on August 11, 2008. The KEESAs and the 2007 Plan, each as amended, are filed as exhibits to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Additionally, our Board of Directors and Compensation Committee have approved a KEESA for Luis de Leon, with an effective date of August 11, 2008. The new KEESA is filed as an exhibit to this quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Date: August 8, 2008	Corporate Controller Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Date: August 8, 2008	Chief Financial Officer and Secretary Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date: August 8, 2008	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Timothy W. Sullivan.

10.2	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Craig R. Mackus.

10.3	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Kenneth W. Krueger.

10.4	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and John F. Bosbous.

10.5	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Luis de Leon.

10.6	Bucyrus International, Inc. Omnibus Incentive Plan 2007, as amended, effective August 11, 2008.

10.7	Bucyrus International, Inc. 1998 Management Stock Option Plan, as adjusted to reflect the May 2008 stock split.

10.8	Bucyrus International, Inc. Amended and Restated Non-Employee Directors Deferred Compensation Plan.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.