Form 10-Q
period 2008-09-30
BUCYRUS INTERNATIONAL INC
filed 2008-11-07
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 4, 2008
Common Stock, $.01 par value	74,859,316

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Sales	$646,002	$500,278	$1,783,991	$1,065,440
Costs of products sold	463,671	376,650	1,285,979	793,437

Gross profit	182,331	123,628	498,012	272,003

Selling, general and administrative expenses	66,285	55,802	185,149	118,607
Research and development expenses	8,910	5,172	27,420	12,334
Amortization of intangible assets	4,183	11,672	15,214	16,570

Operating earnings	102,953	50,982	270,229	124,492

Interest expense – net	6,422	8,178	18,919	15,632
Other expense	768	763	2,304	1,628

Earnings before income taxes	95,763	42,041	249,006	107,232
Income tax expense	31,596	13,439	81,441	33,005

Net earnings	$64,167	$28,602	$167,565	$74,227

Net earnings per share data
Basic:
Net earnings per share	$0.86	$0.39	$2.25	$1.08
Weighted average shares	74,339,888	74,229,464	74,335,712	68,588,824

Diluted:
Net earnings per share	$0.85	$0.38	$2.23	$1.07
Weighted average shares	75,266,063	74,971,382	75,248,961	69,241,144

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$64,167	$28,602	$167,565	$74,227
Other comprehensive income:
Foreign currency translation adjustments	(31,896)	13,448	(31,674)	15,341
Change in pension and postretirement unrecognized costs, net of income tax expense (benefit) of ($373), $55, ($1,430) and $406, respectively	(844)	93	(3,198)	692
Derivative fair value changes, net of income tax expense (benefit) of ($4,289), ($4,031), ($7,456) and ($4,205), respectively	(5,831)	(7,709)	(14,537)	(7,043)

Comprehensive income	$25,596	$34,434	$118,156	$83,217

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,844	$61,112
Receivables – net	554,029	416,584
Inventories – net	622,180	494,425
Deferred income taxes	54,377	33,630
Prepaid expenses and other	34,366	41,038

Total Current Assets	1,327,796	1,046,789

OTHER ASSETS:
Goodwill	320,255	317,238
Intangible assets – net	230,619	245,836
Other assets	39,374	47,946

Total Other Assets	590,248	611,020

PROPERTY, PLANT AND EQUIPMENT:
Cost	573,374	521,819
Less accumulated depreciation	(127,286)	(111,416)

Total Property, Plant and Equipment	446,088	410,403

TOTAL ASSETS	$2,364,132	$2,068,212

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts payable	$222,855	$146,529
Accrued expenses	171,364	149,443
Liabilities to customers on uncompleted contracts and warranties	240,948	158,390
Income taxes	67,696	55,086
Current maturities of long-term debt and other short-term obligations	9,607	9,348

Total Current Liabilities	712,470	518,796

LONG-TERM LIABILITIES:
Deferred income taxes	55,805	50,920
Pension, postretirement benefits and other	160,142	160,925

Total Long-Term Liabilities	215,947	211,845

LONG-TERM DEBT, less current maturities	507,205	526,721

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 75,078,402 shares and 75,044,674 shares, respectively	751	750
Additional paid-in capital	676,132	670,966
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	304,462	142,560
Accumulated other comprehensive loss	(51,984)	(2,575)

Total Common Stockholders’ Investment	928,510	810,850

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,364,132	$2,068,212

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$84,062	$25,777

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(62,223)	(64,283)
Proceeds from sale of property, plant and equipment	2,796	446
Purchases of investments	(4,996)	—
Proceeds from sale of investments	6,011	—
Acquisition of DBT GmbH	—	(707,236)
DBT GmbH acquisition cash settlement for liabilities not assumed	—	26,549
Other – net	115	—

Net cash used in investing activities	(58,297)	(744,524)

Cash Flows From Financing Activities
Net (repayments of) revolving credit facilities	(15,130)	(63,104)
Proceeds from term loan facility	—	825,000
Payment of term loan facility	(3,865)	(325,000)
Proceeds from other bank borrowings and long-term debt	7,203	5,719
Payments of other bank borrowings and long-term debt	(3,649)	(11,375)
Payment of refinancing expenses for new credit facilities	—	(15,672)
Net proceeds from issuance of common stock	—	336,052
Payments under capital lease agreements	(980)	—
Tax benefit related to share-based payment awards	1,566	167
Dividends paid	(5,576)	(5,360)

Net cash provided by (used in) financing activities	(20,431)	746,427
Effect of exchange rate changes on cash	(3,602)	2,785

Net increase in cash and cash equivalents	1,732	30,465
Cash and cash equivalents at beginning of period	61,112	9,575

Cash and cash equivalents at end of period	$62,844	$40,040

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21,434	$16,203
Income taxes – net of refunds	$50,632	$35,420

Supplemental Disclosure of Noncash Investing Activity
Capital expenditures related to expansion program included in accounts payable	—	$321

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

On April 30, 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 75 million to 200 million. Also on April 30, 2008, the Company announced a two-for-one split of the Company’s common stock in the form of a 100% stock dividend. The stock dividend was paid on May 27, 2008 to stockholders of record on May 13, 2008 and the Company’s common stock began trading on a split-adjusted basis on May 28, 2008. All previously reported net earnings per share and number of shares in the accompanying consolidated condensed financial statements and notes thereto have been adjusted to reflect this stock split.

4.	Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Raw materials and parts	$88,443	$113,244
Work in process	248,952	132,998
Finished products (primarily replacement parts)	284,785	248,183

	$622,180	$494,425

5.	The Company’s credit facilities include a secured revolving credit facility of $375.0 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit.

At September 30, 2008, the Company had no borrowings under the secured revolving credit facility or the unsecured German credit facility. The amount potentially available for borrowings under the secured revolving credit facility at September 30, 2008 was $230.1 million, after taking into account $144.9 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at September 30, 2008 was $45.0 million (€31.9 million), after taking into account $46.5 million (€33.1 million) of issued letters of credit. At September 30, 2008, the Company had borrowings under the term loan facility of $502.2 million ($396.0 million plus €74.3 million) at a weighted average annual interest rate of 4.91%.

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

6.	The following is a reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and nine months ended September 30, 2008 and 2007.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollar in thousands, except per share amounts)
Net earnings	$64,167	$28,602	$167,565	$74,227

Weighted average shares outstanding	74,339,888	74,229,464	74,335,712	68,588,824

Basic net earnings per share:	$0.86	$0.39	$2.25	$1.08

Weighted average shares outstanding	74,339,888	74,229,464	74,335,712	68,588,824
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	926,175	741,918	913,249	652,320

Weighted average shares outstanding – diluted	75,266,063	74,971,382	75,248,961	69,241,144

Diluted net earnings per share	$0.85	$0.38	$2.23	$1.07

7.	During the first nine months of 2008, the Company issued 55,350 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2011. Nonvested share activity during the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	391,262	$21.46
Granted	55,350	$51.99
Forfeited	(12,100)	$29.25
Vested	(140,088)	$17.86

Outstanding at September 30, 2008	294,424	$28.59

At September 30, 2008, there was $5.4 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At September 30, 2008, the Company expected approximately 275,000 shares to vest and these shares had an aggregate intrinsic value of $12.3 million and a weighted-average remaining contractual term of approximately 1.6 years. The total fair value of shares vested during the nine months ended September 30, 2008 was $6.8 million.

During the first nine months of 2008, the Company also granted stock appreciation rights (“SARs”) to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2008	1,004,950	$11.59
Granted	263,950	$24.14
Forfeited	(40,680)	$14.64
Exercised	(33,880)	$12.35

Outstanding at September 30, 2008	1,194,340	$14.24

Vested and exercisable at September 30, 2008	166,736	$10.82

At September 30, 2008, there was $8.7 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

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

8.	Pension and postretirement expenses consisted of the following:

	Pension Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$2,993	$766	$4,086	$2,068
Interest cost	4,542	2,574	9,031	6,105
Expected return on assets	(3,565)	(1,735)	(5,165)	(4,585)
Amortization of:
Prior service cost	398	139	348	339
Actuarial loss	556	138	857	938

Net periodic benefit cost	$4,924	$1,882	$9,157	$4,865

	Postretirement Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$187	$287	$587	$787
Interest cost	(716)	224	734	724
Expected return on assets	1,750	—	—	—
Amortization of:
Prior service cost	(437)	(87)	(187)	(187)
Actuarial loss	(300)	(41)	—	9

Net periodic benefit cost	$484	$383	$1,134	$1,333

9. Intangible assets consisted of the following:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Engineering drawings	$25,500	$(14,050)	$25,500	$(13,094)
Technology	115,000	(13,576)	115,000	(6,389)
Customer relationships	112,000	(7,933)	112,000	(3,733)
Backlog	8,000	(8,000)	8,000	(5,333)
Trademarks	12,000	(12,000)	12,000	(12,000)
Other	5,855	(4,613)	5,855	(4,406)

	$278,355	$(60,172)	$278,355	$(44,955)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

	Surface Mining	Underground Mining
Balance at January 1, 2008	$47,306	$269,932
Purchase price adjustments	—	3,017

Balance at September 30, 2008	$47,306	$272,949

The estimated future amortization expense of intangible assets at September 30, 2008 was as follows (dollars in thousands):

2008 (remaining three months)	$4,180
2009	16,601
2010	16,601
2011	16,601
2012	16,601
2013	16,601
Future	130,998

$218,183

10.	The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, allocating resources, and based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Prior to the acquisition of DBT in May 2007, all of the Company’s operations were in surface mining and were classified as one operating segment.

The accounting policies of the segments are the same as those described in Note A to the Company’s 2007 consolidated financial statements. Operating earnings for each segment do not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. Capital expenditures include amounts recorded in accounts payable. There are no significant inter-segment sales. Identifiable assets are those used in the operations in each segment.

Segment information for the quarter and nine months ended September 30, 2008 and 2007 was as follows:

	Quarter Ended September 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$337,148	$72,269	$4,733	$12,346	$1,010,100
Underground mining	308,854	39,874	8,092	5,551	1,354,032

Total operations	646,002	112,143	12,825	17,897	2,364,132
Corporate	N/A	(9,190)	N/A	N/A	N/A

Consolidated total	$646,002	102,953	12,825	$17,897	$2,364,132

Interest expense – net		(6,422)
Other expense		(768)	768

Earnings before income taxes		$95,763	$13,593

	Quarter Ended September 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$237,104	$42,872	$4,491	$18,804	$739,165
Underground mining	263,174	12,283	15,088	7,158	1,357,584

Total operations	500,278	55,155	19,579	25,962	2,096,749
Corporate	N/A	(4,173)	N/A	N/A	N/A

Consolidated total	$500,278	50,982	19,579	$25,962	$2,096,749

Interest expense – net		(8,178)
Other expense		(763)	763

Earnings before income taxes		$42,041	$20,342

	Nine Months Ended September 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$922,985	$190,872	$14,813	$46,589	$1,010,100
Underground mining	861,006	103,421	27,696	15,634	1,354,032

Total operations	1,783,991	294,293	42,509	62,223	2,364,132
Corporate	N/A	(24,064)	N/A	N/A	N/A

Consolidated total	$1,783,991	270,229	42,509	$62,223	$2,364,132

Interest expense – net		(18,919)
Other expense		(2,304)	2,304

Earnings before income taxes		$249,006	$44,813

	Nine Months Ended September 30, 2007
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$641,060	$106,964	$13,206	$51,191	$739,165
Underground mining	424,380	23,749	22,707	10,366	1,357,584

Total operations	1,065,440	130,713	35,913	61,557	2,096,749
Corporate	N/A	(6,221)	N/A	N/A	N/A

Consolidated total	$1,065,440	124,492	35,913	$61,557	$2,096,749

Interest expense – net		(15,632)
Other expense		(1,628)	1,628

Earnings before income taxes		$107,232	$37,541

11.

To manage a portion of the Company’s exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company entered into two interest rate swap agreements in 2007 that effectively fix the interest payments on $200.0 million of its outstanding borrowings under its term loan facility. One swap matures on May 4, 2010 and currently fixes the interest on $50.0 million of the term loan borrowings at 5.094% plus the applicable spread. This swap has been designated as a cash flow hedge of LIBOR-based interest payments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the effective portion of the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap will be recognized as an adjustment to interest expense. The other swap matures on May 4, 2010 and currently fixes the interest rate on $150.0 million of the term loan borrowings at 4.88% plus the applicable spread. At inception, this swap was also designated as a cash flow hedge of LIBOR-based interest payments. This swap is with Lehman Brothers Special Financing, Inc., which filed for protection under

Chapter 11 of the United States Bankruptcy Code, as amended, in October 2008. As a result, this interest rate swap is no longer designated as a cash flow hedge. The impact of this change was not material to the Company’s financial statements. See note 14 for additional information related to this swap.

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

12.	Product warranty, product liability and legal matters at September 30, 2008 were as follows:

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$70,909	$5,788
Effect of DBT acquisition	—	74,924
Provision	10,837	8,865
Charges	(12,774)	(9,529)
Currency translation	(2,302)	3,181

Balance at September 30,	$66,670	$83,229

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

Asbestos Liability

The Company has been named as a co-defendant in approximately 300 personal injury liability cases alleging damages due to exposure to asbestos and other substances, involving approximately 600 plaintiffs. The Company has insurance covering most of these cases and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a case becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company does not believe that these costs will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

The Company is involved in various other litigation arising in the normal course of business. It is the view of management that the Company’s recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, although no assurance to that effect can be given.

13.	Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Foreign currency translation adjustments	$(19,544)	$12,130
Pension and postretirement benefit unrecognized costs	(10,385)	(7,187)
Derivative fair value changes	(22,055)	(7,518)

Accumulated other comprehensive loss	$(51,984)	$(2,575)

14.	On November 4, 2008, the Company terminated the $150.0 million interest rate swap with Lehman Brothers Special Financing, Inc., and replaced it with a $150.0 million interest rate swap with a new creditworthy entity. Together with the costs associated with the terminated swap, the replacement swap effectively fixes the interest rate on $150.0 million of the term loan borrowings at 4.88% plus the applicable spread. This swap will be designated as a cash flow hedge of LIBOR-based interest payments and will be accounted for in accordance with SFAS No. 133.

15.	In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”), which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. SFAS No. 141 (R) will be effective for the Company as of January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 141 (R) will have on its financial statements

In March 2008, the FASB issued Statement No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133.” SFAS No. 161 enhances disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Online Availability of Bucyrus Releases and Filings

All of our financial news releases and filings with the Securities and Exchange Commission are posted to our website. These releases and filings are available at www.investors.bucyrus.com. Automatic email alerts for these postings are also available from this site. Corporate and general releases, as well as product information, are available at www.bucyrus.com

Forward-Looking Statements

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

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of the mining industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, suppliers or providers of transportation;

•	our ability to satisfy underfunded pension obligations;

•	our ability to effectively and efficiently integrate the operations of DBT and realize expected levels of sales and profit from this acquisition;

•	potential risks, material weaknesses in financial reporting and liabilities of DBT unknown to us;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	volatility and tightening of credit markets and unprecedented financial market conditions that could lead to our customers deferring capital investments;

•	our experience in the underground mining business, which is less than some of our competitors; and

•	our increased levels of debt and debt service obligations relating to our acquisition of DBT.

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

In response to sustained order strength for surface mining equipment, we have substantially completed a multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee, Wisconsin. The aggregate cost of phase one and two of our expansion program was $56.6 million and the cost of phase three is expected to be approximately $74 million. Assuming that we are able to attract and retain the necessary skilled labor, our expanded facilities are expected to enable us to increase our annual shovel production capacity to at least 24 machines from a capacity of 10 machines in 2006 and 16 machines in 2007, as well as approximately double our manufactured parts capacity from 2006 levels. This expansion also will help provide us with added flexibility to increase dragline production should demand for shovels decline or demand for draglines increase. In addition, we expect that this expansion will provide for improved efficiency and workflow. In the first quarter of 2008, our board of directors approved an additional $45.0 million for additional renovations of our South Milwaukee facility, which we expect will be completed in 2009. Approximately $21.0 million of this expenditure is part of our expected total 2008 capital expenditures of $100.0 million to $110.0 million, and will be financed by cash flows from operating activities and, to the extent necessary, borrowings under our credit facilities.

We have completed the expansion of our Kilgore, Texas surface mining service center and are in the process of expanding our underground mining service facility in Russia and surface mining service center in Gillette, Wyoming. The expansion in Russia will be completed by the end of 2008 and the expansion in Wyoming will be completed in 2009. We are also evaluating the establishment of a new service facility in Eastern Europe to support our underground mining business in this region. The expenditures for the expansion of our facilities in Texas, Russia, and a portion of the cost of the expansion in Wyoming are included in our expected total capital expenditures of $100.0 million to $110.0 million in 2008.

Backlog and New Orders

Our backlog level allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected future sales and cash flows. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods. Many of our customers are large multinational corporations who finance their equipment purchases with internal cash or through governments.

Our backlog at September 30, 2008 and December 31, 2007, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	September 30, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,318,297	$804,781	63.8%
Next 12 months	$781,404	$579,448	34.9%
Underground Mining:
Total	$1,188,215	$636,473	86.7%
Next 12 months	$908,957	$551,923	64.7%
Total:
Total	$2,506,512	$1,441,254	73.9%
Next 12 months	$1,690,361	$1,131,371	49.4%

A portion of our surface mining backlog at September 30, 2008 and December 31, 2007 was related to multi-year contracts that we anticipate will generate revenue in future years.

New orders were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$202,341	$47,117	329.4%	$657,521	$345,629	90.2%
Aftermarket parts and service	159,191	95,116	67.4%	778,980	300,439	159.3%

	361,532	142,233	154.2%	1,436,501	646,068	122.3%

Underground Mining:
Original equipment	467,092	100,392	365.3%	964,207	227,656	323.5%
Aftermarket parts and service	151,086	89,518	68.8%	448,541	151,781	195.5%

	618,178	189,910	225.5%	1,412,748	379,437	272.3%

Total:
Original equipment	669,433	147,509	353.8%	1,621,728	573,285	182.9%
Aftermarket parts and service	310,277	184,634	68.0%	1,227,521	452,220	171.4%

	$979,710	$332,143	195.0%	$2,849,249	$1,025,505	177.8%

Included in surface mining aftermarket parts and service new orders for the nine months ended September 30, 2008 was $278.3 million related to multi-year contracts that we anticipate will generate revenue in future years. Underground original equipment new orders for the nine months ended September 30, 2008 included an order in the Czech Republic for five longwall systems.

Results of Operations

Quarter and Nine Months Ended September 30, 2008 Compared to Quarter and Nine Months Ended September 30, 2007

	Quarter Ended September 30,
	2008		2007		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$646,002	—	$500,278	—	29.1%
Gross profit	$182,331	28.2%	$123,628	24.7%	47.5%
Selling, general and administrative expenses	$66,285	10.3%	$55,802	11.2%	18.8%
Operating earnings	$102,953	15.9%	$50,982	10.2%	101.9%
Net earnings	$64,167	9.9%	$28,602	5.7%	124.3%

	Nine Months Ended September 30,
	2008		2007		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$1,783,991	—	$1,065,440	—	67.4%
Gross profit	$498,012	27.9%	$272,003	25.5%	83.1%
Selling, general and administrative expenses	$185,149	10.4%	$118,607	11.1%	56.1%
Operating earnings	$270,229	15.1%	$124,492	11.7%	117.1%
Net earnings	$167,565	9.4%	$74,227	7.0%	125.7%

Sales

Sales consisted of the following:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$155,554	$113,119	37.5%	$437,631	$277,223	57.9%
Aftermarket parts and service	181,594	123,985	46.5%	485,354	363,837	33.4%

	337,148	237,104	42.2%	922,985	641,060	44.0%

Underground Mining:
Original equipment	186,037	174,140	6.8%	512,653	277,422	84.8%
Aftermarket parts and service	122,817	89,034	37.9%	348,353	146,958	137.0%

	308,854	263,174	17.4%	861,006	424,380	102.9%

Total:
Original equipment	341,591	287,259	18.9%	950,284	554,645	71.3%
Aftermarket parts and service	304,411	213,019	42.9%	833,707	510,795	63.2%

	$646,002	$500,278	29.1%	$1,783,991	$1,065,440	67.4%

The increase in surface mining sales was in both original equipment and aftermarket parts and service and was the result of the continued strong demand for our products and services throughout the world and the positive impact of recently completed capacity improvements at our principal surface mining manufacturing facility in South Milwaukee, Wisconsin. The high demand for our surface mining products and services continued to be driven by high global commodity prices and strong global markets for commodities mined by our machines during the first nine months of 2008. The increase in surface mining original equipment sales for the third quarter of 2008 was in all three product lines, electric mining shovels, draglines, and blasthole drills, and for the nine months ended September 30, 2008 was in electric mining shovels and draglines. Surface mining aftermarket parts and service sales for the quarter and nine months ended September 30, 2008 increased in nearly all global markets compared to the same periods last year. The expansion of our South Milwaukee, Wisconsin facilities is substantially complete, which will allow for annual shovel production capacity of at least 24 machines and almost doubled manufactured parts capacity from 2006 levels.

The increase in underground mining sales for the third quarter of 2008 compared to the third quarter last year was in both original equipment and aftermarket parts and service and reflects strong global coal prices and demand. The increase in underground mining original equipment sales was primarily due to strong original equipment new orders since the fourth quarter of 2007. Market conditions continued to be strong in Eastern Europe and the United States.

Giving effect to our acquisition of DBT as if it would have occurred on January 1, 2007 instead of May 4, 2007, pro forma sales for the nine months ended September 30, 2007 would have been $1,426.0 million.

Gross Profit

Gross profit for the third quarter of 2008 was $182.3 million, or 28.2% of sales, compared to $123.6 million, or 24.7% of sales, for the third quarter of 2007. Gross profit for the nine months ended September 30, 2008 was $498.0 million, or 27.9% of sales, compared to $272.0 million, or 25.5% of sales, for the nine months ended September 30, 2007. Gross profit was reduced by purchase accounting adjustments (primarily to inventory) as a result of the acquisition of DBT in 2007 as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
(Increase) decrease due to purchase accounting adjustments	$(629)	$8,978	$11,262	$15,144
Gross margin increase (reduction) (percentage points)	0.1	(1.8)	(0.6)	1.4

The increase in gross profit for the third quarter of 2008 compared to the third quarter of 2007 was due to increased sales in both segments. The increase in gross profit for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the acquisition of DBT and increased surface mining sales. Surface mining original equipment sales, which have lower gross margins than aftermarket parts and services sales, were 46% of total surface mining sales for the third quarter of 2008 compared to 48% for the third quarter last year, and were 47% of total surface mining sales for the nine months ended September 30, 2008 compared to 43% for the nine months ended September 30, 2007.

Underground mining original equipment sales, which have lower gross margins than aftermarket parts and services sales, were 60% of total underground mining sales for the third quarter of 2008 compared to 66% for the third quarter last year.

The availability of raw materials and raw material cost increases have not had a significant effect on gross margin or operating performance. We expect gross margin in both our surface mining and underground mining segments to continue to improve as we finalize the integration of DBT and complete the renovation of our facilities in South Milwaukee, Wisconsin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2008 were $66.3 million, or 10.3% of sales, compared to $55.8 million, or 11.2% of sales, for the third quarter of 2007. The dollar increase in 2008 was the result of increased headcount, higher employee incentive compensation, and foreign currency losses. These expenses for the nine months ended September 30, 2008 were $185.1 million, or 10.4% of sales, compared to $118.6 million, or 11.1% of sales, for the nine months ended September 30, 2007. The dollar increase in 2008 was primarily due to the acquisition of DBT.

Research and Development Expenses

Research and development expenses for the third quarter of 2008 were $8.9 million, or 1.4% of sales, compared to $5.2 million, or 1.0% of sales, for the third quarter of 2007. These expenses for the nine months ended September 30, 2008 were $27.4 million, or 1.5% of sales, compared to $12.3 million, or 1.2% of sales, for the nine months ended September 30, 2007. The increases were due to the acquisition of DBT, as well as the continuing development of our surface and underground mining products.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $3.8 million for the third quarter of 2008, compared to $11.2 million for the third quarter of 2007, and were $14.1 million for the nine months ended September 30, 2008, compared to $15.2 million for the nine months ended September 30, 2007. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.8 million per quarter through April 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Surface mining	$72,269	$42,872	68.6%	$190,872	$106,964	78.4%
Underground mining	39,874	12,283	224.6%	103,421	23,749	335.5%

Total operations	112,143	55,155	103.3%	294,293	130,713	125.1%
Corporate	(9,190)	(4,173)	120.2%	(24,064)	(6,221)	286.8%

Consolidated total	$102,953	$50,982	101.9%	$270,229	$124,492	117.1%

The increase in operating earnings for the third quarter of 2008 was primarily due to increased gross profit as a result of increased sales in both segments and for the nine months ended September 30, 2008 was primarily due to the acquisition of DBT and increased gross profit resulting from increased surface mining sales volume. Operating earnings for our underground mining business were reduced by purchase accounting adjustments related to the acquisition of DBT of $3.1 million and $24.8 million for the quarter and nine months ended September 30, 2008, respectively, compared to $20.2 million and $30.7 million for the quarter and nine months ended September 30, 2007. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.8 million per quarter through April 2019. The purchase accounting adjustment related to inventory has been fully amortized as of June 30, 2008.

Interest Expense – Net

Net interest expense was $6.4 million for the third quarter of 2008 compared to $8.2 million for the third quarter of 2007 and was $18.9 million for the nine months ended September 30, 2008 compared to $15.6 million for the nine months ended September 30, 2007. The increase in net interest expense for the first nine months of 2008 was due to increased debt levels related to the financing of the acquisition of DBT.

Net Earnings

Net earnings for the third quarter of 2008 were $64.2 million, or $0.86 per share, compared to $28.6 million, or $0.39 per share, for the third quarter of 2007. Net earnings for the nine months ended September 30, 2008 were $167.6 million, or $2.25 per share, compared to $74.2 million, or $1.08 per share, for the nine months ended September 30, 2007. Net earnings were reduced (increased) by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$—	$8,859	$12,088	$14,490
Amortization of intangible assets	3,796	11,195	14,054	15,183
Depreciation of fixed assets	(655)	188	(1,337)	1,038

Operating earnings	3,141	20,242	24,805	30,711
Income tax expense	1,042	6,216	8,117	10,282

Total	$2,099	$14,026	$16,688	$20,429

Giving effect to our acquisition of DBT as if it would have occurred on January 1, 2007 instead of on May 4, 2007, pro forma net earnings and net earnings per share would have been $36.8 million and $0.50, respectively, for the third quarter of 2007. For the nine months ended September 30, 2008, pro forma net earnings and net earnings per share were $175.7 million and $2.36, respectively, compared to $86.8 million and $1.17, respectively, for the nine months ended September 30, 2007. Pro forma net earnings excludes the adjustment of inventory to estimated fair value as this adjustment was directly attributed to the DBT transaction and will not have a continuing impact. The actual after tax charge to net earnings for this adjustment was zero and $8.0 million for the quarter and nine months ended September 30, 2008, respectively, compared to $6.1 million and $9.5 million for the quarter and nine months ended September 30, 2007.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and nine months ended September 30, 2008 and 2007, in each case compared to the same period in the prior year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Increase in sales	$26,103	$4,424	$49,329	$7,633
Increase in gross profit	$6,667	$784	$10,619	$1,212
Increase in operating earnings	$4,214	$108	$5,351	$503

EBITDA

EBITDA was as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
EBITDA	$115,778	$70,561	64.1%	$312,738	$160,405	95.0%

EBITDA as a percent of sales	17.9%	14.1%		17.5%	15.1%

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$64,167	$28,602	$167,565	$74,227
Interest expense – net	6,422	8,178	18,919	15,632
Income tax expense	31,596	13,439	81,441	33,005
Depreciation	8,642	7,906	27,295	19,342
Amortization (1)	4,951	12,436	17,518	18,199

EBITDA (2)	115,778	70,561	312,738	160,405

Changes in assets and liabilities	(141,714)	(37,612)	(134,136)	(90,942)
Non-cash stock compensation expense	1,082	1,536	5,061	4,593
Loss on sale of fixed assets	194	58	759	358
Interest expense – net	(6,422)	(8,178)	(18,919)	(15,632)
Income tax expense	(31,596)	(13,439)	(81,441)	(33,005)

Net cash provided by (used in) operating activities	$(62,678)	$12,926	$84,062	$25,777

Net cash provided by (used in) investing activities	$(12,921)	$16,469	$(58,297)	$(744,524)

Net cash provided by (used in) financing activities	$2,782	$(22,885)	$(20,431)	$746,427

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes, (c) loss on sales of fixed assets, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Non-cash stock compensation expense	$1,082	$1,536	$5,061	$4,593
Severance expenses	(306)	181	884	1,411
Loss on sales of fixed assets	194	58	759	358
Inventory fair value adjustment charged to cost of products sold	—	8,859	12,088	14,490

	$970	$10,634	$18,792	$20,852

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

At September 30, 2008, we had no borrowings under the secured revolving credit facility or the unsecured German credit facility. The amount potentially available for borrowings under the secured revolving credit facility at September 30, 2008 was $230.1 million, after taking into account $144.9 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at September 30, 2008 was $45.0 million (€31.9 million), after taking into account $46.5 million (€33.1 million) of issued letters of credit. At September 30, 2008, we had borrowings under the term loan facility of $502.2 million ($396.0 million plus €74.3 million) at a weighted average annual interest rate of 4.91%. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility.

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

The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 4.00 to 1.00 through the end of the quarter ending December 31, 2008 and not more than 3.50 to 1.00 for each measurement period thereafter. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). At September 30, 2008, we were in compliance with all covenants and other requirements in our credit facilities.

The current worldwide credit environment has had a minimal impact on our debt instruments. Our credit rating has been raised by Standard & Poor’s Rating Services to BB from BB- and Moody’s increased our rating to Ba2 from Ba3.

Cash and Cash Requirements

Our cash balance decreased to $62.8 million at September 30, 2008 from $140.5 million at June 30, 2008. The decrease was primarily the result of the usage of previously received large progress payments on original equipment orders and increased receivables due to the timing of cash collections on sold original equipment orders.

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

Capital expenditures for the nine months ended September 30, 2008 were $62.2 million compared to $61.6 million for the nine months ended September 30, 2007. Included in capital expenditures for the nine months ended September 30, 2008 and 2007 were $33.1 million and $27.8 million, respectively, related to our surface mining expansion program and the additional renovation of our South Milwaukee, Wisconsin facilities. We expect our capital expenditures in 2008 to be between $100.0 million and $110.0 million, which includes the expansion of our facilities in Russia and Texas, a portion of the expansion of our facility in Wyoming and approximately $21.0 million for the additional renovations of our South Milwaukee, Wisconsin facility. The expansion of our facilities in Wyoming and the additional renovations of our South Milwaukee, WI facility will be completed in 2009. We believe cash flows from operating activities and funds available under our revolving credit facility will be sufficient to fund our expected capital expenditures during 2008.

At September 30, 2008, we had contractual obligations of approximately $19.9 million with respect to our surface mining expansion and renovation programs. At September 30, 2008, there have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2007.

At September 30, 2008, there were approximately $206.9 million of standby letters of credit outstanding under all of our bank facilities.

We believe that cash flows from operations and our revolving credit facilities will be sufficient to fund our cash requirements for the remainder of 2008. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facility as necessary.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or, in some cases, before the customer is billed. At September 30, 2008, we had $554.0 million of accounts receivable compared to $416.6 million of accounts receivable at December 31, 2007. Receivables at September 30, 2008 and December 31, 2007 included $285.0 million and $161.6 million, respectively, of revenues from long-term contracts which were not billable at these dates. We expect that the collection of receivables will increase over the next two quarters based on scheduled payments from customers.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”), which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. SFAS No. 141 (R) will be effective for us as of January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 141 (R) will have on our financial statements.

In March 2008, the FASB issued Statement No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133.” SFAS No. 161 enhances disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we entered into two interest rate swap agreements that effectively fix the interest payments on $200.0 million of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations at September 30, 2008. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of September 30, 2008 would have the effect of changing our interest expense on an annual basis by approximately $1.5 million.

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

Based on our derivative instruments outstanding at September 30, 2008, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Date: November 7, 2008	Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Date: November 7, 2008	Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date: November 7, 2008	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.