Form 10-K
period 2008-12-31
BUCYRUS INTERNATIONAL INC
filed 2009-03-02
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $5.4 billion as of June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 24, 2009, 74,862,101 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

1)	Portions of our 2008 Annual Report to Stockholders are incorporated by reference in Part II.

2)	Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on April 23, 2009 are incorporated by reference in Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of our future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could cause our actual results to differ materially from those anticipated in such forward-looking statements and could adversely affect our actual results of operations and financial position include, without limitation:

•

the cyclical nature of the sale of original equipment due to fluctuations in market prices for coal, copper, oil, iron ore and other minerals, changes in general economic conditions, changes in interest rates, changes in customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	changes in global financial markets and global economic conditions;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our ability to attract and retain skilled labor;

•	our production capacity;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of the mining industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our ability to protect intellectual property; and

•	the availability of operating cash to service our indebtedness.

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

Company Overview

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. We operate in two business segments: surface mining and underground mining. All of our products and services are marketed under the Bucyrus name. We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Australia, Brazil, Canada, China, India and Russia will be increasingly important markets for our surface mining equipment and that the United States, China, Russia, Eastern Europe and India will be increasingly important markets for our underground mining equipment.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally were strong for the first three quarters of 2008. However, the global economic downturn that worsened in the latter part of 2008 has reduced the demand for commodities, resulting in lower commodity prices. This, along with the current conditions in the global financial markets and uncertain availability of credit, may impact capital spending by our customers in all global regions of both of our segments in 2009. During 2008, quoting activity for our surface mining original equipment was strong in all product lines for most of the year; however, quoting activity declined somewhat in the fourth quarter. Quoting activity for our surface mining original equipment continued to be strong in the oil sands region of Western Canada, and quotes related to coal, copper and iron ore mines in other regions of the world also were high compared to historical levels, although there was a decline in the fourth quarter. During 2008, quoting activity for our underground mining original equipment increased significantly from previous years although activity decreased in November and December. The decline in quoting activity at the end of 2008 for both our surface mining and underground mining original equipment was a result of deteriorating global economic conditions.

Our aftermarket parts and service sales tend to be more consistent than our original equipment sales. Our original equipment is typically kept in continuous operation from four to 40 years by our customers, requiring regular maintenance and repair throughout its productive life. The size of our installed base of surface and underground mining original equipment as of December 31, 2008 was approximately $17.6 billion and $10 billion, respectively, based on estimated replacement value. Our ability to provide on-time delivery of reliable parts and prompt service are important drivers of our aftermarket sales. Quotes for our surface mining aftermarket parts and services continued to remain at high levels throughout 2008, even though our customers’ production demand slowed in the fourth quarter as commodity prices declined. Our underground mining aftermarket new orders and quotes remained very strong throughout 2008 driven by strong demand for high productivity longwall mining parts worldwide in connection with start ups of new longwalls and major expansions of existing longwalls.

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

Our Industry

The surface mining equipment that we manufacture and service is used primarily in coal, copper, oil sands, iron ore and other mineral mines worldwide. The underground mining equipment that we manufacture and service is used primarily in coal mines worldwide. Growth in demand for these commodities is generally a function of population growth and continuing improvements in standards of living in many areas of the world. The market for equipment tends to be somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is generally more stable because this expensive, complex equipment is typically kept in continuous operation for four to 40 years and requires regular maintenance and repair throughout its productive life.

We are one of two leading suppliers of surface and underground mining equipment. In addition, in various product lines several niche players compete. Our original equipment is primarily used by large multinational companies engaged in mining for a variety of commodities, primarily coal. We believe that recent consolidation within the mining industry has resulted in larger, well-capitalized companies being better positioned to withstand commodity price cycles.

Coal. Coal is the world’s most abundant low-cost energy source and is a critical source of energy for many countries. There are two primary types of coal: steam or thermal coal which is used to generate electricity and coking or metallurgical coal which is required to produce steel. Coal accounts for nearly one-half of global electricity generation, more than double natural gas, the second largest energy source, according to the World Coal Institute. Demand for coking coal has risen in recent years in tandem with the increased demand for steel. The largest coal producing nations in 2007 were China, the United States, India, Australia, Russia and South Africa, according to the Energy Information Administration. We believe that large amounts of coal reserves and significant coal infrastructure make transitions from coal to other energy sources more difficult. Additionally, new clean coal technologies, flue gas desulphurization and carbon capture and storage help to mitigate environmental and regulatory concerns, and new technologies, such as gasification and liquefaction, create opportunities for future growth in the use of coal.

China and India, which together account for 37% of the world’s population as of December 15, 2008 according to the U.S. Census Bureau, have fast-growing economies and limited domestic energy sources other than coal. According to the British Petroleum Statistical Review of World Energy (“BP Energy”) and World Energy Outlook, China’s coal demand was 1.7 billion tonnes of coal equivalent in 2007, a 21% increase over 1.4 billion tonnes of coal equivalent in 2005, and is expected to be 2.7 billion tonnes of coal equivalent by 2015 and 3.4 billion tonnes of coal equivalent by 2030. According to the same sources, India’s coal demand was 0.3 billion tonnes of coal equivalent in 2007, a 50% increase over 0.2 billion tonnes of coal equivalent in 2005, and is expected to be 0.5 billion tonnes of coal equivalent by 2015 and 0.9 tonnes of coal equivalent by 2030.

Copper, Oil Sands, Iron Ore and Other Minerals. Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. Demand for copper is being driven by accelerating economic growth in the developing world and continued consumption in the developed world. According to the International Copper Study Group, worldwide mine production of copper was 15.4 million tons in 2007 and was projected to increase to 15.7 million tons in 2008 and 17.4 million tons in 2009.

Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. According to the Energy Resources Conservation Board, an independent quasi-judicial agency of the Government of Alberta, the oil sands in the Athabasca region of northern Alberta Canada are believed to contain the equivalent of 315 billion barrels of oil, of which 173 billion has already been established as commercially viable using today’s extraction methods. According to BP Energy, Saudi Arabia had approximately 264.2 billion barrels of proven oil reserves at the end of 2007.

Iron ore is one of the only sources of primary iron used to make steel and is mined in more than 50 countries. The market for iron ore is largely a function of the demand for steel. According to the Australian Bureau of Agricultural and Resource Economics, worldwide production of iron ore in 2007 was 1.7 billion tons and is estimated to be 1.8 billion tons in 2008 and is forecasted to remain at 1.8 billion tons in 2009.

We have also been successful in selling our equipment for use in the mining of various other minerals, including gold, uranium, diamonds, molybdenum, phosphate and bauxite.

Surface Mining Segment

Overview

We design, manufacture and market draglines, electric mining shovels and rotary blasthole drills used for surface mining and provide the aftermarket replacement parts and service for these machines. We believe that we have the largest installed base of this original equipment in the world (we calculate the value of our installed base of original equipment based on its estimated replacement value) and are the leading market provider of draglines and large rotary blasthole drills. Our products are sold to customers throughout the world in nearly every market where surface mining is conducted with modern methods. Our products are continuously evolving as improvements in design and technology emerge, with the goal of providing our customers maximum productivity and cost effectiveness. We concentrate on producing technologically advanced machines that enable our customers to conduct cost-efficient operations. We utilize alternating current (“AC”) drive technology for both draglines and electric mining shovels and offer advanced computer control systems which allow technicians at our headquarters to remotely monitor and adjust the operating parameters of suitably equipped machines at locations around the world via the Internet.

Growth in the surface mining industry is driven by increased demand for surface mined commodities such as copper (especially in South America), oil sands (Canada) and coal (China, the United States, India, Australia, South Africa and Russia). We believe that surface mining of coal in China and India holds potential for long-term growth.

Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our installed base of surface mining original equipment of approximately $17.6 billion at December 31, 2008. Our installed base of original equipment provides the foundation for our surface mining aftermarket activities. Our aftermarket parts and service operations, which historically have been more stable and more profitable than our original equipment sales, have accounted for approximately 65% of our sales over the last 10 years. Over that period and throughout various commodities cycles, our aftermarket sales have sustained a compound annual sales growth rate of approximately 12.5%. We have established a global presence with a network of 21 sales and service centers (plus two that are combined surface mining and underground mining sales and service centers) located in all countries where major surface mining operations are located. We manufacture our original equipment and the majority of our aftermarket parts at our facilities in South Milwaukee and Milwaukee, Wisconsin. The multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee, Wisconsin was substantially completed in 2008.

Original Equipment

Our surface mining original equipment includes draglines, electric mining shovels and rotary blasthole drills.

Draglines. Draglines are primarily used in coal mining applications to remove overburden (i.e., the rock and soil that lies above the coal being mined) by dragging a large bucket through the overburden and carrying it away. Our primary draglines weigh from 1,150 to 8,400 tons and are typically described in terms of their “bucket size,” which typically range from nine to 152 cubic yards. Our primary models range in price from $65.0 million to $200.0 million per dragline for turnkey installations. Draglines are the largest and most expensive type of surface mining equipment but offer customers the lowest cost per ton of material moved. The average life of our draglines is approximately 40 years.

Electric Mining Shovels. Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined over a longer period of time as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper or load capacity. We offer a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from nine to 80 cubic yards. Prices range from approximately $5.0 million to $25.0 million per shovel, with the selling price of our most popular shovels being in the upper part of this range. Our electric mining shovels have an average life of approximately 15 years.

In recent years, we have developed the innovative 495 Series High-Performance shovels. The highlights of this series include planetary gear configuration, insulated gate bipolar transistor, or IGBT, electrics and a third rail swing system to enhance shovel operation through increased efficiency and lower maintenance costs. A fully modularized electrical room ships directly to the field to facilitate the field assembly process. The Bucyrus HydraCrowd, a new hydraulic driven crowd mechanism, was introduced at the international mining trade show, MINExpo, in 2008 to increase shovel productivity and reduce rope changeout safety risks. We are focused on continuous reliability enhancements to support our customers’ needs. Since machine downtime results in lost revenue for customers, shovel availability is vitally important in mining operations.

Rotary Blasthole Drills. Many surface mines require breakage of rock, overburden or ore by blasting with explosives. To accomplish this, it is necessary to bore out a pattern of holes in the ground area to be mined into which explosives are then placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. We offer a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $6.0 million per drill, depending on machine size and other variable features. The selling price of our most popular drills is in the upper part of this range. The average life of our rotary blasthole drills is approximately 15 years.

Modular design techniques have been applied to blasthole drills to provide ease of maintenance by simplifying equipment change outs and servicing. A new automated bit change carousel option has been added to our 49HR drill, which is intended to increase productivity and reduce bit changeout safety risks. Our 49HD drill has the production capabilities of larger machines and the flexibility, speed and maneuverability of smaller machines.

Aftermarket Parts and Services

We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of original equipment. Customer purchases of aftermarket parts and services over the life of certain of our original equipment can exceed the initial purchase price of the original equipment. Our aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey assembly and equipment operation. We also distribute less sophisticated components that are consumed in the normal course of machine operation. A substantial portion of our international repair and maintenance services are provided through our global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Peru and South Africa.

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

In certain applications, we offer comprehensive maintenance and repair contracts. Under these contracts, we provide all replacement parts, regular maintenance services and necessary repairs for the excavation equipment at a particular mine with an on-site support team. In addition, some of these contracts call for our personnel to operate the equipment being serviced. Maintenance and repair contracts typically have terms of three to five years with provisions for renewal and early termination.

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

Customers

Most of our customers are large multinational corporations with operations in the various major surface mining markets throughout the world. In recent years, customers have reduced their operating costs by employing larger, more efficient machines such as those we produce and have become increasingly sophisticated in their use and understanding of technology. Our focus on incorporating advanced technology such as AC drives and advanced controls has increased customer adoption of our product offerings. Further, we believe that these developments have contributed to increased demand for our aftermarket parts and services since we are well-equipped to provide the more sophisticated parts, product technical knowledge and service required by customers who use more complex and efficient machines.

Over the past five years, our surface mining customers have conducted their most significant operations in the United States, South America, South Africa, Australia, Canada, China and India. We expect China and India to experience the most growth in surface mining in the future. In the aggregate, sales of our surface mining original equipment were $622.9 million, $398.7 million and $255.7 million in 2008, 2007 and 2006, respectively, and sales of our surface mining aftermarket parts and services were $660.9 million, $528.4 million and $482.3 million in 2008, 2007 and 2006, respectively. Our customers purchase our aftermarket parts and services because they are high quality, reliable and durable products, and our services are well suited to the long productive lives of our original equipment. However, some surface mine operators may find it more economical to buy lower quality and less durable parts from will-fitters for original equipment that is near the end of its useful life.

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

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. In 2008, 2007 and 2006, one customer, BHP Billiton, accounted for approximately 11%, 9% and 13%, respectively, of our total surface mining sales. Our top five customers in each of 2008, 2007 and 2006 collectively accounted for approximately 43%, 27% and 40%, respectively, of our total surface mining sales. We believe these relatively high percentages reflect the recent consolidation within the mining industry.

Competitors

Our primary global competitor in electric mining shovels and draglines has historically been Joy Global Inc.’s P&H Mining Equipment division (“P&H”), although for certain applications our electric mining shovels also compete against hydraulic shovels made by other manufacturers. In rotary blasthole drills we compete with several worldwide manufacturers. In China and Russia, we also face competition from regional and domestic equipment manufacturers. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors. Long standing relationships that we have with our customers and our competitors have with their customers and their decision makers can provide a strong incumbency advantage in retaining business and securing new orders.

For most owners of our machines, we are the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of will-fitters. P&H also participates in this replacement parts business. Copies of our components that are manufactured by others are generally sold at lower prices for use on older machines and are generally acknowledged to be of lower quality than components we manufacture. We also face significant competition from manufacturers and distributors in the sale of consumable replacement parts which we do not manufacture, including wire rope, non-specialized parts and electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

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

Underground Mining Segment

Overview

On May 4, 2007, we entered the underground mining business through the consummation of our acquisition of DBT GmbH (“DBT”) for a purchase price that included $709.0 million in cash and the issuance of 942,952 shares of our common stock (as adjusted for the two-for-one split of our common stock in 2008). As a result of the DBT acquisition, we are a leading supplier of complete system solutions for underground coal mining worldwide. We are one of the world market leaders in longwall mining equipment, which is the result of comprehensive experience and know-how gained over decades of innovative, high-performance engineering. Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our approximately $10 billion installed base of original equipment as of December 31, 2008. This installed base provides the foundation for our aftermarket activities. We have established a global presence with a network of 25 sales and service centers (plus two that are combined surface mining and underground mining sales and service centers) located in all countries where major underground mining operations are located. Our original equipment and aftermarket parts are manufactured in Germany, the United States (Pennsylvania, Virginia and Alabama), and, to a lesser extent, in Poland, China and Australia.

The two main methods of underground mining are longwall and room and pillar mining, which differ significantly in their initial investment amount and corresponding output.

During the fourth quarter of 2008, we closed two acquisitions. In December, we acquired OKD, Bastro a.s., an engineering services and manufacturing support company located in the Czech Republic, to support our long-term strategic initiatives in Europe. In October, we acquired Appalachian Mine Sales, Inc., a belt conveyor manufacturer with a presence in the Appalachia coals fields region, to strengthen our belt systems business.

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

The longwall method is chosen if the geological conditions of the coal or other mineral deposit are favorable (i.e., the coal or mineral seams are vast in length and width and with minimal rock intrusions, permitting several large panels to be prepared) or generally if the coal or other mineral deposits are more than 1,000 feet underground. Longwall mining typically requires an initial mining equipment investment of typically approximately $60.0 million, and a single longwall operating unit can generate an annual output of approximately two million tons. In certain applications, annual output can be two to three times this volume.

Room and Pillar Mining

In room and pillar mining, hard coal or other mineral deposits are mined by cutting a network of “rooms” into the coal or mineral seam, leaving behind “pillars” of coal or other mineral to support the roof of the mine either temporarily or permanently. This mining method also requires several pieces of equipment that work together in a synchronized fashion; however, they are not mechanically connected to each other as in longwall mining. The process begins with the continuous miners cutting the coal or other mineral and conveying it through the machine’s conveyor. The coal or mineral is then discharged from the back of the continuous miner into haulage vehicles or mobile chain conveyors which transport it to a feeder (or feeder breaker if the material needs to be crushed or down-sized). The coal or mineral is then loaded on to a belt system, which takes the coal or mineral to the surface. As the continuous miner advances into the coal or mineral deposit, a roof bolter drills and installs roof bolts to secure the roof of the mine.

The pillars can equal to up to 50% of the total coal or mineral in the seam, although this coal or mineral can sometimes be recovered at a later stage, depending on geological conditions. Where this is viable, pillars are partially mined through by the continuous miner as mining retreats back towards the main entries. The room and pillar mining method is used if the coal or mineral deposit requires the mine operator to remove the coal or mineral in smaller and shallow panels. The required initial investment in equipment for one room and pillar mining unit is typically approximately $8.0 million and the corresponding average annual production is approximately 0.4 million tons.

Original Equipment

Our underground mining original equipment includes longwall equipment and room and pillar equipment.

Longwall Equipment. We are one of the world’s top producers of longwall mining equipment. Our longwall equipment includes hydraulic roof supports and electro-hydraulic controls, automated plow systems, shearers and armored face conveyors, including entry conveyors with a built-in crusher. Our systems can be customized to suit a wide range of mining conditions anywhere in the world, thereby ensuring an appropriate combination of safety, operational reliability and productivity at competitive prices.

Hydraulic Roof Supports. Roof supports provide support to the mine roof during longwall mining. The supports advance with the longwall shearer or plow, allowing mine operators to safely control roof falls as the panel is mined. We offer a full range of roof supports suitable for various mining heights (typically from 0.6 meters to 7.5 meters) with support capacities in excess of 1,200 tons per shield. We offer electro-hydraulic roof support systems for automatic sequences or manually operated functions. A complete roof support system typically includes from 50 to 225 roof support shields. Prices range from approximately $25.0 million to $50.0 million per roof support system. Our roof supports have an average minimum life of approximately nine to 12 years.

Armored Face Conveyors. Armored face conveyors (“AFCs”) are used in longwall mining to transport material cut by the shearer or plow away from the longwall face. AFCs are armored steel pan conveyors that are used to convey mined material both in the longwall face and out of the longwall face. Our AFC systems are designed for a variety of performance requirements in low, medium and high seams and for short and long faces. Prices range from approximately $5.5 million to $9.0 million per AFC system. Our AFC systems are generally purchased in pairs and the pair has an average life of approximately six to nine years.

Longwall Shearers. A longwall shearer moves parallel to the coal or mineral face, cutting into the coal as it moves backward and forward across the face, depositing the coal onto the conveyor system. The shearer is usually a double ended machine with ranging arms at each end and cutter drums mounted on each ranging arm, so the shearer can cut in either direction. We offer a wide range of shearers for low, medium and high seams, currently from 1.8 meters up to 5.8 meters, with production rates of up to 5,000 tons per hour. Prices range from approximately $2.5 million to $3.5 million per shearer. Our shearers are generally purchased in pairs and the pair has an average life of approximately four to six years.

Automated Plow Systems. Fully automated plow systems are a safe and economically attractive method of mining low and medium coal seam heights. Our plows have high extraction and loading rates in seams of 0.6 meters to 1.8 meters resulting in mining rates of up to 3,000 tons/hour. Prices range from approximately $30.0 million to $50.0 million per automated plow system including roof supports. Our automated plow systems have an average life of approximately four to 10 years.

Room and Pillar Equipment. In addition to longwall mining equipment, we offer an extensive line of technologically advanced room and pillar equipment. Our room and pillar equipment offerings include continuous miners, feeder breakers, battery- and diesel-powered underground utility vehicles, continuous haulage systems, roof bolters and belt systems. Our continuous miners can be used for both soft- and hard-cutting applications. In recent years, we extensively re-engineered our room and pillar product portfolio, particularly upgrades to the continuous miner product line.

Continuous Miners. Continuous miners are electric, self-propelled machines that constantly cut material and simultaneously load that material onto an internal conveyor. We offer a “seamless” family of continuous miners for both soft and hard cutting applications for seams from 0.8 meters to 5.2 meters. Due to the severity of the operating environment and continuous usage, these products require extensive aftermarket parts, service and maintenance. Prices range from approximately $1.6 million to $4.0 million per continuous miner. Our continuous miners have an average life of approximately 10 to 15 years.

Continuous Haulage Systems. The continuous haulage system is used to efficiently remove cut coal or other mineral from the working face to the main mine belts on a continuous basis. The system is usually attached to the continuous miner or independently trammed behind the miner. Our systems can be implemented in new or existing operations with capacity of up to 38 tons per minute. Prices range from approximately $1.4 million to $2.0 million per continuous haulage system. Our continuous haulage systems have an average life of approximately 10 to 15 years.

Feeder Breakers. Feeder breakers are a crushing unit that breaks the coal or other mineral into a smaller size suitable for transportation by the belt conveyor systems or feeding into process facilities. Our underground feeder breakers have a production capacity of up to 1,800 tons per hour with a pick force of up to 45,400 kilograms. The units are custom designed to allow maximum discharge rates from the mobile haulers. Prices range from approximately $0.3 million to $0.6 million per feeder breaker. Our feeder breakers have an average life of approximately 10 to 15 years.

Underground Haulage and Utility Vehicles. Underground haulage vehicles are vehicles used to transport material from continuous miners to the main mine belt where the haulage vehicle has self-contained discharge capability to unload material onto the belt. We offer both battery-powered and diesel-powered haulage vehicles. Underground utility vehicles are self-loading vehicles used to clean roadways, haul supplies and perform other functions. Prices range from approximately $0.3 million to $0.8 million per underground utility haulage vehicle or underground utility vehicle, and each has an average life of approximately 10 to 15 years.

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

In addition, we provide consulting services, such as mine planning, in emerging markets. Aftermarket sales accounted for approximately 40% of our 2008 underground mining sales, with the remaining 60% coming from original equipment sales.

Customers

Multinational coal mining corporations make up the majority of our customer base. In recent years, our large and efficient machines have enabled our customers to reduce their operating costs while enhancing their sophistication for the use and understanding of the employed technology.

Over the past five years, our customers (and DBT’s prior to being acquired by us) have conducted their most significant operations in the United States, China, South Africa, Australia, Eastern and Western Europe and India. In the aggregate, sales of our underground mining original equipment were $737.6 million and $448.3 million in 2008 and 2007, respectively, and sales of our aftermarket parts and services were $487.9 million and $238.0 million in 2008 and 2007, respectively.

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. In 2008, New World Resources accounted for approximately 19% of our total underground mining sales. Our top five customers in 2008 collectively accounted for approximately 43% of our total underground mining sales. We believe this relatively high percentage reflects the recent consolidation within the mining industry.

Competitors

We are one of only two suppliers worldwide that offer complete system solutions to the underground mining industry (Joy Global Inc.’s Joy Mining Machinery division is the other). Our business enjoys significant barriers to entry, some of which include large initial capital expenditures required for the machinery to produce the original equipment and replacement parts, the importance of establishing a large global presence and an active installed base to support aftermarket sales, and key patented proprietary technology essential to the productivity and efficiency of our machines.

We are now facing increased competition from manufacturers based in low cost regions such as China, Russia and Poland. For example, in China there is significant pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. To better compete in these low-cost regions, we have two manufacturing facilities in China and we may consider further expansion in the future. Our other original equipment competitors in other parts of the world are small, regional manufacturers that typically serve only the regions where they are located. To date, the market share of these companies is minimal but may grow in the future.

Competition in parts sales consists primarily of will-fitters, which produce copies of the parts manufactured by us and other original equipment manufacturers. Copies produced by will-fitters are generally sold at lower prices, but we believe are of lower quality.

General

Marketing, Distribution and Sales

Our original equipment and aftermarket parts and services are primarily sold directly by our personnel both in the United States and in foreign markets. Sales outside the United States are made through our sales offices located in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, Germany, India, Mexico, Peru, Russia and South Africa and, in some markets, by our independent sales representatives. We typically require a down payment when an agreement is reached for a new machine and customers generally then make progress payments throughout the construction of the machine. Lead times for our large surface mining machines generally vary from four to nine months, but a dragline’s lead time can be more than two years. Lead times for our large underground mining machines generally approximate nine months, but a roof support system’s lead time may be 12 months. In addition, our long lead time replacement part sales often call for prices in effect at the time of order.

International Operations

We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, India, Mexico, Peru, Russia, South Africa and the United States. Additionally, we employ direct marketing strategies in these markets as well as developing markets such as Indonesia, Jordan, Mauritania and Turkey. A substantial portion of our sales and operating earnings is attributable to operations located outside the United States.

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

We sell most of our surface mining original equipment, including sales directly to foreign customers, in United States dollars, and we sell most of our underground mining original equipment in either United States dollars or euros. We sell most of our underground mining aftermarket parts in either United States dollars or euros, with limited aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our surface mining aftermarket parts in United States dollars, with limited aftermarket parts sales denominated, in the local currencies of Australia, Brazil, Canada, South Africa and the United Kingdom. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

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

Manufacturing

The design, engineering and manufacturing of most of our surface mining original equipment and manufactured aftermarket parts is done at our South Milwaukee, Wisconsin complex. The third phase of our capacity expansion at our South Milwaukee manufacturing facilities was substantially completed in 2008. The manufacturing of our underground mining equipment and manufactured aftermarket parts is operated in support of our regional divisions (Europe/Asia, America’s and Australia/South Africa). Most longwall mining equipment is manufactured in Europe and most of the room and pillar equipment is manufactured in the United States. In addition, all of our underground mining product lines are supported with sourcing and manufacturing capabilities in China.

Backlog

Backlog represents unfilled orders for our products and services. Due to the high cost of some original equipment, our backlog is subject to volatility, particularly over relatively short periods of time. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at December 31, 2008 and December 31, 2007, as well as the portion of our backlog which was expected to be recognized within 12 months of these dates, was as follows:

	December 31,		% Change
	2008	2007
	(Dollars in thousands)
Surface Mining:
Total	$1,367,242	$804,781	69.9%
Next 12 months	$906,884	$579,448	56.5%
Underground Mining:
Total	$1,135,212	$636,473	78.4%
Next 12 months	$806,074	$551,923	46.0%
Total
Total	$2,502,454	$1,441,254	73.6%
Next 12 months	$1,712,958	$1,131,371	51.4%

The increase in our 2008 surface mining backlog was largely due to strong original equipment new orders, primarily electric mining shovels, and strong aftermarket new orders in Chile, Australia, Canada and India. The increase in our 2008 underground mining backlog was predominantly due to strong original equipment new orders, primarily longwall mining equipment, and strong aftermarket new orders in the United States, Eastern Europe, Russia, Australia and South Africa.

Patents, Licenses and Franchises

We have numerous United States and foreign patents, patent applications and patent licensing agreements. We do not consider our business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

Our expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, totaled $36.6 million in 2008, $20.4 million in 2007 and $10.7 million in 2006. The increase in 2008 was primarily due to the acquisition of DBT in 2007 (the expenditures for 2007 are for the period subsequent to the May 4, 2007 acquisition date) as well as electric mining shovels and longwall product developments and increased headcount to support higher electric mining shovel and dragline order levels. The increase in 2007 reflected increased spending as a result of the acquisition of DBT.

Employees

At December 31, 2008, we employed approximately 7,200 persons, approximately 4,000 of whom are located outside the United States. At December 31, 2008, approximately 900 of our United States employees were unionized and approximately 1,900 of our non-United States employees were unionized. We consider our relationship with our unionized and non-unionized workers to be good. In the United States, our five and one-half year contract with the United Steelworkers of America representing hourly workers at our South Milwaukee, Wisconsin facility was extended in 2008 and now expires in April 2013 and our three year contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011. Also, one of our subsidiaries is a party to a contract with the United Mine Workers of America and the Association of Bituminous Contractors under which its employees’ employment is governed only if they are working at locations that are operated by the United Mine Workers.

Overseas, substantially all of our employees in Germany are covered by an unlimited contract with Manteltarifvertrag der IGM, which is equivalent to union agreements in the United States. Also, our three year contracts with the Australian Manufacturers Workers Union representing certain of our hourly workers in Australia expire in March 2009 and June 2010, respectively, and our one year contract with Základní odborová organizace Bucyrus Czech Republic representing certain of our hourly workers in the Czech Republic expires in December 2009.

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

Further regulatory initiatives targeting carbon dioxide and other greenhouse gas emissions, which are by-products of coal consumption, could potentially depress coal consumption in the United States and other developed nations. The United States and over 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require national reductions in greenhouse gas emissions (the “Kyoto Protocol”). At the December 2007 United Nations Climate Change Conference held in Bali, Indonesia, 187 nations agreed to commence a two year process on a successor pact to the Kyoto Protocol which expires in 2012. The 2009 United Nations Climate Change Conference is scheduled for December in Copenhagen, Denmark, with the goal of agreeing on a treaty replacing the Kyoto Protocol. Whether through international treaty, national legislation or state and regional programs to stabilize or reduce greenhouse gas emissions, these restrictions could adversely impact the price of, and demand for, coal in the United States and elsewhere. This in turn could reduce demand for our coal-mining customers’ output and thus their demand for our products, which could have a material adverse effect on our business.

Financial Information

Financial information about our business segment and geographic areas of operation is contained in ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

In addition, we post our financial news releases and SEC filings on our Internet site (www.bucyrus.com). Automatic email alerts for these postings, corporate and general releases as well as product information also are available at www.bucyrus.com.

ITEM 1A.	RISK FACTORS

Our business, results of operations and financial position are subject to a wide variety of risks, many of which are not exclusively within our control, which may cause our actual performance to differ materially from historical or projected future performance, including the risks that we identify below. In addition, other risks that are currently unknown to us or that we currently consider to be immaterial may also materially adversely affect our results of operations and financial position.

Risks Related to Our Business

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

Changes in global financial markets and global economic conditions could adversely affect our business.

Conditions in the global financial markets and economic conditions affect our results of operations. The global financial crisis that increased in the fourth quarter of 2008 has caused extreme volatility and tightening in the global capital and credit markets. The decreased availability of credit or the inability to obtain third party financing could result in our customers deferring capital expenditures, which could adversely affect the demand for our mining equipment. Also, the deteriorating conditions in the global economy could lead to a global recession characterized by higher unemployment, lower consumer spending, reduced investment by businesses and reduced corporate earnings. This could result in our customers deferring capital expenditures, which could adversely affect the demand for our mining equipment.

In addition, poor conditions in global financial markets or global or regional recessionary economic conditions could lead to the cancellation or delay of existing orders, difficulty in collecting outstanding accounts receivable and affect the financial viability of our suppliers, some of which we may consider key suppliers. The occurrence of any of these items individually or in the aggregate, could have a material adverse effect on our financial position, results of operations and cash flows.

We currently generate funds from our operations and utilize our revolving credit facilities to pay our operating expenses, fund our capital expenditures, pay dividends and fund our employee retirement benefit programs. If changing economic conditions negatively affect our results of operations and cash flows or increase the underfunding of our pension obligations, and the use of our revolving credit facilities is maximized, we may require access to capital and/or credit markets and our access to those markets may be limited, which could have a material adverse affect on our business, financial condition and results of operations.

A material disruption to our manufacturing plants could adversely affect our ability to generate revenue.

We produce most of our surface mining equipment and aftermarket parts at our manufacturing plants in South Milwaukee and Milwaukee, Wisconsin, and most of our underground mining equipment and aftermarket parts at our manufacturing plants in Germany, the United States (Pennsylvania, Virginia and Alabama) and, to a lesser extent, in Poland, China and Australia. If operations at any of these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial position and results of operations could be materially adversely affected. Any of these significant events could require us to make large unanticipated capital expenditures. Interruptions in production could increase our costs and delay our delivery of original equipment and parts in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. All of our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future profitability and cash flow, could be materially adversely affected.

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

Our mining production capacity may not be sufficient to meet customer demand.

We are currently operating near full capacity at our surface mining equipment manufacturing facilities. In addition, our backlog of firm orders for our surface mining products and services was $1.37 billion at December 31, 2008, compared to $804.8 million at December 31, 2007. We have substantially completed a multi-phase expansion program of our South Milwaukee facility, which will substantially increase our surface mining equipment production capacity. However, production capacity may not be sufficient to satisfy customer demand for our surface mining products from time to time. If we are unable to commit to producing products for its customers within the timeframes they require, then these customers may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels, profitability and cash flow.

If we are unable to purchase component parts or raw materials from key suppliers, the prices of component parts or raw materials rise materially, or the costs of shipping products rise materially, our business and results of operations may be materially adversely affected.

We purchase all of our alternating current (“AC”) drives and certain electrical parts for our surface mining equipment pursuant to a 10-year agreement with Siemens Energy & Automation (“Siemens”). Delays, disruptions or other difficulties procuring parts from Siemens, or our inability to obtain parts from Siemens altogether could have a material adverse effect on our business and results of operations. We purchase components of our roof supports from three primary suppliers pursuant to written agreements. The loss of any of these three primary suppliers, or delays, disruptions or other difficulties procuring parts from these suppliers or from related raw material sources, could have a material adverse effect on our ability to timely produce our roof supports and other underground mining original equipment and, ultimately, could have a material adverse effect on our business and results of operations. We also purchase track links, castings and forgings from suppliers with whom we have longstanding relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain or lower costs.

If we are required to procure alternative sources of supply, our ability to supply parts to our customers when needed could be impaired, we could lose business and our margins and cash flow could be reduced. Also, because we maintain limited production input inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial position of suppliers, weather emergencies or other natural disasters, may impair our ability to satisfy our customers and could adversely affect our operations.

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

Some of our contracts require us to bear all costs of shipping and handling to the customer’s site. Because of the size and weight of our products, these costs can be a significant portion of the total costs of a given contract. If transportation costs rise materially due to fuel prices or other factors, our margins could be reduced.

Our results of operations are dependent on the commodity price of coal and other conditions in the coal markets.

In 2008, substantially all of our underground mining sales and approximately 29% of our surface mining original equipment sales were to coal mining customers. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. Government regulation of electric utilities and greenhouse gas emissions may adversely impact the demand for coal to the extent that such regulations cause or require such utilities to select alternative energy sources or technologies as a source of electric power. If a more economical form of electricity generation is discovered, developed or mandated, or if a current alternative source of energy such as nuclear, wind or solar power becomes more widely accepted or cost effective, the demand for our mining equipment could be adversely affected.

In any given year, we rely on significant customers for a large percentage of our sales.

Our business is dependent on securing and maintaining customers by promptly delivering reliable and high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly original equipment sales. In 2008, 2007 and 2006, BHP Billiton, our largest surface mining customer, accounted for approximately 11%, 9% and 13%, respectively, of our total surface mining sales. In 2008, New World Resources accounted for approximately 19% of our total underground mining sales. No one customer accounted for 10% or more of our total underground mining sales in 2007. In 2006, the Shenhua Group accounted for approximately 14% of DBT’s total sales. The products that we may sell to any particular customer depend on the size of that customer’s capital expenditure budget devoted to mining plans in a particular year and on the results of competitive bids for major projects. Additionally, our top five surface mining customers in each of 2008, 2007 and 2006 collectively accounted for approximately 43%, 27% and 40%, respectively, of our total surface mining sales and our top five underground mining customers collectively accounted for approximately 43% of our total underground mining sales in 2008. We believe these relatively high percentages reflect the recent consolidation within the mining industry. In addition, key sectors of the mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers could have a material adverse effect on our results of operations.

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

We derive the majority of our sales from foreign markets where we have substantial operations. During 2008, we generated $1.3 billion, or approximately 52%, of our sales outside the United States (exports from the United States and sales by our foreign subsidiaries) compared to $1.2 billion, or 72%, in 2007. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

•	tariffs and price controls;

•	trade sanctions and embargos;

•	reduction in government subsidies;

•	import or export licensing requirements;

•	economic downturns, civil disturbances or political instability;

•	employment regulations;

•	nationalism;

•	regulations regarding repatriation of earnings;

•	ability to enforce contract and intellectual property rights;

•	availability of credit;

•	natural disasters;

•	national and international conflicts, including terrorist acts;

•	nationalization and expropriation; and

•	potentially burdensome taxation.

In addition, a significant portion of our international business is conducted in emerging markets located in Asia, Africa and South America. Many of the countries in these regions have developing legal and economic systems, which add a level of uncertainty to our operations in those countries relative to those that would be expected domestically. The DBT acquisition has increased our sales to customers in the developing markets of China, India and Eastern Europe, which has increased our exposure to the uncertainty associated with the developing governmental, legal and economic systems in those countries. We also plan to expand our manufacturing capacity in China, and the expansion process and the subsequent operation of the manufacturing facility will further increase our exposure to the uncertainties in this emerging market.

The above factors, and related unpredictability, could place the value of our operations and business relationships in overseas markets at risk, which could materially adversely affect our business and results of operations.

We are subject to risks related to conducting business in foreign currencies.

We are subject to foreign currency exchange risk because we sell a significant amount of our underground mining products in euros, while we sell most of our surface mining products in United States dollars, and we report our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the euro, relative to other nations’ currencies, would decrease the United States dollar or euro equivalent of our underground mining sales earned without decreasing the United States dollar or euro value of the expenses associated with its sales.

Additionally, most of our aftermarket parts sales in Australia, South Africa and Brazil are denominated in the currencies of those nations, and the majority of our service sales are denominated in these and other local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars and euros. As a result, an increase in the value of the United States dollar or the euro relative to these nations’ currencies would decrease the United States dollar or euro equivalent of aftermarket sales earned abroad without decreasing the United States dollar or euro value of a portion of the expenses associated with overseas sales.

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

Methods of competition in our business are diverse and include price, customer relationships, lead times, operating costs, productivity of equipment, design and performance, technology, reliability, warranty, service, delivery and other commercial factors. In electric mining shovels and draglines, we compete with P&H, and for certain applications our electric mining shovels may also compete against hydraulic shovels and small electric shovels made by other manufacturers. In the rotary blasthole drills market we compete with several worldwide manufacturers. In the aftermarket business, we compete with several worldwide manufacturers and numerous independent firms that produce copies of the parts manufactured by us and other original equipment manufacturers. In the underground mining segment, we compete with Joy Global’s Joy Mining Machinery division for the sale of continuous miners, longwall shearers, powered roof supports and other underground mining equipment, as well as with a number of both established and emerging worldwide manufacturers of such equipment. In China and Eastern Europe, we also face competition from regional and domestic equipment manufacturers, including manufacturers owned directly or indirectly by governmental entities. For example, in China there is much pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. This circumstance could make it more difficult for us to compete effectively in China or realize some of the expected potential benefits of the DBT acquisition. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

Certain of our competitors may have greater financial, marketing, manufacturing or distribution resources than we do. Demand for our products may be affected by our ability to respond to downward pricing pressure from our competitors or to continue to provide shorter lead time and quicker delivery of our products than our competitors. We cannot assure you that our products will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on customer sales. If we are unable to maintain our profit margins, our results of operations could be materially adversely affected.

If we fail to offer technologically advanced equipment to our customers, demand for our products may be materially adversely affected.

We believe that our mining industry customers are focused on improving automation, standardization and consolidation of equipment and mining operations. In that regard, we concentrate on producing technologically advanced equipment that allows our customers to conduct safe and cost-efficient operations. To remain competitive, we believe we must develop new and innovative products on an ongoing basis. If we are unable to continue developing new and innovative products that incorporate technological advancements and meet the evolving requirements of our customers, or if we are unable to successfully bring such products to market, or if our competitors produce and sell equipment that is more technologically advanced or otherwise better received in the marketplace than ours, the demand for our mining equipment could be materially adversely affected.

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

In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs to us or to our customers and adversely affect the sales of our products and future operating results. These requirements may change in the future in a manner that could require us to make capital and other expenditures, which could have a material adverse effect on our business, results of operations and financial position.

We are, and may be in the future, subject to product liability and other lawsuits related to past and current activities.

The selling and servicing of complex, large scale surface mining equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with it. For example, at December 31, 2008, we have been named as a co-defendant in numerous pending personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. Our underground mining business is also subject to various product liability and personal injury claims, including those relating to alleged asbestos and silicosis exposure. These types of claims, as well as product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While we maintain product liability and other insurance to cover varying levels of claims of this nature, including varying levels of coverage for the historical periods during which the pending claims of which we are aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations, and there are limitations on events covered by these policies. Also, we cannot assure you that we will be able to obtain insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential future claims. These lawsuits and future lawsuits against us could be resolved in a manner that materially and adversely affects our product reputation, business, financial position and results of operations.

Labor disruptions could adversely affect our operations.

At December 31, 2008, approximately 2,800 of our employees were unionized. Our contract with the United Steelworkers of America representing hourly workers at our South Milwaukee and Milwaukee facilities expires in April 2013 and our contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011. Many of the collective bargaining agreements relating to our underground mining non-United States employees may be terminated by either the union or the employer association with a one to three month notice period (although these agreements will remain in full force and effect until a new agreement has been reached). After expiration of these agreements, we are not assured of being able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, a few of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. Additionally, our obligations under underground mining business labor agreements may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of our underground mining business, which could have a material adverse effect on our business, financial position and results of operations.

In addition, the workforces of many of our suppliers and our transportation providers are unionized. If they are disrupted by labor issues, delivery of parts and materials to us could be reduced or delayed. Many of our customers have unionized work forces, and work stoppages experienced by our customers could cause us to lose sales or incur increased costs.

We may have to utilize significant cash to meet our unfunded pension obligations, and these obligations are subject to increase.

A substantial portion of our United States employees participate in our defined benefit pension plans, and we also provide certain postretirement benefits. At December 31, 2008, our unfunded pension and postretirement benefit liability totaled $68.0 million compared to $34.7 million at December 31, 2007. Continued declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of our plans and affect the level and timing of required cash contributions in 2009 and after. In addition, our underground mining segment had $105.1 million in unfunded pension liabilities with respect to its employees, with no assets set aside to fund such obligations, at December 31, 2008 compared to $113.2 million at December 31, 2007.

Our continued success depends in part on our ability to protect our intellectual property.

Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent law, to protect our intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. We expect that the expansion of our manufacturing capacity in China and potentially to other countries such as India or Brazil also may heighten our risk of intellectual property infringement due to the pervasive nature in those countries of independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers. Our inability to protect our proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on our business, financial position and results of operations.

Because of our debt level and debt service obligations, we may have less cash flow available for our business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

We have a credit facility which supports our current and future working capital needs, operating needs and our capital expenditure plan.

Our long-term debt, less current maturities, at December 31, 2008 was $501.8 million compared to $526.7 million at December 31, 2007. Our ability to make required payments of principal and interest on our increased debt levels will depend on the future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our credit facilities contain financial and restrictive covenants that limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our business, financial position, results of operations and debt service capability. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Credit Facilities” in this Form 10-K.

Our increased level of debt and the restrictive covenants contained in our credit facilities could have important consequences for our business, results of operations and financial position, including:

•	increasing our vulnerability to general adverse economic and industry conditions and detracting from our ability to successfully withstand a downturn in our markets or the economy generally;

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	placing us at a competitive disadvantage compared to less leveraged competitors; and

•	making us vulnerable to increases in interest rates because a portion of the debt under our credit facilities will bear interest at variable rates.

We are required to fulfill DBT’s obligations under a collective bargaining agreement, which obligations place certain restrictions on our underground mining business for a period of time.

We are required to fulfill certain obligations under a collective bargaining agreement covering our employees that were acquired in the DBT acquisition. We are not allowed to, among other things,

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

Additionally, to facilitate the DBT acquisition, we entered into a Shareholders’ Agreement with HMS Hamburg Trust GmbH (“Hamburg Trust”), a German domiciled special purpose financial intermediary. Under the terms of the Shareholders’ Agreement, Hamburg Trust acquired non-voting equity securities (with no rights to cash flows or dividends) of DBT Holdings GmbH, which is the company that purchased the shares of DBT from RAG Coal International AG pursuant to the Share Purchase Agreement. Pursuant to that Shareholders’ Agreement, we agreed with Hamburg Trust that, among other things, we would not take action that would result in a breach of or deviation from the collective bargaining agreement without the consent of Hamburg Trust.

These obligations may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of our underground mining segment, which could have a material adverse effect on our business, financial position and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal surface mining manufacturing operations are located in South Milwaukee, Wisconsin on approximately 66 acres of land and are comprised of several buildings totaling approximately 1,100,000 square feet of floor space, including approximately 922,000 square feet for manufacturing and manufacturing support. A portion of this facility houses our corporate headquarters and surface mining research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication, welding and assembly of our surface mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. We lease the majority of the land and buildings in the South Milwaukee complex which includes 841,000 square feet of manufacturing and office space. The term of the lease is 20 years through 2021 with the option to renew the lease for up to five five-year terms at our option. Annual rent under the lease is $1.1 million through 2016. The lease is a net lease under which we are responsible for associated taxes, utilities and insurance. We continue to own the remainder of the land and buildings in South Milwaukee.

The multi-phase capacity expansion of our surface mining manufacturing facilities in South Milwaukee, Wisconsin was substantially complete at December 31, 2008. In the first quarter of 2008, our board of directors approved $45.0 million for additional renovations of our South Milwaukee facility, which we expect to be completed in 2010.

We lease a facility in Milwaukee, Wisconsin, which has approximately 94,250 square feet of floor space and approximately 130,740 square feet of yard space for welding operations in our surface mining business. The lease expires in January 2015. An additional 82,000 square feet of indoor warehouse space was leased in 2008 under two separate lease agreements. The leases for this indoor warehouse space expire in October 2012 and December 2012.

Our principal underground mining manufacturing operations are located in Lünen, Germany, Houston, Pennsylvania, Pulaski, Virginia, Daphne, Alabama and Hillsville, Virginia.

Lünen, Germany. This facility is located on approximately 53 acres of land which comprises a manufacturing plant and an office building. The manufacturing plant totals approximately 958,000 square feet, including approximately 546,000 square feet for manufacturing, approximately 412,000 square feet for manufacturing support, and approximately 17,000 square feet for research and development. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools and equipment for fabrication, assembly, welding, drilling, blasting, testing and transportation of our underground mining machinery, including longwalls, shearers and AFC plows, are well-maintained, in good condition and in regular use. We own this facility.

Houston, Pennsylvania. This facility is located on approximately 35 acres of land and is comprised of a manufacturing plant and a three story office building. The manufacturing plant is one building totaling approximately 174,000 square feet of floor space, including approximately 143,000 square feet for manufacturing and 31,000 square feet for manufacturing support and office space. The office building totals approximately 40,000 square feet. The manufacturing building at this facility is constructed principally of structural steel with outer walls of concrete block and sheet metal cladding. The office building is mainly constructed of concrete and exterior glass. The manufacturing building and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for fabrication, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own this facility.

Pulaski, Virginia. This facility is located on approximately 17 acres of land and is comprised of 14 acres for a manufacturing building and three acres for a warehouse. The building totals approximately 145,000 square feet of floor space, including approximately 126,000 square feet for manufacturing and 19,000 square feet for manufacturing support and office space. The warehouse totals approximately 38,000 square feet for manufacturing support. Both buildings are constructed principally of structural steel framing with outer walls of concrete block and sheet metal cladding. The buildings and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for fabrication, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own the manufacturing location. The warehouse location is leased through April 30, 2009, with an annual lease value of $76,194. This is a net lease in which we are responsible for utilities, taxes, and insurance on personal property and the landlord is responsible for taxes and insurance for any real property. The lease provides the option to renew requiring 45 days written notice.

Daphne, Alabama. This facility is located on approximately seven acres of land which comprises a manufacturing plant and an office building. The facility totals 68,000 square feet of floor space including 62,000 square feet for manufacturing and 6,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for fabrication, extrusion, assembly, welding, drilling, testing and transportation of our belt systems, including Exalon conveyor rollers and conveyor pulleys, are well-maintained, in good condition and in regular use. We own this facility.

Hillsville, Virginia. This facility is located on approximately 14.5 acres of land which comprises a manufacturing plant, warehouse and office building. The facility totals 59,700 square feet. This includes 47,100 square feet used for manufacturing, 8,760 for warehouse and 3,840 square feet used for offices. The manufacturing building at the facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for fabrication and manufacture of conveyor pulleys for our belt systems. We own this facility.

Bucyrus Canada Limited, a wholly owned surface mining subsidiary, owns a facility in Edmonton, Alberta, Canada.

We own or lease administrative and sales offices in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, India, Mexico, Peru, Russia, South Africa and the United States and have repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

All of our domestic assets, as defined, are pledged as collateral under our credit agreement.

We believe that our domestic and foreign properties, including the ongoing expansion, taken together with our ability to purchase goods and services from outside vendors and perform work at customer sites, are sufficient to meet our production needs.

ITEM 3.	LEGAL PROCEEDINGS

Product Liability

We are normally subject to numerous product liability claims, many of which relate to products no longer manufactured by us or our subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. Our products are operated by us and our customers’ employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. In addition, independent contractors may not be subject to state workers’ compensation regimes. We have insurance covering most of these claims and various limits of liability depending on the insurance policy year in question. We do not believe that the costs and/or final resolution of these claims and other similar adverse claims which are likely to arise in the future will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

Suits Alleging Exposure to Asbestos and Other Substances

At December 31, 2008, we have been named as a co-defendant in numerous personal injury liability cases alleging damages due to exposure to asbestos and other substances. The cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. We do not believe that costs and/or final resolution of these claims will individually or in the aggregate have a material adverse effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other

We are also involved in various other litigation in the United States and abroad arising in the normal course of business. We do not believe that our recovery or liability, if any, under any such pending litigation will have a material effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

Environmental problems have not interfered in any material respect with our manufacturing operations to date. We believe that our compliance with statutory requirements respecting environmental quality will not have a material adverse affect on our financial position, results of operations or cash flows, although no assurance to that effect can be given. We have an ongoing program to address potential environmental problems.

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

We have previously been named as a potentially responsible party under CERCLA and analogous state laws at sites throughout the United States. We believe we have determined our cleanup liabilities with respect to these sites and do not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given. We may incur additional liabilities with respect to these sites in the future, the costs of which could be material, and may incur remediation liability in the future with respect to sites formerly or currently owned or operated by us, or with respect to off-site disposal locations, the costs of which could be material.

Over the past three years, expenditures for ongoing compliance, remediation, monitoring and clean-up have been immaterial. While no assurance can be given, we believe that expenditures for compliance and remediation will not have a material adverse effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS

The following table sets forth the names and ages, as of February 24, 2009, of our executive and other corporate officers, as well as the positions and offices held by those persons.

Name	Age	Position
Timothy W. Sullivan	55	President, Chief Executive Officer and Director
William S. Tate	58	Executive Vice President, Global Markets and Strategic Support
Kenneth W. Krueger	52	Chief Operating Officer, Surface
Luis de Leon	43	Chief Operating Officer, Underground
Craig R. Mackus	56	Chief Financial Officer and Secretary
John F. Bosbous	56	Treasurer

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

Our common stock is traded on the NASDAQ Global Select Stock Market under the symbol “BUCY”. As of February 24, 2009, there were 27 stockholders of record. The following table sets forth the high and low sales prices and dividend payments for our stock for the periods indicated.

	Price		Dividends
	High	Low
2008
First Quarter	$57.00	$33.66	$.0250
Second Quarter	$79.50	$49.33	$.0250
Third Quarter	$75.99	$36.53	$.0250
Fourth Quarter	$44.50	$13.66	$.0250

2007
First Quarter	$29.22	$22.32	$.0250
Second Quarter	$36.60	$25.20	$.0250
Third Quarter	$39.89	$28.35	$.0250
Fourth Quarter	$52.18	$35.20	$.0250

2006
First Quarter	$24.70	$17.30	$.0192
Second Quarter	$30.36	$18.87	$.0250
Third Quarter	$26.71	$19.28	$.0250
Fourth Quarter	$26.06	$19.94	$.0250

We effected a two-for-one split of our common stock on May 27, 2008. Our common stock began trading on a split-adjusted basis on May 28, 2008. The above per share data has been adjusted to reflect this stock split.

We made no purchases of our common stock in the fourth quarter of 2008.

Information about our equity compensation plans at December 31, 2008 was as follows:

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders:
1998 Management Stock Option Plan	—	—	492,000
Omnibus Incentive Plan 2007	0(1)	$32.94	4,183,391(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	4,675,391

(1)	Represents the number of shares of our Common Stock issuable upon the exercise of 1,207,540 outstanding stock appreciation rights (“SARs”) calculated using the $18.52 closing price of our Common Stock on December 31, 2008.
(2)	SARs reduce the number of shares remaining available for future issuance on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference from our 2008 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from our 2008 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from our 2008 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference from our 2008 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP as required by Item 9A are incorporated herein by reference from our 2008 Annual Report to Stockholders.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from the ELECTION OF DIRECTORS, CORPORATE GOVERANCE - BOARD OF DIRECTORS, and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE sections of our Proxy Statement.

The information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and information regarding our Code of Ethics for the Principal Executive Officer and Senior Financial Officers is included in Part I of this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the BOARD OF DIRECTORS, COMPENSATION DISCUSSION AND ANALYSIS, COMPENSATION COMMITTEE REPORT and EXECUTIVE COMPENSATION sections of our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are incorporated herein by reference from this Annual Report on Form 10-K and our 2008 Annual Report to Stockholders:
			Form 10-K	Annual Report to Stockholders
	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006		X
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006		X
		Consolidated Balance Sheets as of December 31, 2008 and 2007		X
		Consolidated Statements of Common Stockholders’ Investment for the years ended December 31, 2008, 2007 and 2006		X
		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006		X
		Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006		X
		Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP		X
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP	X
		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2008, 2007 and 2006	X
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated March 2, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007); such consolidated financial statements and report are included in your 2008 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 2, 2009

Bucyrus International, Inc.

Schedule II—Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves (1)	Balance at End of Period
	(Dollars in thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2008	$8,146	$1,243	($976)	$8,413
Year ended December 31, 2007	$751	$1,879	$5,516	$8,146
Year ended December 31, 2006	$1,499	($61)	($687)	$751

(1)	Includes effect of changes in foreign currency exchange rates and balances acquired in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

By	/S/ TIMOTHY W. SULLIVAN	March 2, 2009
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

Signature and Title	Date

/S/ PAUL W. JONES Paul W. Jones, Director	March 2, 2009

/S/ GENE E. LITTLE Gene E. Little, Director	March 2, 2009

/S/ EDWARD G. NELSON Edward G. Nelson, Director	March 2, 2009

/S/ ROBERT K. ORTBERG Robert K. Ortberg, Director	March 2, 2009

/S/ ROBERT L. PURDUM Robert L. Purdum, Director	March 2, 2009

/S/ THEODORE C. ROGERS Theodore C. Rogers, Director and Chairman	March 2, 2009

/S/ ROBERT C. SCHARP Robert C. Scharp, Director	March 2, 2009

/S/ TIMOTHY W. SULLIVAN Timothy W. Sullivan, Director and Chief Executive Officer	March 2, 2009

/S/ CRAIG R. MACKUS Craig R. Mackus, Chief Financial Officer and Secretary (Principal Financial Officer)	March 2, 2009

/S/ MARK J. KNAPP	March 2, 2009
Mark J. Knapp, Corporate Controller (Principal Accounting Officer)

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2008 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
2.1	Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Bucyrus International, Inc., dated December 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

2.2	Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

2.3	Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2006).

2.4	Third Addendum, dated February 18, 2008, to Share Purchase Agreement, dated December 16, 2006 by and among RAG Coal International GmbH, DBT Holdings GmbH and Bucyrus International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 21, 2008).

3.1	Restated Certificate of Incorporation, dated April 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2008).

3.2	Amended and Restated Bylaws, as amended through April 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 30, 2008).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, and JPMorgan Chase Bank, N.A. or related entity as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

4.4	Second Amendment dated December 19, 2008 to Amended and Restated Credit Agreement, dated as of May 25, 2007.

10.1*	Bucyrus International, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

Exhibit No.	Description
10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan effective January 1, 2007 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed October 24, 2006).

10.5*	Bucyrus International, Inc. 1998 Management Stock Option Plan as adjusted to reflect the May 2008 stock split (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.6*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.9*	Omnibus Incentive Plan 2007, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007).

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2007).

10.16*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

Exhibit No.	Description
10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007).

10.20*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007).

10.24*	Employment offer letter, dated August 8, 2007, from the Company to Luis de Leon (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 14, 2007).

10.25*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.26*	Key Executive Employment and Severance Agreement, effective August 11, 2008 by and between the Company and Luis de Leon (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.27*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Kenneth W. Krueger (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.28*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and John F. Bosbous (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.29	Agreement to Purchase and Sell Industrial Property between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated October 25, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for year ended December 31, 2001).

10.30	Industrial Lease Agreement between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated January 4, 2002 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2008 Annual Report to Stockholders.

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.