Form 10-Q
period 2009-03-31
BUCYRUS INTERNATIONAL INC
filed 2009-05-11
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 6, 2009
Common Stock, $.01 par value	75,137,899

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands, except per share amounts)
Sales	$605,744	$516,981
Costs of products sold	435,559	375,396

Gross profit	170,185	141,585

Selling, general and administrative expenses	61,053	59,481
Research and development expenses	9,376	8,151
Amortization of intangible assets	5,164	6,421

Operating earnings	94,592	67,532

Interest income	(1,586)	(2,202)
Interest expense	6,864	8,116
Other expense	5,025	767

Earnings before income taxes	84,289	60,851
Income tax expense	27,388	19,770

Net earnings	$56,901	$41,081

Net earnings per share data
Basic:
Net earnings per share	$0.76	$0.55
Weighted average shares	74,451,449	74,340,258

Diluted:
Net earnings per share	$0.76	$0.55
Weighted average shares	74,956,271	75,205,158

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Net earnings	$56,901	$41,081

Other comprehensive (loss) income:
Currency translation adjustments	(14,765)	9,345
Change in pension and postretirement unrecognized costs, net of income tax (benefit) expense of ($45) and $335, respectively	(208)	659
Derivative fair value changes, net of income tax benefit of $1,432 and $4,568, respectively	(3,659)	(9,881)

Other comprehensive (loss) income	(18,632)	123

Comprehensive income	$38,269	$41,204

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,786	$102,396
Receivables – net	584,041	636,486
Inventories	673,523	616,710
Deferred income taxes	42,478	53,133
Prepaid expenses and other	32,843	26,045

Total Current Assets	1,397,671	1,434,770

OTHER ASSETS:
Goodwill	325,124	330,211
Intangible assets – net	218,319	230,451
Other assets	65,593	68,823

Total Other Assets	609,036	629,485

PROPERTY, PLANT AND EQUIPMENT:
Cost	608,380	609,647
Less accumulated depreciation	(127,219)	(121,251)

Total Property, Plant and Equipment	481,161	488,396

TOTAL ASSETS	$2,487,868	$2,552,651

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$218,387	$229,173
Accrued expenses	189,691	209,453
Liabilities to customers on uncompleted contracts and warranties	268,630	252,304
Income taxes	71,482	70,091
Current maturities of long-term debt and short-term obligations	14,619	69,291

Total Current Liabilities	762,809	830,312

LONG-TERM LIABILITIES:
Deferred income taxes	47,669	52,895
Pension, postretirement and other	193,614	218,181

Total Long-Term Liabilities	241,283	271,076

LONG-TERM DEBT, less current maturities	496,021	501,755

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 75,349,152 shares and 75,079,266 shares, respectively	751	751
Additional paid-in capital	680,076	678,226
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	423,369	368,340
Accumulated other comprehensive loss	(115,590)	(96,958)

Total Common Stockholders’ Investment	987,755	949,508

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,487,868	$2,552,651

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$43,771	$153,025

Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(15,011)	(21,180)
Proceeds from disposal of property, plant and equipment	168	2,328
Purchases of investments	(7,642)	(2,273)
Proceeds from sale of investments	2,465	—
Other	6	(503)

Net cash used in investing activities	(20,014)	(21,628)

Cash Flows Used In Financing Activities
Net repayments of revolving credit facilities	(55,157)	(15,130)
Repayments of term loan facility	(2,159)	(1,273)
Proceeds from other bank borrowings and long-term debt	1,524	—
Payments of other bank borrowings and long-term debt	(82)	(2,810)
Net proceeds from issuance of common stock	—	366
Payments under capital lease agreements	(128)	—
Tax (expense) benefit related to share-based payment awards	(197)	732
Dividends paid	(1,861)	(1,858)
Other	(194)	—

Net cash used in financing activities	(58,254)	(19,973)

Effect of exchange rate changes on cash	(3,113)	4,062

Net (decrease) increase in cash and cash equivalents	(37,610)	115,486

Cash and cash equivalents at beginning of period	102,396	61,112

Cash and cash equivalents at end of period	$64,786	$176,598

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,469	$10,581
Income taxes – net of refunds	7,839	9,076

Supplemental Disclosure of Non-cash Investing Activities

Capital expenditures included in accounts payable	$3,605	$—

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Operations

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

2. Basis of Presentation

In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial results for all periods presented. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates.

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

3. Derivative Financial Instruments

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires enhanced disclosures regarding an entity’s derivatives and hedging activities.

The Company enters into certain derivative financial instruments to mitigate foreign exchange rate risk of specific foreign currency denominated transactions and manage and preserve the economic value of cash flows in non-functional currencies. The Company also enters into certain derivative financial instruments to mitigate interest rate risk. The Company has designated substantially all of these contracts as either cash flow hedges or fair value hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company does not use derivative financial instruments for trading or other speculative purposes.

The contractual amounts of the Company’s outstanding foreign currency forward contracts at March 31, 2009, by currency, were as follows:

	Buy	Sell
	(Dollars in thousands)
United States dollar	$24,288	$14,211
Australian dollar	32,693	14,878
Brazilian real	—	4,155
British pounds sterling	15,344	1,105
Chilean peso	17,166	482
Czech koruna	113,628	—
Euro	434,913	2,763
South African rand	—	1,644

	$638,032	$39,238

Based upon March 31, 2009 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold. Ineffectiveness related to these hedge instruments that was reclassified to the statement of earnings was $3.6 million of losses for the quarter ended March 31, 2009, which includes $4.0 million of losses as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or within an additional two-month period of time thereafter. The maturity of these instruments generally does not exceed 24 months. The accumulated other comprehensive loss, net of tax, related to foreign currency forward contracts was $24.0 million at March 31, 2009. The Company estimates that $17.9 million will be reclassified into earnings over the next 12 months.

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $468.0 million ($375.0 million plus €70.0 million) of its term loan. All of the swaps in place at March 31, 2009 have been designated as cash flow hedges of LIBOR-based interest payments. In accordance with SFAS 133, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at March 31, 2009 were as follows (dollars in thousands):

Amount	Interest Rate (1)	Maturity Date
$150,000	4.8800%	May 4, 2010 (2)
$50,000	5.0940%	May 4, 2010
$50,000	2.1750%	January 30, 2012
$50,000	2.4000%	January 28, 2013
$50,000	2.5975%	January 28, 2014
$19,929	1.9600%	March 31, 2012
$13,286	2.2800%	March 31, 2013
$33,215	2.5180%	March 31, 2014
$19,929	2.4900%	March 31, 2014
$25,000	2.2100%	April 1, 2014
$6,643	2.4900%	April 1, 2014

(1)	Excludes applicable spread of 1.50% to 1.75%
(2)	This swap, together with a $150 million interest rate swap entered into in 2007, which was terminated in 2008, effectively fixes the interest rate at 4.88%.

The Company recognized $0.5 million of interest expense for the quarter ended March 31, 2009 related to the ineffective portion of its interest rate swaps. The accumulated other comprehensive loss related to interest rate swaps was $10.4 million, net of tax, at March 31, 2009. The Company estimates that $1.6 million, net of tax, will be reclassified into earnings over the next 12 months which will adjust the interest rate on $150 million of the term loan to 4.88%.

The fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the consolidated condensed balance sheet in which the gross amounts are included at March 31, 2009 were as follows:

	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension, Postretirement Benefits and Other
Interest rate swaps	$—	$—	$19,054	$—
Foreign currency forward contracts	2,496	246	17,117	7,346

Total designated	$2,496	$246	$36,171	$7,346

The gross derivative gains and losses included in the consolidated condensed statement of comprehensive income and the consolidated condensed statement of earnings related to cash flow hedges for the quarter ended March 31, 2009 were as follows:

	(Gain) / Loss Recognized in Other Comprehensive Income
	(Dollars in thousands)
Interest rate swaps	$5,314
Foreign currency forward contracts	(224)

Total	$5,090

	(Gain) / Loss Reclassified From Other Comprehensive Income to Earnings	Statement of Earnings Line Item
	(Dollars in thousands)
Interest rate swaps	$549	Interest expense
Foreign currency forward contracts	1,974	Cost of products sold
Foreign currency forward contracts	3,448	Other expense
Foreign currency forward contracts	(6,450)	Selling, general and administrative expenses

Total	$(479)

	(Gain) /Loss Recognized in Income Due to Ineffectiveness and Amounts Excluded From Effectiveness Testing	Statement of Earnings Line Item
	(Dollars in thousands)
Foreign currency forward contracts	$3,637	Selling, general and administrative expenses

The gross gains and losses from derivatives not designated as hedging instruments included in the consolidated condensed statement of earnings for the quarter ended March 31, 2009 were as follows:

	Amount	Statement of Earnings Line Item
	(Dollars in thousands)
Foreign currency forward contracts	$2,375	Selling, general and administrative expenses

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations, was $2.7 million as of March 31, 2009. At March 31, 2009, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized a gain of $4.1 million in other comprehensive income (loss) related to net investment hedges in the quarter ended March 31, 2009.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, oftentimes the Company has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

4. Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Currency translation adjustments	$(45,986)	$(31,221)
Pension and postretirement benefit unrecognized costs	(35,241)	(35,033)
Derivative fair value adjustment	(34,363)	(30,704)

Accumulated other comprehensive loss	$(115,590)	$(96,958)

5. Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Raw materials and parts	$96,863	$103,586
Work in process	242,678	242,224
Finished products (primarily replacement parts)	333,982	270,900

	$673,523	$616,710

6. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$112,761	$(17,942)	$115,580	$(15,972)
Customer relationships	109,316	(10,221)	115,400	(9,333)
Engineering drawings	25,500	(14,687)	25,500	(14,369)
Other	5,855	(4,699)	5,855	(4,646)

	$253,432	$(47,549)	$262,335	$(44,320)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the quarter ended March 31, 2009 were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)
Balance at January 1, 2009	$47,306	$282,905
Currency translation	—	(5,087)

Balance at March 31, 2009	$47,306	$277,818

The estimated future amortization expense of intangible assets as of March 31, 2009 was as follows (dollars in thousands):

2009 (remaining nine months)	$12,036
2010	16,049
2011	16,049
2012	16,049
2013	16,049
2014	16,049
Future	113,602

$205,883

7. Long-Term Debt and Financing Arrangements

The Company’s credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At December 31, 2008, the Company classified the entire revolving credit facility balance of $55.2 million as current maturities of long-term debt and short-term obligations because it intended to repay the outstanding balance early in 2009.

At March 31, 2009, the Company had no borrowings under its secured revolving credit facility or its unsecured German credit facility. The amount potentially available for borrowings under the secured revolving credit facility at March 31, 2009 was $274.1 million, after taking into account $83.4 million of issued letters of credit. The amount potentially available for borrowings under its unsecured German credit facility at March 31, 2009 was $46.2 million (€34.8 million), after taking into account $40.1 million (€30.2 million) of issued letters of credit. At March 31, 2009, the Company had borrowings under its term loan facility of $492.3 million ($394.0 million plus €73.9 million) at a weighted average annual interest rate of 2.61%, plus the applicable spread. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $468.0 million ($375.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 3.5%, plus the applicable spread. Two of these swaps totaling $31.6 million ($25.0 million plus €5.0 million) became effective on April 1, 2009.

8. Common Stockholders’ Investment

On April 30, 2008, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 75 million to 200 million. Also on April 30, 2008, the Company announced a two-for-one split of its common stock in the form of a 100% stock dividend. The stock dividend was paid on May 27, 2008 to stockholders of record on May 13, 2008 and the Company’s common stock began trading on a split-adjusted basis on May 28, 2008. All previously reported net earnings per share and number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect this stock split.

At March 31, 2009, the Company’s issued and outstanding shares consist only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

9. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares, stock appreciation rights (“SARs”) and stock options over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Statements of Earnings was $2.4 million and $1.8 million for the quarters ended March 31, 2009 and 2008, respectively.

In the first quarter of 2009, the Company issued 295,300 nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2012. Nonvested share activity during the quarter ended March 31, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	206,688	$31.59
Granted	295,300	$13.51
Vested	—	—

Outstanding at March 31, 2009	501,988	$20.95

At March 31, 2009, there was $7.0 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At March 31, 2009, the Company expected approximately 425,000 shares to vest and these shares had an aggregate intrinsic value of $6.4 million and a weighted-average remaining contractual term of 2.8 years.

In the first quarter of 2009, the Company also granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the quarter ended March 31, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	1,207,540	$14.20
Granted	1,198,350	$7.37
Exercised	—	—

Outstanding at March 31, 2009	2,405,890	$10.80

Vested and exercisable at March 31, 2009	407,565	$11.72

At March 31, 2009, there was $13.5 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.9 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	2.82%
Expected stock price volatility	58.0%
Expected life	6.5 years
Dividend yield	.70%

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

10. Pension Benefits

Pension expense consisted of the following:

	Pension Benefits
	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$1,299	$545
Interest cost	3,081	2,221
Expected return on assets	(1,675)	(800)
Amortization of:
Prior service cost	125	(25)
Actuarial loss	529	150

Net periodic benefit cost	$3,359	$2,091

11. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters ended March 31, 2009 and 2008 was as follows:

	Quarters Ended March 31,
	2009	2008
	(Dollar in thousands, except per share amounts)
Net earnings	$56,901	$41,081

Weighted average shares outstanding	74,451,449	74,340,258

Basic net earnings per share	$0.76	$0.55

Weighted average shares outstanding	74,451,449	74,340,258
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	504,822	864,900

Weighted average shares outstanding – diluted (1)	74,956,271	75,205,158

Diluted net earnings per share	$0.76	$0.55

(1)	Grants of nonvested shares and stock appreciation rights representing approximately an additional 1,260,000 shares were outstanding for the quarter ended March 31, 2009 but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

Effective January 1, 2009, the Company implemented Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s awards do not have nonforfeitable rights to dividends or dividend equivalents; therefore, the adoption of FSP EITF 03-6-1 did not have any impact on the Company’s financial position or results of operations.

12. Segment Information

The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, and allocating resources, as well as based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained.

The accounting policies of the Company’s segments are the same as those described in Note A to the Company’s 2008 consolidated financial statements. The operating earnings for each segment do not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment.

Segment information for the quarters ended March 31, 2009 and 2008 was as follows:

	Quarter Ended March 31, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$311,003	$65,032	$5,669	$8,591	$1,082,901
Underground mining	294,741	37,347	8,930	2,610	1,404,967

Total operations	605,744	102,379	14,599	11,201	2,487,868
Corporate	—	(7,787)	—	—	—

Consolidated total	$605,744	94,592	14,599	$11,201	$2,487,868

Interest income		(1,586)	—
Interest expense		6,864	—
Other expense		5,025	1,021

Earnings before income taxes		$84,289	$15,620

	Quarter Ended March 31, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$284,058	$54,344	$4,592	$15,589	$885,597
Underground mining	232,923	19,249	10,814	5,596	1,382,268

Total operations	516,981	73,593	15,406	21,185	2,267,865
Corporate	—	(6,061)	—	—	—

Consolidated total	$516,981	67,532	15,406	$21,185	$2,267,865

Interest income		(2,202)	—
Interest expense		8,116	—
Other expense		767	767

Earnings before income taxes		$60,851	$16,173

13. Contingencies

Environmental, product warranty and liability and legal matters as of March 31, 2009 were as follows:

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

Environmental problems have not interfered in any material respect with the Company’s manufacturing operations to date. The Company believes that its compliance with statutory requirements respecting environmental quality will not materially affect its capital expenditures, earnings or competitive position. The Company has an ongoing program to address potential environmental problems.

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

The Company has previously been named as a potentially responsible party under CERCLA and analogous state laws at other sites throughout the United States. The Company believes it has determined its remediation liabilities with respect to the sites discussed above and does not believe that any such remaining liabilities, if any, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given. The Company may incur additional liabilities with respect to these sites in the future, the costs of which could be material, and may incur remediation liability in the future with respect to sites formerly or currently owned or operated by the Company or with respect to off-site disposal locations, the costs of which could be material.

Over the past three years, expenditures for ongoing compliance, remediation, monitoring and cleanup have been immaterial. The Company believes that expenditures for compliance and remediation will not have a material adverse effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the quarters ended March 31, 2009 and 2008 were as follows:

	2009	2008
	(Dollars in thousands)
Balance at January 1	$53,586	$70,909
Provision	3,201	1,704
Charges	(3,322)	(3,987)
Currency translation	(1,757)	4,152

Balance at March 31	$51,708	$72,778

Product Liability

The Company is subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. The Company’s products are operated by its employees and its customers’ employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. The Company has insurance covering most of these claims and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a claim becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company believes that the final resolution of these claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Asbestos Liability

The Company has been named as a co-defendant in numerous personal injury liability cases alleging damages due to exposure to asbestos and other substances. The Company has insurance covering most of these cases and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a case becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company does not believe that these costs will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

The Company is involved in various other litigation arising in the normal course of business. The Company does not believe that its recovery or liability, if any, under any such pending litigation will have a material effect on the its financial position, results of operations or cash flows, although no assurance to that effect can be given.

14. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 classifies the inputs used to measure the fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or Inputs other than quoted prices that are observable for the assets or liabilities

Level 3	Unobservable inputs for the assets or liabilities

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value at March 31, 2009 were as follows (dollars in thousands):

Assets:
Foreign currency exchange contracts (1)	$2,742

Total assets at fair value	$2,742

Liabilities:
Foreign currency exchange contracts (1)	$24,463
Interest rate swaps (2)	19,054

Total liabilities at fair value	$43,517

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

15. Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which provides revised guidance on how acquirers recognize and measure the consideration transferred, assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired at their fair values as of that date. SFAS 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company is accounting for business combinations in accordance with SFAS 141(R). Its adoption did not have a material effect on the Company’s financial position or results of operations for the quarter ended March 31, 2009.

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

•	changes in global financial markets and global economic conditions;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our ability to attract and retain skilled labor;

•	our production capacity;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of the mining industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our ability to protect intellectual property; and

•	the availability of operating cash to service our indebtedness

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In our surface mining segment, overall quoting activity for our original equipment in the first quarter of 2009 decreased compared to the fourth quarter of 2008. The decrease was primarily in electric mining shovels and blasthole drills. Quoting activity for draglines remained consistent with fourth quarter 2008 levels. We currently expect the reduced level of demand for our original equipment to continue for the reminder of 2009. New orders for our surface mining aftermarket parts and service increased for the first quarter of 2009 compared to the fourth quarter of 2008. Our quoting activity in the first quarter of 2009 remained consistent with the fourth quarter of 2008.

In our underground mining segment, quoting activity for our original equipment declined from the fourth quarter of 2008, which we believe was primarily caused by low spot coal prices causing our customers to delay original equipment orders and extend the life of existing machines. Our underground mining segment quoting activity for aftermarket parts and service in the first quarter of 2009 remained consistent with fourth quarter 2008 levels.

Backlog and New Orders

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected 2009 sales and cash flows. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our surface mining backlog is related to multi-year maintenance and repair contracts that will generate revenue in future years. Our backlog at March 31, 2009 and December 31, 2008, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	March 31, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,298,387	$1,367,242	(5.0)%
Next 12 months	$782,746	$906,884	(13.7)%
Underground Mining:
Total	$1,043,305	$1,135,212	(8.1)%
Next 12 months	$876,671	$806,074	8.8%
Total:
Total	$2,341,692	$2,502,454	(6.4)%
Next 12 months	$1,659,417	$1,712,958	(3.1)%

New orders were as follows:

	Quarters Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Surface Mining:

Original equipment	$95,557	$260,790	(63.4)%

Aftermarket parts and service	146,591	354,709	(58.7)%

	242,148	615,499	(60.7)%

Underground Mining:

Original equipment	98,017	353,108	(72.2)%

Aftermarket parts and service	104,817	124,384	(15.7)%

	202,834	477,492	(57.5)%

Total:

Original equipment	193,574	613,898	(68.5)%

Aftermarket parts and service	251,408	479,093	(47.5)%

	$444,982	$1,092,991	(59.3)%

The decrease in surface mining original equipment new orders in the first quarter of 2009 was primarily due to fewer electric mining shovel orders in the quarter, which we believe resulted primarily from reduced demand for commodities mined by our equipment as a result of the global economic recession. Included in surface mining aftermarket parts and service new orders for the first quarter of 2009 was $5.8 million related to multi-year maintenance and repair contracts that will generate revenue in future years, compared to $209.8 million in the first quarter of 2008, which included one exceptionally large order. These contracts vary in size and are not typically received on a regular basis. Underground original equipment new orders for the first quarter of 2008 included an order in the Czech Republic for five longwall systems. Approximately $16.0 million of new orders in our underground mining backlog at December 31, 2008 were cancelled during the first quarter of 2009. New orders for the first quarter of 2009 were negatively impacted by approximately $25.0 million due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the first quarter of 2008.

Results of Operations

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

	Quarters Ended March 31,
	2009		2008
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$605,744	—	$516,981	—
Gross profit	$170,185	28.1%	$141,585	27.4%
Selling, general and administrative expenses	$61,053	10.1%	$59,481	11.5%
Operating earnings	$94,592	15.6%	$67,532	13.1%
Net earnings	$56,901	9.4%	$41,081	7.9%

Sales

Sales consisted of the following:

	Quarters Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Surface Mining:
Original equipment	$146,976	$143,008	2.8%
Aftermarket parts and service	164,027	141,050	16.3%

	311,003	284,058	9.5%

Underground Mining:
Original equipment	181,068	141,116	28.3%
Aftermarket parts and service	113,673	91,807	23.8%

	294,741	232,923	26.5%

Total:
Original equipment	328,044	284,124	15.5%
Aftermarket parts and service	277,700	232,857	19.3%

	$605,744	$516,981	17.2%

The increase in surface mining original equipment sales for the first quarter of 2009 compared to the first quarter of 2008 was primarily in electric mining shovels, offset by a decrease in sales from draglines. The increase in electric mining shovel sales was primarily due to our increased capacity as a result of the expansion of our manufacturing facility in South Milwaukee, Wisconsin. The increase in surface mining aftermarket parts and service sales was primarily in the Chilean and Australian markets. Moderate increases in sales to customers in Brazil and China offset a decline in Canada. First quarter 2009 surface mining sales were negatively impacted by $16.8 million due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the first quarter of 2008.

The increase in underground mining original equipment sales for the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of strong longwall system sales related to a large order in the Czech Republic received in early 2008. The increase in underground mining aftermarket parts and service sales was primarily in the United States. First quarter 2009 underground mining sales were negatively impacted by $20.6 million due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the first quarter of 2008.

Gross Profit

Gross profit for the first quarter of 2009 was $170.2 million, or 28.1% of sales, compared to $141.6 million, or 27.4% of sales, for the first quarter of 2008. Gross profit was affected by purchase accounting adjustments as a result of the acquisition of DBT GmbH (“DBT”) in 2007 as follows:

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
(Increase) decrease due to purchase accounting adjustments	$(485)	$8,747

Gross margin increase (reduction)	0.1%	(1.7)%

The increase in gross profit was primarily due to increased surface and underground mining sales. Excluding the effect of purchase accounting adjustments, gross profit was 28.0% of sales for the first quarter of 2009 compared to 27.4% of sales for the first quarter of 2008, with the decrease due primarily to the mix of original equipment orders in our underground mining segment. The warranty reserve balance at March 31, 2009 has declined from March 31, 2008 primarily due to the improved reliability of our equipment which results in a lower reserve requirement, primarily in the underground mining segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2009 were $61.1 million, or 10.1% of sales, compared to $59.5 million, or 11.5% of sales, for the first quarter of 2008.

Research and Development Expenses

Research and development expenses for the first quarter of 2009 were $9.4 million, or 1.5% of sales, compared to $8.2 million, or 1.6% of sales, for the first quarter of 2008. The increase was primarily due to further development of our surface mining original equipment products.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $4.9 million for the first quarter of 2009, compared to $5.8 million for the first quarter of 2008. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.5 million to $4.0 million per quarter through April 2019.

Operating Earnings

Operating earnings were as follows:

	Quarters Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
Surface mining	$65,032	$54,344	19.7%
Underground mining	37,347	19,249	94.0%

Total operations	102,379	73,593	39.1%

Corporate	(7,787)	(6,061)	(28.5)%

Consolidated total	$94,592	$67,532	40.1%

The increase in operating earnings for the first quarter of 2009 was primarily due to increased gross profit as a result of higher sales in both of our segments. Operating earnings for our underground mining segment were reduced by purchase accounting adjustments related to the acquisition of DBT of $4.1 million for the first quarter of 2009, compared to $14.3 million for the first quarter of 2008. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.5 million to $4.0 million per quarter through April 2019.

Interest Expense

Interest expense was $6.9 million for the first quarter of 2009 compared to $8.1 million for the first quarter of 2008. The decrease in interest expense in 2009 was primarily due to lower interest rates on our term loan debt.

Net Earnings

Net earnings for the first quarter of 2009 were $56.9 million, or $0.76 per share on a fully diluted basis, compared to $41.1 million, or $0.55 per share on a fully diluted basis, for the first quarter of 2008. Net earnings were reduced (increased) in 2009 by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$—	$8,859

Amortization of intangible assets	4,715	5,796

Depreciation of fixed assets	(655)	(355)

Operating earnings	4,060	14,300

Income tax benefit	1,333	4,782

Total	$2,727	$9,518

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarters ended March 31, 2009 and 2008, in each case compared to the same period in the prior year:

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
(Decrease) increase in sales	$(37,346)	$6,025
(Decrease) increase in gross profit	$(10,876)	$885
(Decrease) increase in operating earnings	$(5,744)	$312

EBITDA

EBITDA was as follows:

	Quarters Ended March 31,		% Change
	2009	2008
	(Dollars in thousands)
EBITDA	$105,187	$82,938	26.8%

EBITDA as a percent of sales	17.4%	16.0%

EBITDA is defined as net earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA includes the impact of non-cash stock compensation expense, severance expenses, loss on disposal of fixed assets and the inventory fair value purchase accounting adjustment charged to cost of products sold. EBITDA is a measurement not recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be viewed as an alternative to GAAP measures of performance. EBITDA is presented because (i) we use EBITDA to measure our liquidity and financial performance and (ii) we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The following table reconciles net earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to net cash provided by operating activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Net earnings	$56,901	$41,081
Interest income	(1,586)	(2,202)
Interest expense	6,864	8,116
Income tax expense	27,388	19,770
Depreciation	9,435	8,670
Amortization (1)	6,185	7,503

EBITDA (2)	105,187	82,938

Changes in assets and liabilities	(31,137)	93,389
Non-cash stock compensation expense	2,384	1,822
Loss on disposal of fixed assets	3	560
Interest income	1,586	2,202
Interest expense	(6,864)	(8,116)
Income tax expense	(27,388)	(19,770)

Net cash provided by operating activities	$43,771	$153,025

Net cash used in investing activities	$(20,014)	$(21,628)

Net cash used in financing activities	$(58,254)	$(19,973)

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on disposals of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarters Ended March 31,
	2009	2008
	(Dollars in thousands)
Non-cash stock compensation expense	$2,384	$1,822
Severance expense	296	280
Loss on disposal of fixed assets	3	560
Inventory fair value adjustment charged to cost of products sold	—	8,859

	$2,683	$11,521

Liquidity and Capital Resources

Description of Credit Facilities

Our credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At December 31, 2008, we classified the entire revolving credit facility balance of $55.2 million as current maturities of long-term debt and short-term obligations because we intended to repay the outstanding balance early in 2009.

Borrowings under our secured revolving credit facility bear interest, payable no less frequently than quarterly, at (1) LIBOR plus between 1.25% and 1.75% (based on our total leverage ratio) for U.S. dollar denominated LIBOR loans, (2) a base rate determined by reference to the greater of the U.S. prime lending rate and the federal funds rate plus between 0.25% and 0.75% (based on our total leverage ratio) for U.S. dollar denominated base rate loans and (3) EURIBOR plus between 1.25% and 1.75% (based on our total leverage ratio) for Euro denominated loans. The interest rates under our secured revolving credit facility are subject to change based on the total leverage ratio. The unsecured German revolving credit facility bears interest, payable no less frequently than quarterly, at EURIBOR plus 1.75%. Under each revolving credit facility, we have agreed to pay a commitment fee based on the unused portion of such facilities, payable quarterly, at rates ranging from 0.25% to 0.50% depending on the total leverage ratio, and when applicable, customary letter of credit fees. Borrowings under our term loan facility bear interest, payable no less frequently than quarterly, at (a) LIBOR plus 1.50% for U.S. dollar denominated LIBOR loans, (2) the base rate plus 0.50% for U.S. dollar denominated base rate loans and (3) EURIBOR plus 1.75% for Euro denominated loans.

At March 31, 2009, we had no borrowings under our secured revolving credit facility or our unsecured German credit facility. The amount potentially available for borrowings under our secured revolving credit facility at March 31, 2009 was $274.1 million, after taking into account $83.4 million of issued letters of credit. The amount potentially available for borrowings under our unsecured German credit facility at March 31, 2009 was $46.2 million (€34.8 million), after taking into account $40.1 million (€30.2 million) of issued letters of credit. At March 31, 2009, we had borrowings under our term loan facility of $492.3 million ($394.0 million plus €73.9 million) at a weighted average annual interest rate of 2.61%, plus the applicable spread. To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into interest rate swap agreements that effectively fix the interest payments on $468.0 million ($375.0 million plus €70.0 million) of outstanding borrowings under our term loan facility at a weighted average interest rate of 3.5%, plus the applicable spread. Two of these swaps totaling $31.6 million ($25.0 million plus €5.0 million) became effective on April 1, 2009.

Our credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 3.50 to 1.00. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). At March 31, 2009, we were in compliance with all covenants and other requirements in our credit facilities.

Cash Requirements

Our cash balance decreased to $64.8 million at March 31, 2009 from $102.4 million at December 31, 2008. The decrease was primarily the result of repaying $55.2 million of our revolving credit facility and contributing an additional $13.2 million to one of our pension plans.

Our customers generally are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material adverse effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facilities. If additional borrowings are necessary during the remainder of 2009, we believe we have sufficient capacity under our existing revolving credit facilities.

Inventory increased to $673.5 million at March 31, 2009 from $616.7 million at December 31, 2008. The increase was primarily due to the build up of work-in-process on orders and potential orders in our underground mining segment that have been delayed per our customers’ requests. These orders are expected to ship later this year. Consolidated inventory turns remain at 3.1.

Capital expenditures for the first quarter of 2009 were $11.2 million compared to $21.2 million for the first quarter of 2008. Included in capital expenditures for the first quarter of 2009 and 2008 were $4.1 million and $7.5 million, respectively, related to our surface mining expansion program and additional renovations of our South Milwaukee, Wisconsin facilities. We expect our capital expenditures in 2009 to be between $60.0 million and $70.0 million, which includes approximately $2.5 million to complete the expansion of our facility in Wyoming, approximately $8.0 million for the completion of phase three of our South Milwaukee, Wisconsin expansion and approximately $3.5 million for the additional renovations at our South Milwaukee, Wisconsin facility. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected capital expenditures during 2009.

At March 31, 2009, there were approximately $179.7 million of standby letters of credit outstanding under all of our bank facilities.

At March 31, 2009, we had contractual obligations of approximately $6.7 million with respect to our surface mining expansion and renovation programs. At March 31, 2009, there have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2008.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest, dividends and income taxes of approximately $24 million, $6 million and $105 million, respectively, during the remainder of 2009.

During the remainder of 2009, we anticipate continued positive cash flows from operations and expect our cash balances to increase throughout the remainder of the year. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our cash requirements for the remainder of 2009. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At March 31, 2009, we had $584.0 million of accounts receivable compared to $636.5 million of accounts receivable at December 31, 2008. Receivables at March 31, 2009 and December 31, 2008 included $253.1 million and $209.7 million, respectively, of revenues from long-term contracts which were not billable at these dates. Billed receivables decreased at March 31, 2009 due to large customer collections during the quarter. Customer requested delays of sold orders, poor conditions in global financial markets or global or regional recessionary economic conditions could cause us difficulty in collecting outstanding accounts receivable.

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

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of our 2008 Annual Report to Stockholders. There have been no material changes to these policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $468.0 million ($375.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of March 31, 2009. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of March 31, 2009 would have the effect of changing our interest expense on an annual basis by approximately $0.1 million.

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

Based on our derivative instruments outstanding at March 31, 2009, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three quarters ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Date: May 11, 2009	Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Date: May 11, 2009	Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date: May 11, 2009	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Bucyrus International, Inc. Non-Employee Director Compensation effective April 1, 2009.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.