Form 10-Q
period 2009-06-30
BUCYRUS INTERNATIONAL INC
filed 2009-08-10
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2009
Common Stock, $.01 par value	75,132,291

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)
Sales	$724,436	$621,008	$1,330,180	$1,137,989
Costs of products sold	519,174	446,912	954,733	822,308

Gross profit	205,262	174,096	375,447	315,681

Selling, general and administrative expenses	63,015	59,383	124,068	118,864
Research and development expenses	9,200	10,359	18,576	18,510
Amortization of intangible assets	4,441	4,610	9,605	11,031

Operating earnings	128,606	99,744	223,198	167,276

Interest income	(844)	(1,929)	(2,430)	(4,130)
Interest expense	6,662	8,512	13,526	16,627
Other expense	618	769	5,643	1,536

Earnings before income taxes	122,170	92,392	206,459	153,243
Income tax expense	39,890	30,075	67,278	49,845

Net earnings	$82,280	$62,317	$139,181	$103,398

Net earnings per share:
Basic:
Net earnings per share	$1.11	$0.84	$1.87	$1.39
Weighted average shares	74,453,660	74,342,810	74,452,561	74,333,624

Diluted:
Net earnings per share	$1.08	$0.83	$1.84	$1.37
Weighted average shares	76,012,075	75,272,435	75,487,089	75,238,982

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net earnings	$82,280	$62,317	$139,181	$103,398

Other comprehensive income (loss):
Currency translation adjustments	49,321	(9,123)	34,556	222
Change in pension and postretirement unrecognized costs, net of income tax expense (benefit) of $524, ($1,392), $479 and ($1,057), respectively	1,001	(3,013)	793	(2,354)
Derivative fair value changes, net of income tax expense (benefit) of $10,911, $1,401, $9,479 and ($3,167), respectively	21,442	1,175	17,783	(8,706)

Other comprehensive income (loss)	71,764	(10,961)	53,132	(10,838)

Comprehensive income	$154,044	$51,356	$192,313	$92,560

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$104,611	$102,396
Receivables – net	669,999	636,486
Inventories	689,686	616,710
Deferred income taxes	40,162	53,133
Prepaid expenses and other	29,265	26,045

Total Current Assets	1,533,723	1,434,770

OTHER ASSETS:
Goodwill	335,055	330,211
Intangible assets – net	224,232	230,451
Other assets	64,690	68,823

Total Other Assets	623,977	629,485

PROPERTY, PLANT AND EQUIPMENT:
Cost	644,687	609,647
Less accumulated depreciation	(144,617)	(121,251)

Total Property, Plant and Equipment	500,070	488,396

TOTAL ASSETS	$2,657,770	$2,552,651

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$204,265	$229,173
Accrued expenses	188,407	209,453
Liabilities to customers on uncompleted contracts and warranties	189,158	252,304
Income taxes	81,927	70,091
Current maturities of long-term debt and short-term obligations	95,659	69,291

Total Current Liabilities	759,416	830,312

LONG-TERM LIABILITIES:
Deferred income taxes	52,079	52,895
Pension, postretirement and other	202,657	218,181

Total Long-Term Liabilities	254,736	271,076

LONG-TERM DEBT, less current maturities	500,865	501,755

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 75,346,497 shares and 75,079,266 shares, respectively	751	751
Additional paid-in capital	682,908	678,226
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	503,771	368,340
Accumulated other comprehensive loss	(43,826)	(96,958)

Total Common Stockholders’ Investment	1,142,753	949,508

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,657,770	$2,552,651

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$6,217	$146,740

Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(31,277)	(44,326)
Proceeds from disposal of property, plant and equipment	266	2,620
Purchases of investments	(8,721)	(4,189)
Proceeds from sale of investments	6,184	423
Other	(715)	96

Net cash used in investing activities	(34,263)	(45,376)

Cash Flows Provided By (Used In) Financing Activities
Net borrowings from (repayments of) revolving credit facilities	27,868	(15,130)
Repayments of term loan facility	(3,608)	(2,569)
Proceeds from long-term debt and other bank borrowings	1,919	—
Repayments of long term debt and other bank borrowings	(165)	(3,353)
Net proceeds from issuance of common stock	—	1,556
Payments under capital lease agreements	(325)	—
Tax expense related to share-based payment awards	(197)	—
Dividends paid	(3,722)	(3,717)
Other	(194)	—

Net cash provided by (used in) financing activities	21,576	(23,213)

Effect of exchange rate changes on cash	8,685	1,220

Net increase in cash and cash equivalents	2,215	79,371

Cash and cash equivalents at beginning of period	102,396	61,112

Cash and cash equivalents at end of period	$104,611	$140,483

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$17,897	$15,909
Income taxes – net of refunds	$39,119	$38,283

Supplemental Disclosure of Non-cash Investing Activities

Capital expenditures included in accounts payable	$476	$—

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Operations

Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of high productivity mining equipment for surface and underground mining. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations but tend to be smaller in size than the Company’s surface mining customers. The Company has more customers overall in its underground mining segment than in its surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, Germany, India, Mexico, Peru, Russia, South Africa and the United States.

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

The contractual amounts of the Company’s outstanding foreign currency forward contracts at June 30, 2009, by currency, were as follows:

	Buy	Sell
	(Dollars in thousands)
United States dollar	$18,342	$32,811
Australian dollar	11,886	3,073
Brazilian real	2,551	2,551
British pounds sterling	16,287	810
Chilean peso	—	1,699
Czech koruna	3,230	—
Euro	231,496	302
Peruvian sol	—	6,693
Polish zloty	—	1,701
Russian ruble	—	2,374
South African rand	—	1,644

	$283,792	$53,658

Based upon June 30, 2009 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold. Ineffectiveness related to these hedge instruments that was recorded in the consolidated condensed statements of earnings consisted of income of $0.8 million and losses of $3.4 million for the quarter and six months ended June 30, 2009, respectively. The maturity of these instruments generally does not exceed 24 months. The consolidated condensed statements of earnings also includes $0.2 million of gains and $3.8 million of losses for the quarter and six months ended June 30, 2009, respectively, as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or within an additional two-month period of time thereafter. The accumulated other comprehensive loss, net of tax, related to foreign currency forward contracts was $10.0 million at June 30, 2009. The Company estimates that $4.1 million of this loss will be reclassified into earnings over the next 12 months.

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $474.0 million ($375.0 million plus €70.0 million) of its term loan. All of the swaps in place at June 30, 2009 have been designated as cash flow hedges of LIBOR-based interest payments. In accordance with SFAS 133, the effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at June 30, 2009 were as follows:

Amount	Interest Rate (1)	Maturity Date
(Dollars in thousands)
$150,000	4.8800%	May 4, 2010 (2) (3)
$50,000	5.0940%	May 4, 2010 (3)
$50,000	2.1750%	January 30, 2012
$50,000	2.4000%	January 28, 2013
$50,000	2.5975%	January 28, 2014
$21,204	1.9600%	March 31, 2012
$14,136	2.2800%	March 31, 2013
$35,340	2.5180%	March 31, 2014
$21,204	2.4900%	March 31, 2014
$25,000	2.2100%	April 1, 2014
$7,068	2.4900%	April 1, 2014

(1)	Excludes applicable spread of 1.50% to 1.75%.
(2)	This swap, together with a $150 million interest rate swap entered into in 2007, which was terminated in 2008, effectively fixes the interest rate at 4.88%.
(3)	The Company has purchased, effective May 4, 2010, $200 million of interest rate swaps to extend the maturity to May 4, 2014 at the interest rate of 2.99%.

The Company recognized interest expense of $0.7 million and $1.2 million for the quarter and six months ended June 30, 2009, respectively, related to the ineffective portion of its interest rate swaps. The accumulated other comprehensive loss related to interest rate swaps was $2.9 million, net of tax, at June 30, 2009. The Company estimates that $1.3 million of this loss, net of tax, will be reclassified into earnings over the next 12 months which will adjust the interest rate on $150 million of the term loan to 4.88%.

The fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the consolidated condensed balance sheet in which the gross amounts are included at June 30, 2009 were as follows:

	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension, Postretirement Benefits and Other
	(Dollars in thousands)
Interest rate swaps	$—	$2,875	$9,994	$749
Foreign currency forward contracts	5,673	435	9,718	3,010

Total designated	$5,673	$3,310	$19,712	$3,759

The gross derivative gains and losses included in the consolidated condensed statements of comprehensive income and the consolidated condensed statements of earnings related to cash flow hedges for the quarter and six months ended June 30, 2009 were as follows:

	Gain / (Loss) Recognized in Other Comprehensive Income
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Interest rate swaps	$15,008	$9,694
Foreign currency forward contracts	17,344	17,568

Total	$32,352	$27,262

	Gain / (Loss) Reclassified From Other Comprehensive Income		Statement of Earnings Line Item
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Interest rate swaps	$(685)	$(1,234)	Interest expense
Foreign currency forward contracts	(4,044)	(6,018)	Cost of products sold
Foreign currency forward contracts	(7,173)	(723)	Selling, general and administrative expenses
Foreign currency forward contracts	—	(3,448)	Other expense

Total	$(11,902)	$(11,423)

	Gain / (Loss) Recognized in Income Due to Ineffectiveness and Amounts Excluded From Effectiveness Testing		Statement of Earnings Line Item
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Foreign currency forward contracts	$(3,015)	$(3,015)	Cost of products sold
Foreign currency forward contracts	3,637	—	Selling, general and administrative expenses
Foreign currency forward contracts	177	(396)	Other expense

Total	$799	$(3,411)

The gross gains and losses from derivatives not designated as hedging instruments included in the consolidated condensed statements of earnings for the quarter and six months ended June 30, 2009 were as follows:

	Gain / (Loss)		Statement of Earnings Line Item
	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in thousands)
Foreign currency forward contracts	$1,221	$(1,154)	Selling, general and administrative expenses

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations, was $9.0 million at June 30, 2009. At June 30, 2009, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized losses of $6.1 million and $2.0 million in other comprehensive income (loss) related to net investment hedges in the quarter and six months ended June 30, 2009, respectively.

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

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Currency translation adjustments	$3,335	$(31,221)
Pension and postretirement benefit unrecognized costs	(34,240)	(35,033)
Derivative fair value adjustment	(12,921)	(30,704)

Accumulated other comprehensive loss	$(43,826)	$(96,958)

5. Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Raw materials and parts	$97,099	$103,586
Work in process	236,568	242,224
Finished products (primarily replacement parts)	356,019	270,900

	$689,686	$616,710

6. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$118,588	$(21,346)	$115,580	$(15,972)
Customer relationships	115,145	(12,219)	115,400	(9,333)
Engineering drawings	25,500	(15,006)	25,500	(14,369)
Other	5,855	(4,721)	5,855	(4,646)

	$265,088	$(53,292)	$262,335	$(44,320)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)
Balance at January 1, 2009	$47,306	$282,905
Currency translation	—	4,844

Balance at June 30, 2009	$47,306	$287,749

The estimated future amortization expense of intangible assets as of June 30, 2009 was as follows (dollars in thousands):

2009 (remaining six months)	$8,969
2010	17,938
2011	17,938
2012	17,938
2013	17,938
2014	17,938
Future	113,137

$211,796

7. Long-Term Debt and Financing Arrangements

The Company’s credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At June 30, 2009 and December 31, 2008, the Company classified the entire secured revolving credit facility balance of $83.0 million and $55.2 million, respectively, as current maturities of long-term debt and short-term obligations because it intended to repay the outstanding balance within 12 months.

At June 30, 2009, the Company had $83.0 million outstanding under its secured revolving credit facility at a weighted average interest rate of 2.6%. The amount potentially available for borrowing under the secured revolving credit facility at June 30, 2009 was $201.7 million, after taking into account $72.8 million of issued letters of credit. The Company had no borrowing under its unsecured German credit facility at June 30, 2009. The amount potentially available for borrowing under the unsecured German credit facility at June 30, 2009 was $57.8 million (€41.2 million), after taking into account $33.4 million (€23.8 million) of issued letters of credit. At June 30, 2009, the Company had borrowings of $497.2 million ($393.0 million plus €73.7 million) under its term loan facility. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $474.0 million ($375.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 3.4%, plus the applicable spread. The remaining $23.2 million of outstanding term loan borrowings at June 30, 2009 were at a weighted average interest rate of 2.5%, plus the applicable spread.

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

At June 30, 2009, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

9. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares, stock appreciation rights (“SARs”) and stock options over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $2.6 million and $5.0 million for the quarter and six months ended June 30, 2009, respectively, and $2.2 million and $4.0 million for the quarter and six months ended June 30, 2008, respectively.

During the first six months of 2009, the Company granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2012. Nonvested share activity during the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	206,688	$31.59
Granted	296,150	$13.53
Forfeited	(5,000)	$24.50
Vested	—	—

Nonvested at June 30, 2009	497,838	$20.92

Compensation expense related to nonvested shares was $1.0 million and $1.8 million for the quarter and six months ended June 30, 2009, respectively, and $0.8 million and $1.6 million for the quarter and six months ended June 30, 2008, respectively. At June 30, 2009, there was $6.0 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At June 30, 2009, the Company expected approximately 425,000 shares to vest and these shares had an aggregate intrinsic value of $12.1 million and a weighted-average remaining contractual term of 2.5 years.

Premium nonvested shares granted pursuant to the Omnibus Plan partially vest if specific performance levels are attained by the Company. Any premium nonvested shares credited to employees will fully cliff vest on December 31, 2009, provided the employee remains employed by the Company until such date. Premium nonvested share activity during the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	178,498	$21.72
Granted	—	—
Forfeited	(3,600)	$28.50
Vested	—	—

Nonvested at June 30, 2009	174,898	$21.47

Compensation expense related to premium nonvested shares was $0.1 million and $0.3 million for the quarter and six months ended June 30, 2009, respectively, and $0.2 million and $0.3 million for the quarter and six months ended June 30, 2008, respectively. At June 30, 2009, there was $0.3 million of unrecognized compensation expense related to premium nonvested share grants. This cost is expected to be recognized in 2009. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At June 30, 2009, the Company expected 174,898 shares to vest and these shares had an aggregate intrinsic value of $5.0 million and a weighted-average remaining contractual term of six months.

During the first six months of 2009, the Company granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2009	1,207,540	$14.20
Granted	1,201,900	$7.39
Forfeited	(19,700)	$12.08
Exercised	—	—

Outstanding at June 30, 2009	2,389,740	$10.79

Vested and exercisable at June 30, 2009	407,565	$11.72

Compensation expense related to SARs was $1.5 million and $2.9 million for the quarter and six months ended June 30, 2009, respectively, and $1.2 million and $2.1 million for the quarter and six months ended June 30, 2008, respectively. At June 30, 2009, there was $12.0 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

Risk-free interest rate	2.82%
Expected stock price volatility	58.0%
Expected life	6.5 years
Dividend yield	0.70%

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

10. Pension Benefits

Pension expense consisted of the following:

	Pension Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$1,298	$549	$2,597	$1,094
Interest cost	3,155	2,268	6,236	4,489
Expected return on assets	(1,675)	(800)	(3,350)	(1,600)
Amortization of:
Prior service cost	125	(25)	250	(50)
Actuarial loss	524	150	1,053	300

Net periodic benefit cost	$3,427	$2,142	$6,786	$4,233

11. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollar in thousands, except per share amounts)
Net earnings	$82,280	$62,317	$139,181	$103,398

Weighted average shares outstanding	74,453,660	74,342,810	74,452,561	74,333,624

Basic net earnings per share:	$1.11	$0.84	$1.87	$1.39

Weighted average shares outstanding	74,453,660	74,342,810	74,452,561	74,333,624
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	1,558,415	929,625	1,034,528	905,358

Weighted average shares outstanding – diluted (1)	76,012,075	75,272,435	75,487,089	75,238,982

Diluted net earnings per share	$1.08	$0.83	$1.84	$1.37

(1)	Grants of nonvested shares and stock appreciation rights representing approximately an additional 500,000 shares and 880,000 shares for the quarter and six months ended June 30, 2009, respectively, were outstanding but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. The Company’s awards do not have nonforfeitable rights to dividends or dividend equivalents; therefore, the adoption of FSP EITF 03-6-1 did not have any impact on the Company’s financial position or results of operations.

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

Segment information for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$356,042	$81,205	$5,591	$9,682	$1,109,720
Underground mining	368,394	55,169	8,608	3,454	1,548,050

Total operations	724,436	136,374	14,199	13,136	2,657,770
Corporate	—	(7,768)	—	—	—

Consolidated total	$724,436	128,606	14,199	$13,136	$2,657,770

Interest income		(844)	—
Interest expense		6,662	—
Other expense		618	795

Earnings before income taxes		$122,170	$14,994

	Quarter Ended June 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$301,779	$64,259	$5,488	$18,654	$978,881
Underground mining	319,229	44,298	8,790	4,488	1,358,026

Total operations	621,008	108,557	14,278	23,142	2,336,907
Corporate	—	(8,813)	—	—	—

Consolidated total	$621,008	99,744	14,278	$23,142	$2,336,907

Interest income		(1,929)	—
Interest expense		8,512	—
Other expense		769	769

Earnings before income taxes		$92,392	$15,047

	Six Months Ended June 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$667,045	$146,237	$11,260	$18,273	$1,109,720
Underground mining	663,135	92,516	17,538	6,064	1,548,050

Total operations	1,330,180	238,753	28,798	24,337	2,657,770
Corporate	—	(15,555)	—	—	—

Consolidated total	$1,330,180	223,198	28,798	$24,337	$2,657,770

Interest income		(2,430)	—
Interest expense		13,526	—
Other expense		5,643	1,816

Earnings before income taxes		$206,459	$30,614

	Six Months Ended June 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$585,837	$118,603	$10,080	$34,243	$978,881
Underground mining	552,152	63,547	19,604	10,084	1,358,026

Total operations	1,137,989	182,150	29,684	44,327	2,336,907
Corporate	—	(14,874)	—	—	—

Consolidated total	$1,137,989	167,276	29,684	$44,327	$2,336,907

Interest income		(4,130)	—
Interest expense		16,627	—
Other expense		1,536	1,536

Earnings before income taxes		$153,243	$31,220

13. Contingencies

Environmental, product warranty and liability and legal matters as of June 30, 2009 were as follows:

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

Environmental problems have not interfered in any material respect with the Company's manufacturing operations to date. The Company believes that its compliance with statutory requirements respecting environmental quality will not have a material adverse effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given. The Company has an ongoing program to proactively address potential environmental problems.

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the six months ended June 30, 2009 and 2008 were as follows:

	2009	2008
	(Dollars in thousands)

Balance at January 1	$53,586	$70,909
Provision	10,967	4,114
Charges	(11,301)	(5,874)
Currency translation	955	4,139

Balance at June 30	$54,207	$73,288

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

Asbestos Liability

The Company has been named as a co-defendant in numerous personal injury liability cases alleging damages due to exposure to asbestos and other substances. The Company has insurance covering most of these cases and has various limits of liability depending on the insurance policy year in question. At the time a liability associated with a case becomes probable and can be reasonably estimated, the Company accrues for the liability by a charge to earnings. For all other cases, an estimate of the costs associated with the matters cannot be made due to the inherent uncertainties in the litigation process; however, the Company does not believe that these costs will have a material adverse effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other Litigation

The Company is involved in various other litigation arising in the normal course of business. The Company does not believe that its recovery or liability, if any, under any such pending litigation will have a material effect on its financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value at June 30, 2009 were as follows (dollars in thousands):

Assets:
Foreign currency exchange contracts (1)	$8,179
Interest rate swaps (2)	2,875

Total assets at fair value	$11,054

Liabilities:
Foreign currency exchange contracts (1)	$13,324
Interest rate swaps (2)	10,743

Total liabilities at fair value	$24,067

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

15. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through August 10, 2009, the financial statements issuance date, for appropriate accounting and disclosure.

16. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which provides revised guidance on how acquirers recognize and measure the consideration transferred, assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired at their fair values as of that date. SFAS 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company is accounting for business combinations in accordance with SFAS 141(R). Its adoption did not have a material effect on the Company’s financial position or results of operations for the quarter and six months ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance on management’s assessment of subsequent events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 outlines (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 in June 2009 and it did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

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

•	changes in global financial markets and global economic conditions;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our ability to attract and retain skilled labor;

•	our production capacity;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	the highly competitive nature of the mining industry;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	costs and risks associated with changing tax legislation, environmental laws and all other regulatory compliance;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	product liability, environmental and other potential litigation;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our ability to protect intellectual property; and

•	the availability of operating cash to service our indebtedness

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

Business

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. We operate in two business segments: surface mining and underground mining. All of our products and services are marketed under the Bucyrus name. We have manufacturing facilities in Australia, China, Germany, Poland and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, Germany, India, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Australia, Brazil, Canada, China, India and Russia will be increasingly important markets for our surface mining equipment and that the United States, China, Russia, Eastern Europe and India will be increasingly important markets for our underground mining equipment.

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

In our surface mining segment, overall quoting activity for our original equipment in the second quarter of 2009 increased slightly compared to the first quarter of 2009. The increase was primarily in electric mining shovels and blasthole drills. Quoting activity for draglines remained consistent with first quarter 2009 levels. We currently expect the demand for our surface mining original equipment to increase in the second half of 2009 compared with the first half of 2009. New orders for our surface mining aftermarket parts and service increased in the second quarter of 2009 compared to the first quarter of 2009, but decreased significantly from the same periods of 2008. We currently expect our surface mining aftermarket parts and service quoting activity in the second half of 2009 to remain generally consistent with the first half of 2009.

In our underground mining segment, overall quoting activity for our original equipment in the second quarter of 2009 was generally consistent with the first quarter of 2009. Quoting activity for our underground mining original equipment in the first six months of 2009 declined from 2008 levels, which we believe was primarily caused by low spot coal prices causing our customers to delay original equipment orders and extend the life of existing machines. We currently expect the demand for our underground mining original equipment to increase in the second half of 2009 compared with the first half of 2009. Our underground mining segment quoting activity for aftermarket parts and service in the second quarter of 2009 increased slightly in Australia, which offset decreases in the United States. New orders for our underground mining aftermarket parts and service increased in the second quarter of 2009 compared to the first quarter of 2009, but decreased significantly from the same periods of 2008. We currently expect our underground mining aftermarket parts and service quoting activity for the second half of 2009 to remain generally consistent with the first half of 2009.

Backlog and New Orders

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected 2009 sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our surface mining backlog is related to multi-year contracts that will generate revenue in future years.

Approximately $28 million of orders in our underground mining original equipment backlog at December 31, 2008 were cancelled during the first six months of 2009, $12 million of which occurred during the second quarter. The cancellations were primarily in Central Appalachia. There were no refundable or nonrefundable down payments involved with any of these cancellations. There were no cancellations of our surface mining original equipment orders during the first six months of 2009.

We are transferring certain original equipment orders previously scheduled to ship in 2009 to our 2010 shipping schedule due to the delay of capital equipment expenditures by certain of our large multinational customers. Through June 30, 2009, we have transferred approximately $200 million of planned 2009 original equipment shipments to 2010, primarily at the request of certain of our customers. We do not currently anticipate transferring additional original equipment orders to 2010, and we believe that increased sales of our aftermarket parts and service in 2009 will offset the decline in original equipment sales. We do not expect this transfer of orders to have a material adverse effect on our cash levels or liquidity in 2009. Inventory levels for the remainder of 2009 are not expected to increase because of this transfer of orders since most raw materials have already been received or have been delayed.

Our backlog at June 30, 2009 and December 31, 2008, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	June 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,146,534	$1,367,242	(16.1)%
Next 12 months	$652,642	$906,884	(28.0)%
Underground Mining:
Total	$838,336	$1,135,212	(26.2)%
Next 12 months	$576,060	$806,074	(28.5)%
Total:
Total	$1,984,870	$2,502,454	(20.7)%
Next 12 months	$1,228,702	$1,712,958	(28.3)%

New orders were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$32,616	$194,390	(83.2)%	$128,173	$455,180	(71.8)%
Aftermarket parts and service	171,574	265,080	(35.3)%	318,165	619,789	(48.7)%

	204,190	459,470	(55.6)%	446,338	1,074,969	(58.5)%

Underground Mining:
Original equipment	23,526	144,007	(83.7)%	121,543	497,115	(75.6)%
Aftermarket parts and service	139,898	173,071	(19.2)%	244,715	297,455	(17.7)%

	163,424	317,078	(48.5)%	366,258	794,570	(53.9)%

Total:
Original equipment	56,142	338,397	(83.4)%	249,716	952,295	(73.8)%
Aftermarket parts and service	311,472	438,151	(28.9)%	562,880	917,244	(38.6)%

	$367,614	$776,548	(52.7)%	$812,596	$1,869,539	(56.5)%

The decrease in surface mining original equipment new orders for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily due to a decline in electric mining shovel and blasthole drill new orders, which was attributable to the reduced demand for the commodities mined by our equipment as a result of current global economic conditions. Capital spending by our large multi-national customers continues to be significantly reduced.

Surface mining aftermarket parts and service new orders for the quarter and six months ended June 30, 2009 have declined in most markets compared to the same periods for 2008 as a result of current global economic conditions, but increased approximately 17% from the first quarter of 2009. Included in surface mining aftermarket parts and service new orders for the second quarter of 2009 was $9.7 million related to multi-year contracts that will generate revenue in future years, compared to $70.0 million in the second quarter of 2008. Surface mining aftermarket parts and service new orders related to multi-year contracts were $15.5 million for the first six months of 2009 compared to $278.7 million for the first six months of 2008. Multi-year contracts vary in size and are not typically received on a regular basis.

Total surface mining new orders for the first six months of 2009 were negatively impacted by approximately $24 million due to the effect of the stronger U.S. dollar on orders denominated in foreign currencies compared to the first six months of 2008.

The decrease in underground mining original equipment new orders for the second quarter of 2009 compared to the second quarter of 2008 was primarily due to increased longwall new orders with customers in the United States and Russia during the second quarter of 2008 and reduced longwall and room and pillar new orders in 2009 as a result of current global economic conditions which have reduced coal prices. The decrease in underground mining original equipment new orders for the first six months of 2009 compared to the first six months of 2008 was primarily due to the sale of five longwall systems to a customer in the Czech Republic in the first quarter of 2008. Longwall and room and pillar new orders have been negatively impacted in 2009 as a result of current global economic conditions which have reduced coal prices.

The decrease in underground mining aftermarket parts and service new orders for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily in Australia and South Africa due to high order levels related to longwall equipment in 2008. Current global economic conditions have resulted in moderate declines in all markets for underground mining aftermarket new orders; however, these orders in the second quarter of 2009 increased approximately 34% from the first quarter of 2009.

Total underground mining new orders for the first six months of 2009 were negatively impacted by approximately $36 million due to the stronger U.S dollar on orders denominated in foreign currencies compared to the first six months of 2008.

Results of Operations

Quarter and Six Months Ended June 30, 2009 Compared to Quarter and Six Months Ended June 30, 2008

	Quarter Ended June 30,
	2009		2008		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)

Sales	$724,436	—	$621,008	—	16.7%
Gross profit	$205,262	28.3%	$174,096	28.0%	17.9%
Selling, general and administrative expenses	$63,015	8.7%	$59,383	9.6%	6.1%
Operating earnings	$128,606	17.8%	$99,744	16.1%	28.9%
Net earnings	$82,280	11.4%	$62,317	10.0%	32.0%

	Six Months Ended June 30,
	2009		2008		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)

Sales	$1,330,180	—	$1,137,989	—	16.9%
Gross profit	$375,447	28.2%	$315,681	27.7%	18.9%
Selling, general and administrative expenses	$124,068	9.3%	$118,864	10.4%	4.4%
Operating earnings	$223,198	16.8%	$167,276	14.7%	33.4%
Net earnings	$139,181	10.5%	$103,398	9.1%	34.6%

Sales

Sales consisted of the following:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$150,327	$139,069	8.1%	$297,303	$282,077	5.4%
Aftermarket parts and service	205,715	162,710	26.4%	369,742	303,760	21.7%

	356,042	301,779	18.0%	667,045	585,837	13.9%

Underground Mining:
Original equipment	216,522	185,500	16.7%	397,590	326,616	21.7%
Aftermarket parts and service	151,872	133,729	13.6%	265,545	225,536	17.7%

	368,394	319,229	15.4%	663,135	552,152	20.1%

Total:
Original equipment	366,849	324,569	13.0%	694,893	608,693	14.2%
Aftermarket parts and service	357,587	296,439	20.6%	635,287	529,296	20.0%

	$724,436	$621,008	16.7%	$1,330,180	$1,137,989	16.9%

The increase in surface mining original equipment sales for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily due to the timing of revenue recognized during the manufacture and assembly of walking draglines in Australia and Canada. Electric mining shovel sales in the second quarter of 2009 decreased slightly compared to the second quarter of 2008 and electric mining shovel sales for the first six months of 2009 were generally consistent with the first six months of 2008. Blasthole drill sales for the quarter and six months ended June 30, 2009 were generally consistent with the quarter and the six months ended June 30, 2008.

The increase in surface mining aftermarket parts and service sales for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily in the Chilean, Australian and United States markets with a moderate increase in the Chinese market and, for the second quarter, the Canadian market. Surface mining sales for the six months ended June 30, 2009 were negatively impacted by $28.7 million due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the six months ended June 30, 2008.

The increase in underground mining original equipment sales for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily the result of moderate increases in the longwall, room and pillar and belt systems product lines.

The increase in underground mining aftermarket parts and service sales for the quarter and six months ended June 30, 2009 compared to the same periods for 2008 was primarily due to increased longwall projects in the United States, offset by a decline in the Australian market resulting from reduced mining activities as a result of lower coal prices. Underground mining sales for the six months ended June 30, 2009 were negatively impacted by $54.3 million due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the six months ended June 30, 2008.

Gross Profit

Gross profit for the second quarter of 2009 was $205.3 million, or 28.3% of sales, compared to $174.1 million, or 28.0% of sales, for the second quarter of 2008. Gross profit for the six months ended June 30, 2009 was $375.4 million, or 28.2% of sales, compared to $315.7 million, or 27.7% of sales, for the six months ended June 30, 2008. Gross profit was affected by purchase accounting adjustments as a result of the acquisition of DBT GmbH (“DBT”) in 2007 as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

(Increase) decrease due to purchase accounting adjustments	$(464)	$3,144	$(949)	$11,891
Gross margin increase (reduction)	—	(0.5)%	—	(1.1)%

The increase in gross profit was primarily due to increased sales in both our surface and underground mining segments. Excluding the effect of the DBT purchase accounting adjustments, gross profit was 28.3% of sales for the second quarter of 2009 compared to 28.5% of sales for the second quarter of 2008 and 28.2% of sales for the six months ended June 30, 2009 compared to 28.8% of sales for the six months ended June 30, 2008. The year-to-date decrease was due primarily to the mix of original equipment orders in our underground mining segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2009 were $63.0 million, or 8.7% of sales, compared to $59.4 million, or 9.6% of sales, for the second quarter of 2008. These expenses for the six months ended June 30, 2009 were $124.1 million, or 9.3% of sales, compared to $118.9 million, or 10.4% of sales, for the six months ended June 30, 2008. Selling, general and administrative expenses included $3.4 million of severance expense for the second quarter of 2009 compared to $0.9 million for the second quarter of 2008 and included $3.7 million of severance expense for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008.

Research and Development Expenses

Research and development expenses for the second quarter of 2009 were $9.2 million, or 1.3% of sales, compared to $10.4 million, or 1.7% of sales, for the second quarter of 2008. These expenses for the six months ended June 30, 2009 were $18.6 million, or 1.4% of sales, compared to $18.5 million, or 1.6% of sales, for the six months ended June 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $4.0 million for the second quarter of 2009, compared to $4.5 million for the second quarter of 2008, and were $8.7 million for the six months ended June 30, 2009, compared to $10.3 million for the six months ended June 30, 2008. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $3.9 million to $4.4 million per quarter through April 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)

Surface mining	$81,205	$64,259	26.4%	$146,237	$118,603	23.3%
Underground mining	55,169	44,298	24.5%	92,516	63,547	45.6%

Total operations	136,374	108,557	25.6%	238,753	182,150	31.1%

Corporate	(7,768)	(8,813)	11.9%	(15,555)	(14,874)	(4.6)%

Consolidated total	$128,606	$99,744	28.9%	$223,198	$167,276	33.4%

The increase in operating earnings for the second quarter of 2009 was primarily due to increased gross profit as a result of higher sales in both of our segments. Operating earnings for our underground mining segment were reduced by purchase accounting adjustments related to the acquisition of DBT of $3.4 million and $7.5 million for the quarter and six months ended June 30, 2009, respectively, compared to $7.4 million and $21.7 million for the quarter and six months ended June 30, 2008, respectively.

Interest Expense

Interest expense for the second quarter of 2009 was $6.7 million compared to $8.5 million for the second quarter of 2008 and was $13.5 million for the six months ended June 30, 2009 compared to $16.6 million for the six months ended June 30, 2008. The decrease in interest expense in 2009 was primarily due to lower interest rates on our term loan debt.

Other Expense

Other expense for the second quarter of 2009 was $0.6 million compared to $0.8 million for the second quarter of 2008 and was $5.6 million for the six months ended June 30, 2009 compared to $1.5 million for the six months ended June 30, 2008. The increase for the first six months of 2009 was primarily due to $3.8 million of losses that were reclassified from accumulated other comprehensive income into earnings due to the discontinuance of cash flow hedges. The cash flow hedges were concurrently settled and extended because an original forecasted transaction did not occur within the original specified time period as a result of customer requested delays of two orders in our underground mining segment. We anticipate that the losses will be recovered in 2010 when the hedges come due.

Net Earnings

Net earnings for the second quarter of 2009 were $82.3 million, or $1.08 per share on a fully diluted basis, compared to $62.3 million, or $0.83 per share on a fully diluted basis, for the second quarter of 2008. Net earnings for the six months ended June 30, 2009 were $139.2 million, or $1.84 per share on a fully diluted basis, compared to $103.4 million, or $1.37 per share on a fully diluted basis, for the six months ended June 30, 2008. Net earnings were reduced (increased) by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Inventory fair value adjustment charged to cost of product sold	$—	$3,229	$—	$12,088
Amortization of intangible assets	4,029	4,462	8,744	10,258
Depreciation of fixed assets	(627)	(327)	(1,282)	(682)

Operating earnings	3,402	7,364	7,462	21,664
Income tax benefit	1,143	2,293	2,476	7,075

Total	$2,259	$5,071	$4,986	$14,589

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and six months ended June 30, 2009 and 2008, in each case compared to the same period in the prior year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

(Decrease) increase in sales	$(45,659)	$17,201	$(83,005)	$23,226
(Decrease) increase in gross profit	$(10,827)	$3,067	$(21,703)	$3,952
(Decrease) increase in operating earnings	$(8,289)	$825	$(14,033)	$1,137

EBITDA

EBITDA was as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)

EBITDA	$142,982	$114,022	25.4%	$248,169	$196,960	26.0%

EBITDA as a percent of sales	19.7%	18.4%		18.7%	17.3%

EBITDA is defined as net earnings before interest income, interest expense, income taxes, depreciation and amortization. EBITDA includes the impact of non-cash stock compensation expense, severance expenses, loss on disposal of fixed assets and the inventory fair value purchase accounting adjustment charged to cost of products sold. EBITDA is a measurement not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. EBITDA is presented because (i) we use EBITDA to measure our liquidity and financial performance and (ii) we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness. The following table reconciles net earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to net cash provided by operating activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net earnings	$82,280	$62,317	$139,181	$103,398
Interest income	(844)	(1,929)	(2,430)	(4,130)
Interest expense	6,662	8,512	13,526	16,627
Income tax expense	39,890	30,075	67,278	49,845
Depreciation	9,758	9,983	19,193	18,653
Amortization (1)	5,236	5,064	11,421	12,567

EBITDA (2)	142,982	114,022	248,169	196,960

Changes in assets and liabilities	(137,807)	(85,811)	(168,944)	7,578
Non-cash stock compensation expense	2,606	2,157	4,990	3,979
Loss on disposal of fixed assets	373	5	376	565
Interest income	844	1,929	2,430	4,130
Interest expense	(6,662)	(8,512)	(13,526)	(16,627)
Income tax expense	(39,890)	(30,075)	(67,278)	(49,845)

Net cash (used in) provided by operating activities	$(37,554)	$(6,285)	$6,217	$146,740

Net cash used in investing activities	$(14,249)	$(23,748)	$(34,263)	$(45,376)

Net cash provided by (used in) financing activities	$79,830	$(3,240)	$21,576	$(23,213)

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on disposals of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Non-cash stock compensation expense	$2,606	$2,157	$4,990	$3,979
Severance expenses	3,385	910	3,681	1,190
Loss on disposal of fixed assets	373	5	376	565
Inventory fair value adjustment charged to cost of products sold	—	3,229	—	12,088

	$6,364	$6,301	$9,047	$17,822

Liquidity and Capital Resources

Description of Credit Facilities

Our credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At June 30, 2009 and December 31, 2008, we classified the entire secured revolving credit facility balance of $83.0 million and $55.2 million, respectively, as current maturities of long-term debt and short-term obligations because we intended to repay the outstanding balance within 12 months.

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

At June 30, 2009, we had $83.0 million outstanding under our secured revolving credit facility at a weighted average interest rate of 2.6%. The amount potentially available for borrowing under our secured revolving credit facility at June 30, 2009 was $201.7 million, after taking into account $72.8 million of issued letters of credit. We had no borrowings under our unsecured German credit facility at June 30, 2009. The amount potentially available for borrowing under our unsecured German credit facility at June 30, 2009 was $57.8 million (€41.2 million), after taking into account $33.4 million (€23.8 million) of issued letters of credit. At June 30, 2009, we had borrowings under our term loan facility of $497.2 million ($393.0 million plus €73.7 million). To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into interest rate swap agreements that effectively fix the interest payments on $474.0 million ($375.0 million plus €70.0 million) of outstanding borrowings under our term loan facility at a weighted average interest rate of 3.4%, plus the applicable spread. The remaining $23.2 million of outstanding term loan borrowings at June 30, 2009 were at a weighted average interest rate of 2.5%, plus the applicable spread.

Our credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 3.50 to 1.00. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). At June 30, 2009, we were in compliance with all covenants and other requirements in our credit facilities.

At June 30, 2009, there were approximately $167.1 million of standby letters of credit outstanding under all of our bank facilities.

Cash Requirements

Our cash balance increased to $104.6 million at June 30, 2009 from $64.8 million at March 31, 2009 and from $102.4 million at December 31, 2008. The increase was primarily the result of increased cash receipts from customers.

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

Inventory increased to $689.7 million at June 30, 2009 from $616.7 million at December 31, 2008. The increase was primarily due to the build up of work-in-process on orders in our underground mining segment that have been delayed per our customers’ request and on unsold orders that are expected in the near term. Inventory in our surface mining segment has also increased due to ordering raw materials for original equipment orders in advance of the current production schedule, including for orders that have been transferred to 2010. Consolidated inventory turns remain at 3.1.

Capital expenditures for the six months ended June 30, 2009 were $24.3 million compared to $44.3 million for the six months ended June 30, 2008. Included in capital expenditures for the six months ended June 30, 2009 and 2008 were $8.6 million and $16.0 million, respectively, related to our surface mining expansion program and additional renovations of our South Milwaukee, Wisconsin facilities. We expect our capital expenditures in 2009 to be between $60.0 million and $70.0 million, which includes approximately $2.5 million to complete the expansion of our facility in Wyoming, approximately $8.0 million for the completion of phase three of our South Milwaukee, Wisconsin expansion and approximately $3.5 million for the additional renovations at our South Milwaukee, Wisconsin facility. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected capital expenditures during 2009.

At June 30, 2009, there were approximately $167.1 million of standby letters of credit outstanding under all of our bank facilities.

At June 30, 2009, we had contractual obligations of approximately $2.0 million with respect to our surface mining expansion and renovation programs. There have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2008.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest, dividends and income taxes of approximately $12 million, $4 million and $75 million to $80 million, respectively, during the remainder of 2009.

During the remainder of 2009, we anticipate continued positive cash flows from operations. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our cash requirements for the remainder of 2009. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At June 30, 2009, we had $670.0 million of accounts receivable compared to $636.5 million of accounts receivable at December 31, 2008. Receivables at June 30, 2009 and December 31, 2008 included $347.1 million and $209.7 million, respectively, of revenues from long-term contracts recognized using percentage of completion accounting were not billable at these dates. We anticipate increased invoicing and collection of these receivables over the next several quarters.

Included in our June 30, 2009 accounts receivable balance is approximately $41.0 million related to order delays, of which we expect to collect approximately $9.0 million in 2009. Customer requested delays of sold orders, poor conditions in global financial markets or global or regional recessionary economic conditions could cause us difficulty in collecting outstanding accounts receivable.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. In accordance with American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction–Type and Certain Production–Type Contracts”, these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on our variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $474.0 million ($375.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of June 30, 2009. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of June 30, 2009 would not have a material effect on our interest expense on an annual basis.

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

Based on our derivative instruments outstanding at June 30, 2009, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2009 annual meeting of stockholders was held on April 23, 2009 (the “Annual Meeting”). At our Annual Meeting, our stockholders voted on and approved the following matters:

•

The election of Paul W. Jones, Robert L. Purdum and Timothy W. Sullivan to our Board of Directors for a three year term to expire at our 2012 annual meeting of stockholders and until their successors are duly elected and qualified. The directors remaining in office until 2010 and until their successors are duly elected and qualified are Edward G. Nelson, Theodore C. Rogers, and Robert C. Scharp, and the directors remaining in office until 2011 and until their successors are duly elected and qualified are Gene E. Little and Robert K. Ortberg. Subsequent to our Annual Meeting, our Board of Directors elected Michelle L. Collins as a new director for a term that will expire at our 2011 annual meeting of stockholders and Deepak T. Kapur as a new director for a term that will expire at our 2010 annual meeting of stockholders.

•	The ratification of the appointment of Deloitte & Touche LLP to serve as our independent registered public accounting firm.

As of the March 13, 2009 record date for the determination of the stockholders entitled to notice of, and to vote at, our Annual Meeting, 75,129,454 shares of our common stock were outstanding and eligible to vote. A total of 66,112,893 shares voted in person or by proxy at our Annual Meeting. The following are the final votes on the matters presented for stockholder approval at our Annual Meeting:

Election of Directors

	For		Withheld
Name	Votes	Percentage(1)	Votes	Percentage(1)
Paul W. Jones	43,913,474	66.42%	22,199,419	33.58%
Robert L. Purdum	43,872,681	66.36%	22,240,212	33.64%
Timothy W. Sullivan	61,675,577	93.29%	4,437,316	6.71%

Ratification of Deloitte & Touche LLP

For		Against		Abstain
Votes	Percentage(1)	Votes	Percentage(1)	Votes	Percentage(1)
61,521,021	93.05%	4,505,764	6.82%	86,108.13%

(1)	Based on a total of all shares actually voted in person or by proxy at our Annual Meeting.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Date: August 10, 2009	Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Date: August 10, 2009	Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date: August 10, 2009	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarters and six months ended June 30, 2009 and 2008, (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and six months ended June 30, 2009, (iii) the Consolidated Condensed Balance Sheets as of June 30, 2009 and December 31, 2008, (iv) the Consolidated Condensed Statements of Cash Flows for the quarters and six months ended June 30, 2009 and 2008, and (iv) Notes to Consolidated Condensed Financial Statements.