Form 10-Q
period 2009-09-30
BUCYRUS INTERNATIONAL INC
filed 2009-11-09
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2009
Common Stock, $.01 par value	75,133,869

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share amounts)

Sales	$675,767	$646,002	$2,005,947	$1,783,991
Costs of products sold	451,924	463,671	1,406,657	1,285,979

Gross profit	223,843	182,331	599,290	498,012

Selling, general and administrative expenses	71,405	66,285	195,473	185,149
Research and development expenses	11,279	8,910	29,855	27,420
Amortization of intangible assets	4,593	4,183	14,198	15,214

Operating earnings	136,566	102,953	359,764	270,229

Interest income	(1,109)	(1,475)	(3,539)	(5,605)
Interest expense	6,802	7,897	20,328	24,524
Other expense	56	768	5,699	2,304

Earnings before income taxes	130,817	95,763	337,276	249,006
Income tax expense	38,750	31,596	106,028	81,441

Net earnings	$92,067	$64,167	$231,248	$167,565

Net earnings per share data
Basic:
Net earnings per share	$1.24	$0.86	$3.11	$2.25
Weighted average shares	74,459,337	74,339,888	74,454,844	74,335,712
Diluted:
Net earnings per share	$1.21	$0.85	$3.05	$2.23
Weighted average shares	76,191,084	75,266,063	75,724,333	75,248,961

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net earnings	$92,067	$64,167	$231,248	$167,565

Other comprehensive income (loss):
Currency translation adjustments	27,899	(31,896)	62,455	(31,674)
Change in pension and postretirement unrecognized costs, net of income tax expense (benefit) of $454, ($373), $933 and ($1,430), respectively	852	(844)	1,645	(3,198)
Derivative fair value changes, net of income tax expense (benefit) of $515, ($4,289), $9,994 and ($7,456), respectively	475	(5,831)	18,258	(14,537)

Other comprehensive income (loss)	29,226	(38,571)	82,358	(49,409)

Comprehensive income	$121,293	$25,596	$313,606	$118,156

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143,497	$102,396
Receivables – net	645,227	636,486
Inventories	667,151	616,710
Deferred income taxes	40,772	53,133
Prepaid expenses and other	27,631	26,045

Total Current Assets	1,524,278	1,434,770

OTHER ASSETS:
Goodwill	344,236	330,211
Intangible assets – net	227,180	230,451
Other assets	68,364	68,823

Total Other Assets	639,780	629,485

PROPERTY, PLANT AND EQUIPMENT:
Cost	661,904	609,647
Less accumulated depreciation	(156,341)	(121,251)

Total Property, Plant and Equipment	505,563	488,396

TOTAL ASSETS	$2,669,621	$2,552,651

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except per share amounts)

LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$184,037	$229,173
Accrued expenses	167,450	209,453
Liabilities to customers on uncompleted contracts and warranties	172,852	252,304
Income taxes	82,553	70,091
Current maturities of long-term debt and short-term obligations	12,802	69,291

Total Current Liabilities	619,694	830,312

LONG-TERM LIABILITIES:
Deferred income taxes	68,307	52,895
Pension, postretirement and other	213,797	218,181

Total Long-Term Liabilities	282,104	271,076

LONG-TERM DEBT, less current maturities	503,048	501,755

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value
$0.01 per share, authorized 200,000,000 shares, issued 75,351,069 shares and 75,079,266 shares, respectively	754	751
Additional paid-in capital	685,512	678,226
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	593,960	368,340
Accumulated other comprehensive loss	(14,600)	(96,958)

Total Common Stockholders’ Investment	1,264,775	949,508

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$2,669,621	$2,552,651

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)

Net Cash Provided By Operating Activities	$133,943	$84,062

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(41,647)	(62,223)
Proceeds from disposal of property, plant and equipment	1,424	2,796
Purchases of investments	(9,311)	(4,996)
Proceeds from sale of investments	8,121	6,011
Other	(715)	115

Net cash used in investing activities	(42,128)	(58,297)

Cash Flows From Financing Activities
Net repayments of revolving credit facilities	(55,157)	(15,130)
Repayments of term loan facility	(4,359)	(3,865)
Proceeds from long-term debt and other bank borrowings	1,171	7,203
Repayments of long-term debt and other bank borrowings	(249)	(3,649)
Payments under capital lease agreements	(413)	(980)
Tax (expense) benefit related to share-based payment awards	(197)	1,566
Dividends paid	(5,583)	(5,576)
Other	347	—

Net cash used in financing activities	(64,440)	(20,431)

Effect of exchange rate changes on cash	13,726	(3,602)

Net increase in cash and cash equivalents	41,101	1,732

Cash and cash equivalents at beginning of period	102,396	61,112

Cash and cash equivalents at end of period	$143,497	$62,844

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$20,230	$21,434
Income taxes – net of refunds	$73,678	$50,632

Supplemental Disclosure of Non-cash Investing Activities

Capital expenditures included in accounts payable	$312	$—

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Operations

Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of high productivity mining equipment. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations but tend to be smaller in size than the Company’s surface mining customers. The Company has more customers overall in its underground mining segment than in its surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, Germany and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, Germany, India, Mexico, Peru, Poland, Russia, South Africa and the United States.

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

3. Derivative Financial Instruments

On January 1, 2009, the Company adopted new accounting guidance regarding disclosures about derivative instruments and hedging activities. The new guidance requires enhanced disclosures regarding an entity’s derivatives and hedging activities.

The Company enters into contracts for certain derivative financial instruments to mitigate foreign exchange rate risk of specific foreign currency denominated transactions and to manage and preserve the economic value of cash flows in non-functional currencies. The Company also enters into contracts for certain derivative financial instruments to mitigate interest rate risk. The Company has designated substantially all of these contracts as either cash flow hedges or fair value hedges. The Company does not use derivative financial instruments for trading or other speculative purposes.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The contractual amounts of the Company’s outstanding foreign currency forward contracts at September 30, 2009, by currency, were as follows:

	Buy	Sell
	(Dollars in thousands)
United States dollar	$12,446	$18,315
Australian dollar	6,899	14,822
Brazilian real	—	4,047
British pounds sterling	15,886	2,094
Chilean peso	20,031	—
Czech koruna	548	—
Euro	240,770	28,414
Peruvian sol	—	390
Polish zloty	—	1,871
Russian ruble	675	3,837
South African rand	—	2,745

	$297,255	$76,535

Based upon September 30, 2009 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold. Ineffectiveness related to these hedge instruments that was recognized in the Consolidated Condensed Statements of Earnings consisted of losses of $0.7 million and $4.1 million for the quarter and nine months ended September 30, 2009, respectively. The maturity of these instruments generally does not exceed 24 months. The Consolidated Condensed Statements of Earnings also include $0.7 million of gains and $3.1 million of losses for the quarter and nine months ended September 30, 2009, respectively, as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or the two-months thereafter. The accumulated other comprehensive loss, net of tax, related to foreign currency forward contracts was $5.6 million at September 30, 2009. The Company estimates that $0.4 million of gains included in the $5.6 million loss will be reclassified into earnings over the next 12 months.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $477.4 million ($375.0 million plus €70.0 million) of its term loan. All of the swaps in place at September 30, 2009 have been designated as cash flow hedges of LIBOR-based interest payments. The effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at September 30, 2009 were as follows:

Amount	Interest Rate (1)	Maturity Date
(Dollars in thousands)
$150,000	4.8800%	May 4, 2010 (2) (3)
$50,000	5.0940%	May 4, 2010 (3)
$50,000	2.1750%	January 30, 2012
$50,000	2.4000%	January 28, 2013
$50,000	2.5975%	January 28, 2014
$21,945	1.9600%	March 31, 2012
$14,630	2.2800%	March 31, 2013
$36,575	2.5180%	March 31, 2014
$21,945	2.4900%	March 31, 2014
$25,000	2.2100%	April 1, 2014
$7,315	2.4900%	April 1, 2014

(1)	Excludes applicable spread of 1.50% to 1.75%.
(2)	This swap, together with a $150 million interest rate swap entered into in 2007, which was terminated in 2008, effectively fixes the interest rate at 4.88%.
(3)	The Company has purchased, effective May 4, 2010, $200 million of interest rate swaps to extend the maturity to May 4, 2014 at the interest rate of 2.99%.

The Company recognized interest expense of $0.7 million and $1.9 million for the quarter and nine months ended September 30, 2009, respectively, related to the ineffective portion of its interest rate swaps. The accumulated other comprehensive loss related to interest rate swaps was $6.8 million, net of tax, at September 30, 2009. The Company estimates that $3.5 million of this loss, net of tax, will be reclassified into earnings over the next 12 months.

The fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the Consolidated Condensed Balance Sheet in which the gross amounts are included at September 30, 2009 were as follows:

	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension, Postretirement Benefits and Other
	(Dollars in thousands)
Interest rate swaps	$—	$—	$4,173	$10,603
Foreign currency forward contracts	3,884	—	3,045	1,395

Total designated	$3,884	$—	$7,218	$11,998

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The gross derivative gains and losses included in the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Earnings related to cash flow hedges for the quarter and nine months ended September 30, 2009 were as follows:

	Gain / (Loss) Recognized in Other Comprehensive Income
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)

Interest rate swaps	$(6,226)	$3,468
Foreign currency forward contracts	7,216	24,784

Total	$990	$28,252

	Gain / (Loss) Reclassified From Other Comprehensive Income		Statement of Earnings Line Item
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)

Interest rate swaps	$(682)	$(1,916)	Interest expense
Foreign currency forward contracts	6,855	6,855	Sales
Foreign currency forward contracts	(2,695)	(8,713)	Cost of products sold
Foreign currency forward contracts	(1,345)	(2,068)	Selling, general and administrative expenses
Foreign currency forward contracts	855	(2,593)	Other expense

Total	$2,988	$(8,435)

	Gain / (Loss) Recognized in Earnings Due to Ineffectiveness and Amounts Excluded From Effectiveness Testing		Statement of Earnings Line Item
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)

Foreign currency forward contracts	$128	$128	Sales
Foreign currency forward contracts	(689)	(3,704)	Cost of products sold
Foreign currency forward contracts	(127)	(523)	Other expense

Total	$(688)	$(4,099)

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The gross gains and losses from derivatives not designated as hedging instruments included in the Consolidated Condensed Statements of Earnings for the quarter and nine months ended September 30, 2009 were as follows:

	Gain / (Loss)		Statement of Earnings Line Item
	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)

Foreign currency forward contracts	$1,312	$1,312	Sales
Foreign currency forward contracts	(2,589)	(3,743)	Selling, general and administrative expenses

Total	$(1,277)	$(2,431)

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations was $6.5 million at September 30, 2009. At September 30, 2009, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-U.S. operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized losses of $3.7 million and $5.7 million in other comprehensive income (loss) related to net investment hedges in the quarter and nine months ended September 30, 2009, respectively.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, oftentimes the Company has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

4. Comprehensive Income (Loss)

Comprehensive income (loss) is required to be reported in addition to net income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Currency translation adjustments	$31,234	$(31,221)
Pension and postretirement benefit unrecognized costs	(33,388)	(35,033)
Derivative fair value adjustment	(12,446)	(30,704)

Accumulated other comprehensive loss	$(14,600)	$(96,958)

5. Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Raw materials and parts	$91,524	$103,586
Work in process	248,141	242,224
Finished products (primarily replacement parts)	327,486	270,900

	$667,151	$616,710

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

6. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$123,195	$(24,747)	$115,580	$(15,972)
Customer relationships	119,189	(14,147)	115,400	(9,333)
Engineering drawings	25,500	(15,325)	25,500	(14,369)
Other	5,855	(4,776)	5,855	(4,646)

	$273,739	$(58,995)	$262,335	$(44,320)

Unamortized intangible assets – Trademarks/Trade names	$12,436		$12,436

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)

Balance at January 1, 2009	$47,306	$282,905
Currency translation	—	14,025

Balance at September 30, 2009	$47,306	$296,930

The estimated future amortization expense of intangible assets as of September 30, 2009 was as follows (dollars in thousands):

2009 (remaining three months)	$4,884
2010	19,537
2011	19,537
2012	19,537
2013	19,537
2014	19,537
Future	112,175

$214,744

7. Long-Term Debt and Financing Arrangements

The Company’s credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At September 30, 2009 the Company had no borrowings under its secured or unsecured revolving credit facilities. At December 31, 2008, the Company classified the entire secured revolving credit facility balance of $55.2 million as current maturities of long-term debt and short-term obligations because it intended to repay the outstanding balance within 12 months.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

At September 30, 2009, the amount potentially available for borrowing under the secured revolving credit facility was $285.3 million, after taking into account $72.2 million of issued letters of credit. The amount potentially available for borrowing under the unsecured German credit facility at September 30, 2009 was $54.3 million (€37.1 million), after taking into account $40.9 million (€27.9 million) of issued letters of credit. At September 30, 2009, the Company had borrowings of $499.5 million ($392.0 million plus €73.5 million) under its term loan facility. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $477.4 million ($375.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 3.4%, plus the applicable spread. The remaining $22.1 million of outstanding term loan borrowings at September 30, 2009 were at a weighted average interest rate of 1.9%, plus the applicable spread.

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

At September 30, 2009, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

9. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares, stock appreciation rights (“SARs”) and stock options over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $2.6 million and $7.6 million for the quarter and nine months ended September 30, 2009, respectively, and $1.1 million and $5.1 million for the quarter and nine months ended September 30, 2008, respectively.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

During the first nine months of 2009, the Company granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest on December 31, 2012. Nonvested share activity during the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2009	206,688	$31.59
Granted	301,350	$13.80
Forfeited	(10,200)	$21.29
Vested	—	—

Nonvested at September 30, 2009	497,838	$21.03

Compensation expense related to nonvested shares was $1.0 million and $2.8 million for the quarter and nine months ended September 30, 2009, respectively, and $0.4 million and $2.0 million for the quarter and nine months ended September 30, 2008, respectively. At September 30, 2009, there was $5.2 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At September 30, 2009, the Company expected approximately 429,000 shares to vest and these shares had an aggregate intrinsic value of $15.3 million and a weighted-average remaining contractual term of 2.3 years.

Premium nonvested shares granted pursuant to the Omnibus Plan partially vest if specific performance levels are attained by the Company. Any premium nonvested shares credited to employees will fully cliff vest on December 31, 2009, provided the employee remains employed by the Company until such date. Premium nonvested share activity during the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2009	178,498	$21.72
Granted	—	—
Forfeited	(3,600)	$28.50
Vested	—	—

Nonvested at September 30, 2009	174,898	$21.47

Compensation expense related to premium nonvested shares was $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2009, respectively, and $0.1 million and $0.4 million for the quarter and nine months ended September 30, 2008, respectively. At September 30, 2009, there was $0.1 million of unrecognized compensation expense related to premium nonvested share grants. This cost is expected to be recognized in 2009. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At September 30, 2009, the Company expected 174,898 shares to vest and these shares had an aggregate intrinsic value of $6.2 million and a weighted-average remaining contractual term of three months.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

During the first nine months of 2009, the Company granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. SAR activity during the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2009	1,207,540	$14.20
Granted	1,223,100	$7.53
Forfeited	(40,750)	$10.73
Exercised	(10,360)	$13.95

Outstanding at September 30, 2009	2,379,530	$10.84

Vested and exercisable at September 30, 2009	393,775	$11.55

Compensation expense related to SARs was $1.5 million and $4.4 million for the quarter and nine months ended September 30, 2009, respectively, and $0.6 million and $2.7 million for the quarter and nine months ended September 30, 2008, respectively. At September 30, 2009, there was $10.8 million of unrecognized compensation expense related to SARs that are vested or expected to vest. This expense is expected to be recognized over a weighted-average period of approximately 2.6 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model were as follows:

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

10. Pension Benefits

Pension expense consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$2,519	$2,993	$5,116	$4,086
Interest cost	3,228	4,542	9,464	9,031
Expected return on assets	(1,217)	(3,565)	(4,567)	(5,165)
Amortization of:
Prior service cost	187	398	437	348
Actuarial loss	1,232	556	2,285	857

Net periodic benefit cost	$5,949	$4,924	$12,735	$9,157

11. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollar in thousands, except per share amounts)

Net earnings	$92,067	$64,167	$231,248	$167,565

Weighted average shares outstanding	74,459,337	74,339,888	74,454,844	74,335,712

Basic net earnings per share	$1.24	$0.86	$3.11	$2.25

Weighted average shares outstanding	74,459,337	74,339,888	74,454,844	74,335,712
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	1,731,747	926,175	1,269,489	913,249

Weighted average shares outstanding – diluted (1)	76,191,084	75,266,063	75,724,333	75,248,961

Diluted net earnings per share	$1.21	$0.85	$3.05	$2.23

(1)	Grants of stock appreciation rights representing approximately an additional 329,000 shares and 696,000 shares for the quarter and nine months ended September 30, 2009, respectively, were outstanding but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

12. Segment Information

The Company has two reportable segments, surface mining and underground mining.

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

Segment information for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$312,893	$78,180	$6,054	$7,353	$1,058,074
Underground mining	362,874	72,597	8,781	2,853	1,611,547

Total operations	675,767	150,777	14,835	10,206	2,669,621
Corporate	—	(14,211)	—	—	—

Consolidated total	$675,767	136,566	14,835	$10,206	$2,669,621

Interest income		(1,109)	—
Interest expense		6,802	—
Other expense		56	784

Earnings before income taxes		$130,817	$15,619

	Quarter Ended September 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining	$337,148	$72,269	$4,733	$12,346	$1,010,100
Underground mining	308,854	39,874	8,092	5,551	1,354,032

Total operations	646,002	112,143	12,825	17,897	2,364,132
Corporate	—	(9,190)	—	—	—

Consolidated total	$646,002	102,953	12,825	$17,897	$2,364,132

Interest income		(1,475)	—
Interest expense		7,897	—
Other expense		768	768

Earnings before income taxes		$95,763	$13,593

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

	Nine Months Ended September 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining	$979,938	$224,417	$17,314	$25,626	$1,058,074
Underground mining	1,026,009	165,113	26,319	8,917	1,611,547

Total operations	2,005,947	389,530	43,633	34,543	2,669,621
Corporate	—	(29,766)	—	—	—

Consolidated total	$2,005,947	359,764	43,633	$34,543	$2,669,621

Interest income		(3,539)	—
Interest expense		20,328	—
Other expense		5,699	2,600

Earnings before income taxes		$337,276	$46,233

	Nine Months Ended September 30, 2008
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$922,985	$190,872	$14,813	$46,589	$1,010,100
Underground mining	861,006	103,421	27,696	15,634	1,354,032

Total operations	1,783,991	294,293	42,509	62,223	2,364,132
Corporate	—	(24,064)	—	—	—

Consolidated total	$1,783,991	270,229	42,509	$62,223	$2,364,132

Interest income		(5,605)	—
Interest expense		24,524	—
Other expense		2,304	2,304

Earnings before income taxes		$249,006	$44,813

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

13. Contingencies

Environmental, product warranty and liability and legal matters as of September 30, 2009 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the nine months ended September 30, 2009 and 2008 were as follows:

	2009	2008
	(Dollars in thousands)
Balance at January 1	$53,586	$70,909
Provision	13,421	10,837
Charges	(17,149)	(12,774)
Currency translation	3,157	(2,302)

Balance at September 30	$53,015	$66,670

Product Liability

The Company is subject to numerous product liability claims, many of which relate to products no longer manufactured by the Company or its subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

14. Fair Value Measurements

On January 1, 2008, the Company adopted new accounting guidance regarding fair value measurements. The new guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The new guidance classifies the inputs used to measure fair value into the following hierarchy:

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value at September 30, 2009 were as follows (dollars in thousands):

Assets:
Foreign currency exchange contracts (1)	$—
Interest rate swaps (2)	6,516

Total assets at fair value	$6,516

Liabilities:
Foreign currency exchange contracts (1)	$5,758
Interest rate swaps (2)	14,775

Total liabilities at fair value	$20,533

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

15. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date through November 9, 2009, the financial statements issuance date, for appropriate accounting and disclosure.

16. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding business combinations. The guidance defines how acquirers recognize and measure the consideration transferred, assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired at their fair values as of the acquisition date. The guidance is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company adopted the guidance effective January 1, 2009 and it did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance regarding management’s assessment of subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the guidance outlines (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance in June 2009 and it did not have a material effect on the Company’s financial position or results of operations.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The use of the Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification in September 2009 and it did not have a material effect on the Company’s financial position or results of operations.

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

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements. This should be read in conjunction with other cautionary statements and risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

All references to the “Company,” “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries.

Business

We are a leading designer and manufacturer of high productivity mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. All of our products and services are marketed under the Bucyrus name. We have manufacturing facilities in Australia, China, Germany and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, the Czech Republic, England, Germany, India, Mexico, Poland, Peru, Russia, South Africa and the United States. The largest markets for our original equipment and aftermarket parts and service have historically been in Australia, Canada, China, Germany, India, South Africa, South America and the United States. In the future, we expect that the United States, Australia, Brazil, Canada, China, India and Russia will be increasingly important markets for our surface mining equipment and that the United States, China, Russia, Eastern Europe and India will be increasingly important markets for our underground mining equipment.

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

In our surface mining segment, overall quoting activity for our original equipment in the third quarter of 2009 increased slightly compared to the second quarter of 2009. We believe the increase in quoting activity primarily related to the strengthening of the oil sands and copper markets. We currently expect quoting activity for our surface mining original equipment to increase during the fourth quarter of 2009 compared with the third quarter of 2009.

We currently expect our surface mining aftermarket parts and service quoting activity during the fourth quarter of 2009 to remain generally consistent with the first nine months of 2009.

In our underground mining segment, overall quoting activity for our original equipment in the third quarter of 2009 was generally higher than the first and second quarter 2009 levels. We believe this increase was primarily due to improving coal prices and improving access to capital for our customers. We currently expect quoting activity for our underground mining original equipment during the fourth quarter of 2009 to remain consistent with third quarter 2009 levels.

Quoting activity for our underground mining aftermarket parts and service for the third quarter of 2009 was consistent with the second quarter of 2009. We currently expect our underground mining aftermarket parts and service quoting activity during the fourth quarter of 2009 to remain generally consistent with the third quarter of 2009.

Backlog

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our surface mining backlog is related to multi-year contracts that will generate revenue in future years.

During the quarter ended September 30, 2009 there were no cancellations of previously placed surface mining and underground mining original equipment orders. Approximately $28 million of orders in our underground mining original equipment backlog at December 31, 2008 were cancelled during the nine months ended September 30, 2009. The cancellations were primarily with customers in Central Appalachia of the United States. There were no refundable or nonrefundable down payments involved with any of these cancellations. There were no cancellations of our surface mining original equipment orders during the nine months ended September 30, 2009.

We have transferred certain original equipment orders previously scheduled to ship in 2009 to our 2010 shipping schedule due to the delay of capital equipment expenditures by certain of our large multinational customers. Through September 30, 2009, we have transferred approximately $200 million of planned 2009 original equipment shipments to 2010, primarily at the request of certain of our customers. We do not currently anticipate transferring shipment of additional 2009 original equipment orders to 2010, and we believe that increased sales of our aftermarket parts and service in 2009 will offset the decline in original equipment sales. We do not expect this transfer of orders to have a material adverse effect on our cash levels or liquidity in 2009. Inventory levels for the fourth quarter of 2009 are not expected to increase because of this transfer of orders since most raw materials have already been received or have been delayed to match the 2010 shipping schedule.

Our backlog at September 30, 2009 and December 31, 2008, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	September 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,127,219	$1,367,242	(17.6)%
Next 12 months	$731,481	$906,884	(19.3)%
Underground Mining:
Total	$809,465	$1,135,212	(28.7)%
Next 12 months	$571,620	$806,074	(29.1)%
Total:
Total	$1,936,684	$2,502,454	(22.6)%
Next 12 months	$1,303,101	$1,712,958	(23.9)%

New Orders

New orders were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)

Surface Mining:
Original equipment	$107,495	$202,341	(46.9)%	$235,668	$657,521	(64.2)%
Aftermarket parts and service	186,023	159,191	16.9%	504,188	778,980	(35.3)%

	293,518	361,532	(18.8)%	739,856	1,436,501	(48.5)%

Underground Mining:
Original equipment	207,931	467,092	(55.5)%	329,474	964,207	(65.8)%
Aftermarket parts and service	126,132	151,086	(16.5)%	370,847	448,541	(17.3)%

	334,063	618,178	(46.0)%	700,321	1,412,748	(50.4)%

Total:
Original equipment	315,426	669,433	(52.9)%	565,142	1,621,728	(65.2)%
Aftermarket parts and service	312,155	310,277	0.6%	875,035	1,227,521	(28.7)%

	$627,581	$979,710	(35.9)%	$1,440,177	$2,849,249	(49.5)%

The decrease in surface mining original equipment new orders for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was primarily due to a decline in electric mining shovel and blasthole drill new orders. Capital spending by our customers continues to be negatively impacted by the effect of current global economic conditions on commodities and credit markets.

The increase in surface mining aftermarket parts and service new orders for the quarter ended September 30, 2009 compared to the same period for 2008 was primarily in Australia due to current market conditions. Surface mining aftermarket parts and service new orders for nine months ended September 30, 2009 have declined in most markets compared to the same period for 2008 as a result of current global economic conditions; however, new orders have increased in China and Southern Africa. The increase in China was primarily the result of increased demand for coal resulting in higher Bucyrus equipment utilization rates, which required increased maintenance. The increase in Southern Africa was primarily the result of lower than normal new orders from some of our larger customers during the nine months ended September 30, 2008 compared to the same period for 2009. New orders for our surface mining aftermarket parts and service increased approximately 8% in the third quarter of 2009 compared to the second quarter of 2009. Included in surface mining aftermarket parts and service new orders for the nine months ended September 30, 2009 was $23.4 million related to multi-year contracts that will generate revenue in future years, compared to $278.3 million in the first nine months of 2008. Multi-year contracts vary in size and are not typically received on a regular basis.

Total surface mining new orders for the nine months ended September 30, 2009 were negatively impacted by approximately $26 million due to the effect of the stronger U.S. dollar on orders denominated in foreign currencies compared to the same period in 2008.

The decrease in underground mining original equipment new orders for the quarter ended September 30, 2009 compared to the same period for 2008 was primarily due to the timing of larger longwall new orders with customers in the United States, Germany and China during the third quarter of 2008 and reduced new orders in all product lines in 2009 as a result of current global economic conditions. The decrease in underground mining original equipment new orders for the nine months ended September 30, 2009 compared to the same period for 2008 was primarily due to the sale of five complete longwall systems to a customer in the Czech Republic in the first quarter of 2008 and the sale of multiple complete longwall systems to customers in the United States in 2008. Longwall and room and pillar new orders have been negatively impacted in 2009 as a result of current global economic conditions causing delays in capital spending by our customers and reduced coal prices.

The decrease in underground mining aftermarket parts and service new orders for the third quarter of 2009 compared to the same period for 2008 was primarily in the United States and Germany. The decrease in aftermarket new orders in the United States coincides with the decreased new orders for longwall systems in 2009 as discussed above, as United States customers tend to order aftermarket packages at the time they place a longwall system order. The decrease in aftermarket new orders in Germany was due to reduced coal production by our customers in 2009. The decrease in underground mining aftermarket parts and service new orders for the nine months ended September 30, 2009 compared to the same period for 2008 was in all markets, primarily a result of current global economic conditions causing customers to postpone longwall face extension projects that require large amounts of capital.

Total underground mining new orders for the nine months ended September 30, 2009 were negatively impacted by approximately $48 million due to the stronger U.S. dollar on orders denominated in foreign currencies compared to the same period in 2008.

Results of Operations

Quarter and Nine Months Ended September 30, 2009 Compared to Quarter and

Nine Months Ended September 30, 2008

	Quarter Ended September 30,
	2009		2008		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$675,767	—	$646,002	—	4.6%
Gross profit	$223,843	33.1%	$182,331	28.2%	22.8%
Selling, general and administrative Expenses	$71,405	10.6%	$66,285	10.3%	7.7%
Operating earnings	$136,566	20.2%	$102,953	15.9%	32.6%
Net earnings	$92,067	13.6%	$64,167	9.9%	43.5%

	Nine Months Ended September 30,
	2009		2008		% Change
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands)
Sales	$2,005,947	—	$1,783,991	—	12.4%
Gross profit	$599,290	29.9%	$498,012	27.9%	20.3%
Selling, general and administrative Expenses	$195,473	9.7%	$185,149	10.4%	5.6%
Operating earnings	$359,764	17.9%	$270,229	15.1%	33.1%
Net earnings	$231,248	11.5%	$167,565	9.4%	38.0%

Sales

Sales consisted of the following:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$119,800	$155,554	(23.0)%	$417,103	$437,631	(4.7)%
Aftermarket parts and service	193,093	181,594	6.3%	562,835	485,354	16.0%

	312,893	337,148	(7.2)%	979,938	922,985	6.2%

Underground Mining:
Original equipment	215,758	186,037	16.0%	613,348	512,653	19.6%
Aftermarket parts and service	147,116	122,817	19.8%	412,661	348,353	18.5%

	362,874	308,854	17.5%	1,026,009	861,006	19.2%

Total:
Original equipment	335,558	341,591	(1.8)%	1,030,451	950,284	8.4%
Aftermarket parts and service	340,209	304,411	11.8%	975,496	833,707	17.0%

	$675,767	$646,002	4.6%	$2,005,947	$1,783,991	12.4%

The decrease in surface mining original equipment sales for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was primarily due to decreased electric mining shovel sales, which was partially offset by increased percentage of completion revenue recognized from the manufacture and assembly of walking draglines in Australia and Canada.

The increase in surface mining aftermarket parts and service sales for the quarter ended September 30, 2009 compared to the same period for 2008 was primarily in the Chilean market with moderate increases in the Canadian and Chinese markets, offset by a decline in the Australian and Peruvian markets. The increase in surface mining aftermarket parts and service for the nine months ended September 30, 2009 compared to the same period for 2008 was primarily in the Chilean, United States, Chinese and Australian markets with a moderate increase in the Canadian market, offset by a moderate decline in the Peruvian market. The largest increase for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was in the Chilean market and was primarily the result of improved copper prices and increased machine utilization by some of our customers in this region. The increase in the United States market for the nine months ended September 30, 2009 compared to the same period for 2008 was primarily driven by increased capital spending by customers in the southwest region. The increase in the Chinese market for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was primarily due to increased part sales for original equipment sold to this market in recent prior periods. The decrease in the Australian market for the quarter ended September 30, 2009 compared to the same period for 2008 was due to current market conditions, and the increase in the Australian market for the nine months ended September 30, 2009 compared to the same period for 2008 was due to two large dragline projects. The increase in the Canadian market for the quarter ended September 30, 2009 compared to the same period for 2008 was due to large scheduled maintenance projects on electric mining shovels at several large Canadian customers and the increase in this market for the nine months ended September 30, 2009 compared to the same period for 2008 was primarily the result of backlog reductions related to prior period new orders. The decrease in the Peruvian market for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was the result of the expiration of a multi-year parts and service contract during 2008.

Total surface mining sales for the quarter and nine months ended September 30, 2009 were negatively impacted by approximately $6.2 million and $34.9 million, respectively, due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the same periods for 2008.

The increase in underground mining original equipment sales for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was the result of increases in all product lines.

The increase in underground mining aftermarket parts and service sales for the quarter and nine months ended September 30, 2009 compared to the same periods for 2008 was primarily due to increased longwall replacement projects in the United States market as well as increased sales in the Czech Republic market as the result of an acquisition in the fourth quarter of 2008, offset by a decline in the Southern African market due to a large longwall extension order in 2008. Many of the longwall replacement projects in the United States were ordered in 2008 as a result of mine conditions making it more economical to extend the lives of existing longwall systems instead of buying new systems. Sales for the third quarter of 2009 also increased in the Australian market as a result of large rebuild orders from customers to extend the lives of their existing Bucyrus mining equipment.

Total underground mining sales for the quarter and nine months ended September 30, 2009 were negatively impacted by approximately $11.6 million and $65.9 million, respectively, due to the effect of the stronger U.S. dollar on sales denominated in foreign currencies compared to the same periods for 2008.

Gross Profit

Gross profit and gross margin were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Gross profit	$223,843	$182,331	22.8%	$599,290	$498,012	20.3%
Gross margin	33.1%	28.2%	N/A	29.9%	27.9%	N/A

Gross profit was affected by purchase accounting adjustments as a result of the acquisition of DBT GmbH (“DBT”) in 2007 as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
(Increase) decrease due to purchase accounting adjustments	$(483)	$(629)	$(1,432)	$11,262
Gross margin increase (reduction)	—	0.1%	0.1%	(0.6)%

The increase in gross profit for the quarter ended September 30, 2009 compared to the same period for 2008 was primarily due to the mix of original equipment sales in both of our surface and underground mining segments and increased underground mining segment sales. The increase in year-to-date 2009 gross profit was primarily due to increased sales in both our surface and underground mining segments and the mix of original equipment sales in our surface mining segment. Excluding the effect of the DBT purchase accounting adjustments, gross profit was 33.0% of sales for the third quarter of 2009 compared to 28.1% of sales for the third quarter of 2008 and 29.8% of sales for the nine months ended September 30, 2009 compared to 28.5% of sales for the nine months ended September 30, 2008. The increase in gross margin for the quarter and nine months ended September 30, 2009 compared to the same periods last year was primarily due to the mix of margins on original equipment orders, raw material cost reductions, improved efficiencies in our manufacturing operations, and moving some subcontract work back into our facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Selling, general and administrative expenses	$71,405	$66,285	7.7%	$195,473	$185,149	5.6%
Percent of sales	10.6%	10.3%	N/A	9.7%	10.4%	N/A

Selling, general and administrative expenses included $1.6 million and $5.3 million, respectively, of severance expense for the quarter and nine months ended September 30, 2009 compared to $0.3 million of severance income and $0.9 million of severance expense for the same periods of 2008. Selling general and administrative expenses for the quarter and nine months ended September 30, 2009 included a $3.3 million loss on the sale of certain assets in Poland.

Research and Development Expenses

Research and development expenses for the third quarter of 2009 were $11.3 million, or 1.7% of sales, compared to $8.9 million, or 1.4% of sales, for the third quarter of 2008. These expenses for the nine months ended September 30, 2009 were $29.9 million, or 1.5% of sales, compared to $27.4 million, or 1.5% of sales, for the nine months ended September 30, 2008.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the DBT acquisition was $4.2 million for the third quarter of 2009, compared to $3.8 million for the third quarter of 2008, and were $12.9 million for the nine months ended September 30, 2009, compared to $14.1 million for the nine months ended September 30, 2008. Amortization of intangible assets acquired in the DBT acquisition is expected to be approximately $4.3 million to $4.8 million per quarter through April 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
Surface mining	$78,180	$72,269	8.2%	$224,417	$190,872	17.6%
Underground mining	72,597	39,874	82.1%	165,113	103,421	59.7%

Total operations	150,777	112,143	34.5%	389,530	294,293	32.4%
Corporate	(14,211)	(9,190)	(54.6)%	(29,766)	(24,064)	(23.7)%

Consolidated total	$136,566	$102,953	32.6%	$359,764	$270,229	33.1%

The increase in operating earnings for the third quarter of 2009 was primarily due to increased gross profit as a result of higher sales in both of our segments and improved gross margins as discussed above. Operating earnings for our underground mining segment were reduced by purchase accounting adjustments related to the acquisition of DBT of $3.5 million and $11.0 million for the quarter and nine months ended September 30, 2009, respectively, compared to $3.1 million and $24.8 million for the quarter and nine months ended September 30, 2008, respectively.

Interest Expense

Interest expense for the third quarter of 2009 was $6.8 million compared to $7.9 million for the third quarter of 2008 and was $20.3 million for the nine months ended September 30, 2009 compared to $24.5 million for the nine months ended September 30, 2008. The decrease in interest expense in 2009 was primarily due to lower interest rates on our term loan debt.

Other Expense

Other expense for the third quarter of 2009 was $0.1 million compared to $0.8 million for the third quarter of 2008 and was $5.7 million for the nine months ended September 30, 2009 compared to $2.3 million for the nine months ended September 30, 2008. The increase for the first nine months of 2009 was primarily due to $3.1 million of losses that were reclassified from accumulated other comprehensive income into earnings due to the discontinuance of cash flow hedges. The cash flow hedges were concurrently settled and extended because an original forecasted transaction did not occur within the original specified time period as a result of customer requested delays of two orders in our underground mining segment. We anticipate that the losses will be recovered in 2010 when the hedges come due.

Net Earnings

Net earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands, except per share amounts)
Net earnings	$92,067	$64,167	43.5%	$231,248	$167,565	38.0%
Fully diluted net earnings per share	$1.21	$0.85	42.4%	$3.05	$2.23	36.8%

Net earnings were reduced (increased) by amortization of purchase accounting adjustments related to the acquisition of DBT as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$—	$—	$—	$12,088
Amortization of intangible assets	4,183	3,796	12,927	14,054
Depreciation of fixed assets	(654)	(655)	(1,936)	(1,337)

Operating earnings	3,529	3,141	10,991	24,805
Income tax benefit	1,229	1,042	3,705	8,117

Total	$2,300	$2,099	$7,286	$16,688

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings for the quarter and nine months ended September 30, 2009, in each case compared to the same period in the prior year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
(Decrease) increase in sales	$(17,796)	$26,103	$(100,801)	$49,329
(Decrease) increase in gross profit	$(5,921)	$6,667	$(27,624)	$10,619
(Decrease) increase in operating earnings	$(3,329)	$4,214	$(17,362)	$5,351

EBITDA

EBITDA was as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)
EBITDA	$152,129	$115,778	31.4%	$400,298	$312,738	28.0%

EBITDA as a percent of sales	22.5%	17.9%	N/A	20.0%	17.5%	N/A

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net earnings	$92,067	$64,167	$231,248	$167,565
Interest income	(1,109)	(1,475)	(3,539)	(5,605)
Interest expense	6,802	7,897	20,328	24,524
Income tax expense	38,750	31,596	106,028	81,441
Depreciation	10,241	8,642	29,434	27,295
Amortization (1)	5,378	4,951	16,799	17,518

EBITDA (2)	152,129	115,778	400,298	312,738

Changes in assets and liabilities	14,117	(141,714)	(154,827)	(134,136)
Non-cash stock compensation expense	2,608	1,082	7,598	5,061
Loss on disposal of fixed assets (3)	3,315	194	3,691	759
Interest income	1,109	1,475	3,539	5,605
Interest expense	(6,802)	(7,897)	(20,328)	(24,524)
Income tax expense	(38,750)	(31,596)	(106,028)	(81,441)

Net cash provided by (used in) operating activities	$127,726	$(62,678)	$133,943	$84,062

Net cash used in investing activities	$(7,865)	$(12,921)	$(42,128)	$(58,297)

Net cash (used in) provided by financing activities	$(86,016)	$2,782	$(64,440)	$(20,431)

(1)	Includes amortization of intangible assets and debt issuance costs.
(2)	Certain charges that were deducted in calculating EBITDA for each of the periods presented is presented in the following table. These items include (a) non-cash stock compensation expense related to our equity incentive plans, (b) severance expenses for personnel changes in the ordinary course, (c) loss on disposals of fixed assets in the ordinary course, and (d) the inventory fair value purchase accounting adjustment related to the acquisition of DBT charged to cost of products sold. We believe this table, when reviewed in connection with our presentation of EBITDA, provides additional information that is useful to our management and investors for measuring comparative operating performance between time periods and among companies. In addition to EBITDA, our management assesses the charges presented in this table when preparing our annual operating budget and financial projections. Specifically, we believe that this table allows our management and investors to assess our operating performance during the periods these charges were incurred, on a consistent basis with the periods during which these charges were not incurred.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Non-cash stock compensation expense	$2,608	$1,082	$7,598	$5,061
Severance expenses	1,582	(306)	5,263	884
Loss on disposal of fixed assets	3,315	194	3,691	759
Inventory fair value adjustment charged to cost of products sold	—	—	—	12,088

	$7,505	$970	$16,552	$18,792

(3)	Reflects losses on the disposal of fixed assets in the ordinary course and a $3.3 million loss in the quarter ended September 30, 2009 related to the sale of certain assets in Poland.

Liquidity and Capital Resources

Description of Credit Facilities

Our credit facilities include a secured revolving credit facility of $357.5 million, an unsecured German revolving credit facility of €65.0 million, each of which mature on May 4, 2012, and a term loan facility of $400.0 million plus €75.0 million with a maturity date of May 4, 2014. The entire secured revolving credit facility may be used for letters of credit. At September 30, 2009, we had no borrowings under our secured or unsecured revolving credit facilities. At December 31, 2008, we classified the entire secured revolving credit facility balance of $55.2 million as current maturities of long-term debt and short-term obligations because we intended to repay the outstanding balance within 12 months.

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

At September 30, 2009, the amount potentially available for borrowing under our secured revolving credit facility was $285.3 million, after taking into account $72.2 million of issued letters of credit. The amount potentially available for borrowing under our unsecured German credit facility at September 30, 2009 was $54.3 million (€37.1 million), after taking into account $40.9 million (€27.9 million) of issued letters of credit. At September 30, 2009, we had borrowings under our term loan facility of $499.5 million ($392.0 million plus €73.5 million). To manage a portion of our exposure to changes in LIBOR-based interest rates, we have entered into interest rate swap agreements that effectively fix the interest payments on $477.4 million ($375.0 million plus €70.0 million) of outstanding borrowings under our term loan facility at a weighted average interest rate of 3.4%, plus the applicable spread. The remaining $22.1 million of outstanding term loan borrowings at September 30, 2009 were at a weighted average interest rate of 1.9%, plus the applicable spread.

Our credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. Our financial covenants require that we maintain a total leverage ratio, calculated on a trailing four-quarter basis, of not more than 3.50 to 1.00. The total leverage ratio is calculated as the ratio of consolidated indebtedness (which is net of cash) to consolidated operating profit (which excludes, among other things, certain non-cash charges, as discussed more fully in the credit facilities). At September 30, 2009, we were in compliance with all covenants and other requirements in our credit facilities.

At September 30, 2009, there were approximately $169.0 million of standby letters of credit outstanding under all of our bank facilities.

Cash Requirements

Our cash balance increased to $143.5 million at September 30, 2009 from $104.6 million at June 30, 2009 and from $102.4 million at December 31, 2008. The increase was primarily the result of increased cash receipts from customers. We have contributed $26.1 million to our United States pension plans during the nine months ended September 30, 2009, including $10.4 million in the third quarter.

Our customers generally are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material adverse effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facilities. If additional borrowings are necessary during the fourth quarter of 2009, we believe we have sufficient capacity under our existing revolving credit facilities.

Inventory increased to $667.2 million at September 30, 2009 from $616.7 million at December 31, 2008. The increase was primarily in our underground mining segment due to an unsold order in work-in-process inventory that is expected to be sold in the near term, a build up of work-in-process on orders that were delayed per our customers’ requests during the second quarter, and a build up of work-in-process on aftermarket rebuild orders in Australia. Our underground mining segment finished goods have also increased to support new longwall shearer production in the United States. Inventory in our surface mining segment has increased to a lesser extent due to ordering raw materials for original equipment orders in advance of the current production schedule, including for orders that have been transferred to 2010. Inventory also increased due to the effect of the weaker dollar on inventories valued in foreign currencies. Consolidated inventory turns were 3.0 at September 30, 2009.

Capital expenditures for the nine months ended September 30, 2009 were $34.5 million compared to $62.2 million for the nine months ended September 30, 2008. Included in capital expenditures for the nine months ended September 30, 2009 and 2008 were $9.6 million and $33.1 million, respectively, related to our surface mining expansion program and additional renovations of our South Milwaukee, Wisconsin facilities. We expect our capital expenditures in 2009 to be approximately $55 million, which includes approximately $2.8 million to complete the expansion of our facility in Wyoming, approximately $6.7 million for the completion of phase three of our South Milwaukee, Wisconsin expansion and approximately $5.6 million for the additional renovations at our South Milwaukee, Wisconsin facility. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected capital expenditures during the fourth quarter of 2009.

At September 30, 2009, we had contractual obligations of approximately $2.1 million with respect to our surface mining expansion and renovation programs. There have been no other material changes to the contractual obligations as presented in our Form 10-K for the year ended December 31, 2008.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest, dividends and income taxes of approximately $7 million, $2 million and $55 million to $60 million, respectively, during the fourth quarter of 2009.

During the fourth quarter of 2009, we anticipate continued positive cash flows from operations. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our cash requirements for the fourth quarter of 2009. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At September 30, 2009, we had $645.2 million of accounts receivable compared to $636.5 million at December 31, 2008. Receivables at September 30, 2009 and December 31, 2008 included $335.4 million and $209.7 million, respectively, of revenues from long-term contracts recognized using percentage of completion accounting that were not billable at these dates. We anticipate increased invoicing and collection of these receivables over the next several quarters.

Included in our September 30, 2009 accounts receivable balance was an additional $90.5 million related to order delays, of which we expect to collect approximately $1.5 million during the fourth quarter of 2009. Customer requested delays of sold orders, poor conditions in global financial markets or global or regional recessionary economic conditions could cause us difficulty in collecting outstanding accounts receivable.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process and these payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on our variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $477.4 million ($375.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of September 30, 2009. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of September 30, 2009 would not have a material effect on our interest expense on an annual basis.

Foreign Currency

We sell most of our surface mining original equipment, including equipment sold directly to foreign customers, in United States dollars, and we sell most of our underground mining original equipment in either United States dollars or euros. We sell most of our underground mining aftermarket parts in either United States dollars or euros, with some aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our surface mining aftermarket parts in United States dollars, with some aftermarket parts sales denominated in the local currencies of various foreign markets. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

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

Based on our derivative instruments outstanding at September 30, 2009, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC.
(Registrant)

/S/ MARK J. KNAPP
Date: November 9, 2009	Mark J. Knapp Corporate Controller Principal Accounting Officer

/S/ CRAIG R. MACKUS
Date: November 9, 2009	Craig R. Mackus Chief Financial Officer and Secretary Principal Financial Officer

/S/ TIMOTHY W. SULLIVAN
Date: November 9, 2009	Timothy W. Sullivan President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Severance Agreement between Kenneth W. Krueger and Bucyrus International, Inc., dated September 3, 2009 (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2009).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarters and nine months ended September 30, 2009 and 2008, (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2009, (iii) the Consolidated Condensed Balance Sheets as of September 30, 2009 and December 31, 2008, (iv) the Consolidated Condensed Statements of Cash Flows for the quarters and nine months ended September 30, 2009 and 2008, and (iv) Notes to Consolidated Condensed Financial Statements.