Form 10-K
period 2009-12-31
BUCYRUS INTERNATIONAL INC
filed 2010-03-01
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark

One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $2.1 billion as of June 30, 2009, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 22, 2010, 80,869,261 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

1)	Portions of our 2009 Annual Report to Stockholders are incorporated by reference in Part II.

2)	Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on April 22, 2010 are incorporated by reference in Part III.

PART I

SOURCES OF MARKET AND INDUSTRY DATA

This report includes market share and industry data and forecasts that Bucyrus International, Inc. (“we”, “us”, “our”, “Bucyrus”) has obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Information for our surface mining segment regarding historical equipment sales, industry surveys of equipment installation and industry aftermarket purchasing and sales information are derived primarily from databases maintained by the Parker Bay Company, which specializes in providing market research for the mining and earthmoving equipment industries. Third party surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third party sources nor have we ascertained that the underlying economic assumptions relied upon therein. Similarly, internal company surveys and reports, industry forecasts and market research, which we believe to be reliable based upon our knowledge of the industry, have not been verified by any independent sources. In addition, we do not know what assumptions regarding general worldwide or country specific economic growth were used in preparing the third party forecasts cited in this report. Except where otherwise noted, statements as to our position relative to our competitors or as to market share refer to the then most recent available data.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of our future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could cause our actual results to differ materially from those anticipated in such forward-looking statements and could adversely affect our actual results of operations and financial position include, without limitation:

•	our ability to integrate the acquired operations of Terex Mining and to realize expected synergies and expected levels of sales and profit from this acquisition;

•	the availability of operating cash to service our indebtedness, including the substantial indebtedness incurred to acquire Terex Mining;

•	liabilities relating to Terex Mining which are unknown to us;

•	dependence on Terex Mining internal control systems for compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	our ability to fulfill certain employment obligations in connection with our acquisition of Terex Mining;

•	our entering into a new line of business in which certain of our competitors have substantially more experience than we do as a result of our acquisition of Terex Mining;

•

the cyclical nature of the sale of original equipment due to fluctuations in market prices for coal, copper, oil, iron ore and other minerals, changes in general economic conditions, changes in interest rates, changes in customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	changes in global financial markets and global economic conditions;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	our ability to attract and retain skilled labor;

•	our reliance on local partners in foreign countries;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	our ability to successfully implement a new Enterprise Resource Planning (“ERP”) system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation; and

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule.

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

ITEM 1.  BUSINESS

Terex Mining Acquisition

On February 19, 2010, we completed the acquisition of the mining equipment business (“Terex Mining”) of Terex Corporation for $1.0 billion in cash and 5,809,731 shares of our common stock, subject to certain post-closing net assets, net debt and other adjustments. Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to our existing product lines. As a result of this acquisition, we have significantly expanded our product portfolio, which will allow us to compete in a larger portion of the mining machinery market. We believe that this expanded product portfolio will make us the premier supplier of mining equipment.

Also on February 19, 2010, we entered into an amendment to our existing credit agreement to provide for an additional new secured term loan of $1.0 billion and $167.5 million of additional revolving credit facilities to fund the cash portion of the purchase price for Terex Mining and provide us with new revolving credit facilities to support our future working capital needs and capital expenditure plan.

Terex Mining Acquisition Rationale

We expect that our acquisition of Terex Mining will make us the premier supplier of mining equipment. We believe that this acquisition will allow us to (i) expand our global geographic footprint since there is little geographic overlap between our current operations and the operations of Terex Mining; (ii) diversify our product portfolio across a broader range of commodities; (iii) double our potential market to approximately $30 billion; and (iv) utilize the services of an expanded team of approximately 10,000 employees and contract employees in nearly 100 locations around the world as of the date of the acquisition.

Strategic and Financial Benefits of the Terex Mining Acquisition

Enhanced Scale and Scope.    Terex Mining produces the world’s largest hydraulic excavators, rugged haul trucks, advanced drilling machines and highwall mining systems. Terex Mining has 38 facilities around the world with approximately 2,100 employees. As a result of this acquisition, we have expanded our product offering into the growing hydraulic excavator market, as well as the truck and hydraulic track drill product categories.

Diversified Customer, Commodities and Geographic End Markets.    We expect to benefit from Terex Mining’s strong presence in the Asia Pacific (“APAC”) region. With this acquisition, our sales in the APAC region are expected to increase. We will also be able to diversify our overall commodity exposure by reducing our percentage of total sales generated by coal-related mining equipment and increasing our percentage of total sales generated by iron ore related mining equipment.

Aftermarket Revenue Opportunities.    The acquisition of Terex Mining should also generate additional aftermarket revenue opportunities. As a result of this acquisition, our installed base of machinery has grown from approximately $30 billion to approximately $40 billion. With a broader product portfolio, we expect an increase in opportunities for aftermarket parts and services.

Incremental Access to Growing Economies.    The acquisition of Terex Mining has increased our access to growing economies. Terex Mining is well positioned in the fast-growing, developing countries of Brazil, Russia, India and China. In the surface mining market, Terex Mining has been successful in China and Indonesia, regions where we currently have little to no market share on a standalone basis.

Significant Synergy Potential.    The acquisition of Terex Mining should allow us to benefit from synergies to enhance our earnings potential in 2010. We expect to be able to realize over $100 million in annual run-rate operating synergies, which we believe may be achievable by 2012. A substantial portion of these synergies are expected to result from the integration of our global manufacturing facilities and leveraging manufacturing centers of excellence, as well as the integration of market distribution, engineering and product development resources. Additional cost savings are expected to be realized through the integration of management functions and reducing purchasing expenses, similar to our successful integration of DBT GmbH following its acquisition in May 2007.

Cultural Similarities.    The culture across the mining industry is both universal and unique. We expect that the established culture at Terex Mining will blend well with ours and help facilitate the integration process.

Company Overview

We are a leading designer and manufacturer of safe and highly productive mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. We operate in two business segments: surface mining (including the principal products of Terex Mining) and underground mining. All of our products and services, except those acquired as part of the acquisition of Terex Mining, are marketed under the Bucyrus name. We have manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States, and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Indonesia, Mexico, Peru, Russia, South Africa and the United States. The largest markets for our surface mining original equipment and aftermarket parts and service have historically been in Australia, Canada, China, India, South Africa, South America and the United States. We expect these markets to continue to be our largest surface mining equipment markets and we expect growth in the Russian and Indonesian markets. The largest markets for our underground mining original equipment and aftermarket parts and service have historically been in the United States, Germany, Australia and China. We expect these markets, except for Germany, to continue to be our largest underground mining equipment markets, and we expect growth in the Russian, Eastern European and Indian markets.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. Market prices for coal, copper, iron ore and oil generally were weak for the first half of 2009. However, the global economic downturn that started in the latter part of 2008 began to improve during the second half of 2009, causing commodity prices to stabilize and then improve during the second half of 2009. Global economic conditions and the conditions of global financial markets negatively impacted capital spending by our customers in both of our segments in 2009.

Our aftermarket parts and service sales tend to be less cyclical than our original equipment sales. Our original equipment is typically kept in continuous operation by our customers for four to 40 years, requiring regular maintenance and repair throughout its productive life. The size of our installed base of surface and underground mining original equipment at December 31, 2009 was approximately $20 billion (increasing to approximately $30 billion with the acquisition of Terex Mining) and $10 billion, respectively, based on estimated replacement value. This installed base of original equipment provides the foundation for our future aftermarket sales. Our ability to provide on-time delivery of reliable parts and prompt service are other important drivers of our aftermarket sales.

The mix of our original equipment and aftermarket sales was as follows:

	Year Ended December 31,
	2009	2008	2007
Surface Mining:
Original equipment	41.6%	48.6%	43.0%
Aftermarket parts and service	58.4%	51.4%	57.0%
Underground Mining:
Original equipment	60.1%	60.3%	65.3%
Aftermarket parts and service	39.9%	39.7%	34.7%
Total:
Original equipment	51.1%	54.3%	52.5%
Aftermarket parts and service	48.9%	45.7%	47.5%

A substantial portion of our sales and operating earnings is attributable to our operations located outside the United States. We generally sell our surface mining original equipment, including that sold directly to foreign customers, and most of our aftermarket parts in either United States dollars or euros. Our underground mining original equipment is generally sold in either United States dollars or euros. A portion of our aftermarket parts sales is denominated in the currency of the country in which our products are sold. Aftermarket services are paid for primarily in local currency, which is naturally hedged by our payment of local labor in local currency.

We incorporated in Delaware in 1927 as the successor to a business that began producing excavation machines in 1880.

Our Industry

The surface mining equipment that we manufacture and service is used primarily in coal, copper, oil sands, iron ore, gold and other mineral mines worldwide. The underground mining equipment that we manufacture and service is used primarily in coal mines worldwide. Growth in demand for these commodities is generally a function of population growth and continuing improvements in standards of living in many areas of the world. The market for original equipment tends to be somewhat cyclical in nature due to market fluctuations for these commodities; however, the aftermarket for parts and services is generally more stable because this expensive, complex equipment is typically kept in continuous operation for four to 40 years and requires regular maintenance and repair throughout its productive life.

We are one of the leading suppliers of surface and underground mining equipment and we believe that with the acquisition of Terex Mining, we are the premier supplier of mining equipment. In addition, in various product lines several niche players compete. Our original equipment is primarily used by large multinational companies engaged in mining for a variety of commodities, primarily coal. We believe that recent consolidation within the mining industry has resulted in larger, well-capitalized companies being better positioned to withstand commodity price cycles.

Coal.    Coal is the world’s most abundant low-cost energy source and is a critical source of energy for many countries. There are two primary types of coal: steam or thermal coal, which is used to generate electricity, and coking or metallurgical coal, which is required to produce steel. Coal accounts for nearly one-half of global electricity generation, more than double natural gas, the second largest energy source, according to the International Energy Agency. Demand for coking coal has risen in recent years in tandem with the increased demand for steel. The largest coal producing nations in 2008 were China, the United States, India, Australia, Russia, Indonesia, South Africa, Kazakhstan, Poland and Colombia according to the Energy Information Administration. We believe that large amounts of coal reserves and significant coal infrastructure make transitions from coal to other energy sources more difficult. Additionally, new clean coal technologies, flue gas desulphurization and carbon capture and storage help to mitigate environmental and regulatory concerns, and new technologies, such as gasification and liquefaction, create opportunities for future growth in the use of coal.

China and India, which together account for 37% of the world’s population as of December 15, 2009 according to the U.S. Census Bureau, have fast-growing economies and limited domestic energy sources other than coal. According to the British Petroleum Statistical Review of World Energy (“BP Energy”) and World Energy Outlook, China’s coal demand was 2.1 billion tonnes of coal equivalent in 2008 and is expected to be 2.6 billion tonnes of coal equivalent by 2015 and 3.4 billion tonnes of coal equivalent by 2030. According to the same sources, India’s coal demand was 0.3 billion tonnes of coal equivalent in 2008 and is expected to be 0.4 billion tonnes of coal equivalent by 2015 and 0.8 billion tonnes of coal equivalent by 2030.

Copper, Oil Sands, Iron Ore and Other Minerals.    Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. Demand for copper is driven by accelerating economic growth in the developing world and continued consumption in the developed world. According to the International Copper Study Group, worldwide mine production of copper was 15.4 million tons in 2008 and was projected to increase to 15.8 million tons in 2009 and 16.9 million tons in 2010.

Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. According to the Energy Resources Conservation Board, an independent quasi-judicial agency of the Government of Alberta, the oil sands in the Athabasca region of northern Alberta, Canada are believed to contain the equivalent of 315 billion barrels of oil, of which 170 billion has already been established as commercially viable using today’s extraction methods. According to Oil and Gas Journal, Saudi Arabia had approximately 266.7 billion barrels of proven oil reserves at the end of 2008.

Iron ore is one of the only sources of primary iron used to make steel and is mined in more than 50 countries. The market for iron ore is largely a function of the demand for steel. According to the Australian Bureau of Agricultural and Resource Economics, worldwide production of iron ore in 2008 was 1.7 billion tons, is estimated to be 1.7 billion tons in 2009 and is forecasted to increase to 1.8 billion tons in 2010.

We have also been successful in selling our equipment for use in the mining of various other minerals including gold, uranium, diamonds, molybdenum, phosphate, bauxite and trona.

Surface Mining Segment

Overview

We design, manufacture and market draglines, electric mining shovels, hydraulic excavators, off-highway haul trucks, rotary blasthole drills, hydraulic track drills and highwall miners used for surface mining and provide the aftermarket replacement parts and service for these machines. Based on the assessment of original equipment estimated replacement value, we believe that we have the largest installed base of this original equipment in the world and are the leading market provider of draglines and large rotary blasthole drills. Our products are sold to customers throughout the world in nearly every market where surface mining is conducted with modern methods. Our products are continuously evolving as improvements in design and technology emerge, with the goal of providing our customers maximum productivity and cost effectiveness. We concentrate on producing technologically advanced machines that enable our customers to conduct cost-efficient operations. We utilize alternating current (“AC”) drive technology for both draglines and electric mining shovels and offer advanced computer control systems which allow technicians at our headquarters to remotely monitor and adjust the operating parameters of suitably equipped machines.

Growth in the surface mining industry is driven by increased demand for surface mined commodities such as copper (especially in South America), oil sands (Canada), iron ore (China, Brazil and Australia) and coal (China, the United States, India, Australia, South Africa and Russia). We believe that the potential for increased surface mining of coal in China and India is promising.

Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our installed base of surface mining original equipment of approximately $20 billion (increasing to approximately $30 billion with the acquisition of Terex Mining), based on estimated replacement value, at December 31, 2009. Our installed base of original equipment provides the foundation for our surface mining aftermarket activities. Our aftermarket parts and service operations, which historically have been more stable and more profitable than our original equipment sales, have accounted for approximately 63% of our total sales over the last 10 years. Over that period and throughout various commodities cycles, our aftermarket sales have sustained a compound annual sales growth rate of approximately 15% through December 31, 2009. We have established a global presence with a network of 28 sales and service centers (plus two that are combined surface mining and underground mining sales and service centers) located in all countries where major surface mining operations are located. We manufacture our original equipment and the majority of our aftermarket parts at our facilities in South Milwaukee and Milwaukee, Wisconsin; Dortmund, Germany; Dennison, Texas; Acuna, Mexico; Halifax, United Kingdom; Perth, Australia; and Beckley, West Virginia.

Original Equipment

Our surface mining original equipment includes draglines, electric mining shovels, hydraulic excavators, drills, off-highway haul trucks and highwall miners.

Draglines.    Draglines are primarily used in coal mining applications to remove overburden (i.e., the rock and soil that lies above the coal being mined) by dragging a large bucket through the overburden and carrying it away. Our primary draglines weigh from 1,900 to 8,400 tons and are typically described in terms of their “bucket size,” which typically range from 31 to 152 cubic yards. Our primary models range in price from approximately $65 million to $200 million per dragline for turnkey installations. Draglines are the largest and most expensive type of surface mining equipment but offer customers the lowest cost per ton of material moved. The average life of our draglines is approximately 40 years.

Electric Mining Shovels.    Mining shovels are primarily used to load copper, coal, oil sands, iron ore, other mineral bearing materials, overburden or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, smaller and more maneuverable. An electric mining shovel offers significantly lower cost per ton of mineral mined over a longer period of time as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper or load capacity. We offer a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from nine to 80 cubic yards and prices range from approximately $5 million to $25 million per shovel, with the selling price of our most popular shovels being in the upper part of this range. Our electric mining shovels have an average life of approximately 15 years.

In recent years, we have developed the innovative 495 Series High-Performance shovels. The highlights of this series include planetary gear configuration, insulated gate bipolar transistor, or IGBT, electrics and a third rail swing system to enhance shovel operation through increased efficiency and lower maintenance costs. A fully modularized electrical room ships directly to the field to facilitate the field assembly process. The Bucyrus HydraCrowd™, a hydraulic driven crowd mechanism first introduced in 2008, increases shovel productivity and reduces rope changeout safety risks. In 2009, we launched our new LatchFree™ Dipper System. The LatchFree™ dipper reduces unplanned downtime events experienced on our electric mining shovels. We are focused on continuous reliability enhancements to support our customers’ needs. Since machine downtime results in lost revenue for customers, shovel availability is vitally important in mining operations.

Hydraulic Excavators.    Hydraulic excavators in shovel or backhoe versions are primarily used to dig overburden and minerals and load them into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world. We offer a line of hydraulic excavators ranging in size class from 100 ton to 1,000 ton. Our hydraulic excavators feature patented TriPower technology for increased digging forces and greater productivity. In particular, our 1,000 ton RH 400 is the world’s largest hydraulic excavator and is capable of carrying up to 90 tons. Prices range from approximately $0.9 million to $15 million per excavator. Our hydraulic excavators have an average life of approximately seven to 15 years.

Drills.    Many surface mines require breakage of rock, overburden or ore by blasting with explosives. To accomplish this, it is necessary to bore out a pattern of holes in the ground area to be mined into which explosives are then placed. Drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. We offer a line of rotary blasthole drills ranging in hole diameter size from 6.0 inches to 17.5 inches and ranging in price from approximately $0.6 million to $6 million per drill, depending on machine size and other variable features. The selling price of our most popular rotary blasthole drills is in the upper part of this range. Our rotary blasthole drills have an average life of approximately 10 to 15 years.

Modular design techniques have been applied to our rotary blasthole drills (excluding the drill product line acquired through the acquisition of Terex Mining) to provide ease of maintenance by simplifying equipment change outs and servicing. A new automated bit change carousel option has been added to our 49HR drill, which is intended to increase productivity and reduce bit changeout safety risks. Our 49HD drill has the production capabilities of larger machines and the flexibility, speed and maneuverability of smaller machines.

We also offer a wide selection of hydraulic track drills that range in hole diameter size from 2.5 inches to six inches for quarrying, construction and utility applications. Our exclusive hydraulic system provides faster operation and reduced fuel usage. Prices average $0.5 million per drill. Our hydraulic track drills have an average life of approximately seven to 10 years.

Off-Highway Haul Trucks.    Our truck business consists of a series of rear dump trucks ranging in size from 150 to 400 tons. High capacity surface mining trucks are off-road dump trucks. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Our trucks are engineered to minimize the cost of ownership for the customer. Prices can be up to $6 million per truck. Our trucks have an average life of approximately eight to 10 years.

Highwall Miners.    Our highwall mining equipment is used for cost effective mining of residual coal seams from the surface. This equipment is comprised of a self-contained coal mining system that remotely mines underground coal from the surface of a strip mining operation to predetermined depths. Prices range up to $12 million per unit.

Aftermarket Parts and Services

We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of original equipment. Customer purchases of aftermarket parts and services over the life of certain of our original equipment can exceed the initial purchase price of the original equipment. Our aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey assembly and equipment operation. We also distribute less sophisticated components that are consumed in the normal course of machine operation. A substantial portion of our international repair and maintenance services are provided through our global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, England, India, Indonesia, Mexico, Peru and South Africa.

We generally realize higher gross margins on sales of aftermarket parts than on sales of original equipment. Moreover, because our original equipment tends to operate continuously in all market conditions with expected lives ranging from approximately seven to 40 years and have predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our original equipment, which is closely correlated with expectations of sustained strength in commodity markets.

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

Our aftermarket parts and service sales have generally grown consistently over the past 10 years. For most of our customers, mining continues even during periods of lower commodity prices, maintaining demand for aftermarket parts and services, although competition from independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers tends to intensify during periods of commodity price weakness. We continue to try to improve our performance in key areas such as quality, reducing lead times, increasing on-time delivery and maintaining an information technology infrastructure that motivate customers to purchase their aftermarket parts and services from us. We believe our emphasis on quality and technology has further increased customer motivation to use more of our aftermarket parts and services. We believe that our continued focus on on-time delivery, competitive lead times and enhanced information technology systems combined with our comprehensive offerings of quality aftermarket components and installation services and our development of key supplier alliances position us to compete effectively for most aftermarket opportunities.

Aftermarket sales accounted for approximately 58%, 51% and 57% of our surface mining sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Customers

Most of our customers are large multinational corporations with operations in the various major surface mining markets throughout the world and state owned enterprises. In recent years, customers have reduced their operating costs by employing larger, more efficient machines such as those we produce and have become increasingly sophisticated in their use and understanding of technology. Our focus on incorporating advanced technology such as AC drives and advanced controls has increased customer adoption of our product offerings. Further, we believe that these developments have contributed to increased demand for our aftermarket parts and services since we are well-equipped to provide the more sophisticated parts, product technical knowledge and service required by customers who use more complex and efficient machines.

Over the past five years, our surface mining customers have conducted their most significant operations in South America, the United States, Canada, Australia, India and China. We expect China and India to experience the most growth in surface mining in the future. In the aggregate, sales of our surface mining original equipment were $534.5 million, $622.9 million and $398.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and sales of our surface mining aftermarket parts and services were $750.5 million, $660.9 million and $528.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our customers purchase our aftermarket parts and services because they are high quality, reliable and durable products, and our services are well suited to the long productive lives of our original equipment.

Our customers operate under a high fixed cost structure. Small savings on the initial purchase of original equipment may be offset by less efficient operations and greater down time. Furthermore, our customers’ operations are often conducted in remote areas and the large capital investment and long lead time associated with the purchase and erection of a machine encourages many customers to select more reliable and efficient machines and to keep these machines in continuous operation for as long as possible. As a result, our customers are focused on quality as well as price and expect us to offer comprehensive aftermarket parts and services to increase their efficiency and reduce downtime.

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. Our top five customers in each of the years ended December 31, 2009, 2008 and 2007 collectively accounted for approximately 50%, 43% and 27%, respectively, of our total surface mining sales. We believe these relatively high percentages reflect the recent consolidation within the mining industry.

Competitors

Our primary global competitor in electric mining shovels and draglines historically has been Joy Global Inc.’s P&H Mining Equipment division (“P&H”). For certain applications, our small electric mining shovels also compete against the biggest hydraulic excavators made by several worldwide manufacturers and local and regional competitors, including quasi-governmental competitors. In hydraulic excavators, drills and off-highway haul trucks, we compete with several worldwide manufacturers. In China, India and Russia, we face competition from regional and domestic equipment manufacturers across our product portfolio. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. Long standing customer relationships are very important to us as well as our competition. These relationships can provide a strong incumbency advantage in retaining business and securing new orders.

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

Underground Mining Segment

Overview

On May 4, 2007, we entered the underground mining business through the consummation of our acquisition of DBT GmbH (“DBT”). As a result of the DBT acquisition, we are a leading supplier of complete system solutions for underground coal mining worldwide. We are one of the world market leaders in longwall mining equipment, which is the result of comprehensive experience and know-how gained over decades of innovative, high-performance engineering. Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our underground mining original equipment installed base of approximately $10 billion, based on estimated replacement value, at December 31, 2009. This installed base provides the foundation for our aftermarket activities. We have established a global presence with a network of 29 sales and service centers (plus two that are combined surface mining and underground mining sales and service centers) located in all countries where major underground mining operations are located. Our original equipment and aftermarket parts are manufactured in Germany, the United States (Pennsylvania, Virginia and Alabama) and, to a lesser extent, in China, Australia and the Czech Republic.

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

The longwall method is chosen if the geological conditions of the coal or other mineral deposit are favorable (i.e., the coal or mineral seams are vast in length and width and with minimal rock intrusions, permitting several large panels to be prepared) or generally if the coal or other mineral deposits are more than 1,000 feet underground. A complete longwall mining system typically requires an initial mining equipment investment of between approximately $25 million and $60 million, and a single longwall operating unit can generate an annual output of between approximately four and eight million tons. In certain applications, annual output can be two to three times this volume.

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

The pillars can equal to up to 50% of the total coal or mineral in the seam, although this coal or mineral can sometimes be recovered at a later stage, depending on geological conditions. Where this is viable, pillars are partially mined through by the continuous miner as mining retreats back towards the main entries. The room and pillar mining method is used if the coal or mineral deposit requires the mine operator to remove the coal or mineral in smaller and shallow panels. The required initial investment in equipment for one room and pillar mining segment is typically approximately $8 million and the corresponding average annual production is approximately 0.4 million tons.

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

Hydraulic Roof Supports.    Roof supports provide support to the mine roof during longwall mining. The supports advance with the longwall shearer or plow, allowing mine operators to safely control roof falls as the panel is mined. We offer a full range of roof supports suitable for various mining heights (typically from 0.6 meters to 7.5 meters), including Longwall Top Coal Caving (“LTCC”) roof supports that allow for recovery of some coal seams that exceed 7.5 meters and support capacities in excess of 1,200 tons per shield. We also offer electro-hydraulic roof support systems for automatic sequences or manually operated functions. A complete roof support system typically includes from 50 to 225 roof support shields. Prices range from approximately $15 million to $50 million per roof support system. Our roof supports have an average minimum life of approximately nine to 12 years.

Armored Face Conveyors.    Armored face conveyors (“AFCs”) are used in longwall mining to transport material cut by the shearer or plow away from the longwall face. AFCs are armored steel pan conveyors that are used to convey mined material both in the longwall face and out of the longwall face. Our AFC systems are designed for a variety of performance requirements in low, medium and high seams and for short and long faces. We exclusively offer the Controlled Start Transmission (“CST”) drive systems for long high-capacity faces, which allows for variable start speeds and precise load sharing to reduce chain breaks. Prices range from approximately $4 million to $12 million per AFC system. Our AFC systems are generally purchased in pairs and the pair has an average life of approximately six to nine years.

Longwall Shearers.    A longwall shearer moves parallel to the coal or mineral face, cutting into the coal as it moves backward and forward across the face, depositing the coal onto the conveyor system. The shearer is usually a double ended machine with ranging arms at each end and cutter drums mounted on each ranging arm, so the shearer can cut in either direction. We offer a wide range of shearers for low, medium and high seams, currently from 1.8 meters up to 7.0 meters, with production rates of up to 5,000 tons per hour. Prices range from approximately $2.5 million to $3.5 million per shearer. Our shearers are generally purchased in pairs and the pair has an average life of approximately six to eight years.

Automated Plow Systems.    Fully automated plow systems are a safe and economically attractive method of mining low and medium coal seam heights. Our plows have high extraction and loading rates in seams of 0.6 meters to 2.3 meters resulting in mining rates of up to 3,500 tons/hour. Prices range from approximately $30 million to $50 million per automated plow system including roof supports. Our automated plow systems have an average life of approximately four to 10 years.

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

Continuous Miners.    Continuous miners are electric, self-propelled machines that constantly cut material and simultaneously load that material onto an internal conveyor. We offer a “seamless” family of continuous miners for both soft and hard cutting applications for seams from 0.8 meters to 5.2 meters. Due to the severity of the operating environment and continuous usage, these products require extensive aftermarket parts, service and maintenance. Prices range from approximately $1.6 million to $4 million per continuous miner. Our continuous miners have an average life of approximately 10 to 15 years.

Continuous Haulage Systems.    The continuous haulage system is used to efficiently remove cut coal or other mineral from the working face to the main mine belts on a continuous basis. The system is usually attached to the continuous miner or independently trammed behind the miner. Our systems can be implemented in new or existing operations with capacity of up to 38 tons per minute. Prices range from approximately $1.4 million to $2 million per continuous haulage system. Our continuous haulage systems have an average life of approximately 10 to 15 years.

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

Aftermarket Parts and Services

We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of original equipment. Our aftermarket offerings include replacement parts and a complete range of services including on-site services, repairs and overhauls. In addition, we provide consulting services, such as mine planning, in emerging markets. We support our customers through the entire equipment life cycle and re-use the information gathered in this process to further improve equipment productivity as well as to develop new technology and systems, tailored to meet customer needs.

We generally realize higher margins on sales of aftermarket parts than on sales of original equipment. Moreover, because our original equipment tends to operate continuously in all market conditions with expected lives ranging from approximately four to 15 years and has predictable parts and maintenance needs, our aftermarket business has historically been more stable and predictable than the market for our original equipment, which is closely correlated with expectations of sustained strength in commodity markets.

Aftermarket sales accounted for approximately 40%, 40% and 35% of our underground mining sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Customers

Multinational coal mining corporations make up the majority of our customer base. In recent years, our large and efficient machines have enabled our customers to reduce their operating costs while enhancing their sophistication for the use and understanding of the employed technology.

Over the past five years, our customers (and DBT’s prior to being acquired by us) have conducted their most significant operations in the United States, China, South Africa, Australia, Eastern Europe and Western Europe. In the aggregate, sales of our underground mining original equipment were $821.0 million, $737.6 million and $448.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and sales of our aftermarket parts and services were $545.8 million, $487.9 million and $238.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. Our top five customers in each of the years ended December 31, 2009 and 2008 collectively accounted for approximately 41% and 43%, respectively, of our total underground mining sales. No one customer accounted for 10% or more for 10% or more of our total underground mining sales in 2007. We believe this relatively high percentage reflects the recent consolidation within the mining industry.

Competitors

Our primary competitor for complete system solutions to the underground mining industry historically has been Joy Global Inc’s Joy Mining Machinery division. We are now facing increased competition from manufacturers based in low cost regions such as China, Russia India and Poland. For example, in China there is significant pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. To better compete in these low-cost regions, we have two manufacturing facilities and a joint venture with a local partner in China, and we may consider further expansion in the future. Our other original equipment competitors in other parts of the world are small, regional manufacturers that typically serve the regions where they are located. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. Long standing customer relationships are very important to us as well as our competition. These relationships can provide a strong incumbency advantage in retaining business and securing new orders.

For most owners of our machines, we are the primary replacement source for highly engineered, integral components. Competition in replacement parts sales consists primarily of will-fitters. Copies of our components that are manufactured by others are generally sold at lower prices for use on older machines and are generally acknowledged to be of lower quality than components we manufacture. We also face significant competition from manufacturers and distributors in the sale of consumable replacement parts which we do not manufacture, including non-specialized parts and electrical parts, as well as aftermarket services competition from these market participants and local machining and repair shops.

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

General

Marketing, Distribution and Sales

Our original equipment and aftermarket parts and services are sold directly by our personnel both in the United States and in foreign markets as well as by independent dealership networks and joint venture partners. Sales outside the United States are made through our sales offices located in Australia, Brazil, Canada, Chile, China, England, France, Germany, India, Indonesia, Lebanon, Mexico, the Netherlands, Peru, Russia, South Africa and Poland and, in some markets, by our independent sales representatives. We typically require a down payment when an agreement is reached for a new machine and customers generally then make progress payments throughout the construction of the machine. Lead times for our large surface mining machines generally vary from two to nine months, but a dragline’s lead time can be more than two years. Lead times for our large underground mining machines generally approximate nine months, but a roof support system’s lead time may be 12 months. In addition, our long lead time replacement part sales often call for prices in effect at the time of order.

International Operations

We have manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Indonesia, Mexico, Peru, Russia, South Africa and the United States. Additionally, we employ direct marketing strategies in these markets as well as developing markets such as Jordan, Mauritania and Turkey. A substantial portion of our sales and operating earnings is attributable to operations located outside the United States.

Original equipment sales in foreign markets are supported by our network of foreign subsidiaries and overseas offices, as well as by independent dealership networks and joint venture partners, that directly market our products and provide ongoing services and replacement parts for original equipment installed abroad. We believe that the availability and convenience of the services provided through our network ensure the efficient operation of our original equipment by our customers, promote higher gross margin aftermarket sales of parts and services, and provide us with a local presence to promote original equipment orders.

We sell most of our original equipment, including sales directly to foreign customers, in either United States dollars or euros. We sell most of our surface mining aftermarket parts in United States dollars and euros, with limited aftermarket parts sales denominated in the currency of the country in which our products are sold. We sell most of our underground mining aftermarket parts in either United States dollars or euros, with limited aftermarket parts sales denominated in the local currencies of various foreign markets. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

Raw Materials and Supplies

We purchase from outside suppliers raw materials, principally structural steel, castings and forgings required for our manufacturing operations, and other items, such as electrical equipment and, for our underground mining business, roof support components, that are incorporated directly our end products. Our foreign subsidiaries purchase components and manufacturing services both from local suppliers and from our manufacturing locations around the world. Certain additional components are sometimes purchased from suppliers, either to expedite delivery schedules in times of high demand or to reduce costs. Moreover, in countries where local content requirements exist, local subcontractors can occasionally be used to manufacture the required components.

Manufacturing

The design, engineering and manufacturing of most of our surface mining original equipment and manufactured aftermarket parts is done at our South Milwaukee, Wisconsin; Dortmund, Germany; Dennison, Texas; Acuna, Mexico; Halifax, United Kingdom; Perth, Australia; and Beckley, West Virginia locations. The manufacturing of our underground mining equipment and manufactured aftermarket parts is operated in support of our regional divisions (Europe/Asia, North America and Southern Hemisphere). Most longwall mining equipment is manufactured in Europe and most of the room and pillar equipment is manufactured in the United States. In addition, all of our underground mining product lines are supported with sourcing and manufacturing capabilities in China.

Customers

We do not consider ourselves dependent upon any single customer, although on an annual basis a single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. For the year ended December 31, 2009, one customer, BHP Billiton, accounted for approximately 14% of our consolidated sales. For the years ended December 31, 2008 and 2007, no one customer accounted for more than 10% of our consolidated sales.

Backlog

Backlog represents unfilled orders for our products and services. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods of time. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at December 31, 2009 and December 31, 2008, as well as the portion of our backlog which was expected to be recognized within 12 months of these dates, was as follows:

	December 31,		% Change
	2009	2008
	(Dollars in thousands)

Surface Mining:
Total	$1,062,977	$1,367,242	(22.3%)
Next 12 months	$641,599	$906,884	(29.3%)
Underground Mining:
Total	$816,543	$1,135,212	(28.1%)
Next 12 months	$616,784	$806,074	(23.5%)
Total:
Total	$1,879,520	$2,502,454	(24.9%)
Next 12 months	$1,258,383	$1,712,958	(26.5%)

We have transferred certain original equipment orders previously scheduled to ship in 2009 to our 2010 shipping schedule due to the delay of capital equipment expenditures by certain of our large multinational customers. Through December 31, 2009, we have transferred approximately $200 million of planned 2009 original equipment shipments to 2010, primarily at the request of certain of our customers. These transfers of orders caused an increase in our working capital during 2009.

Cancellations of orders in our December 31, 2008 backlog were not significant in 2009.

Terex Mining’s backlog at December 31, 2009 was $194.1 million.

Patents, Licenses and Franchises

We have numerous United States and foreign patents, patent applications and patent licensing agreements. We do not consider our business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

Our expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, for the years ended December 31, 2009, 2008 and 2007 totaled $41.9 million, $36.6 million and $20.4 million, respectively. The increase in 2009 was primarily due to product enhancements in all of our product lines. The increase in 2008 was primarily due to the acquisition of DBT in 2007 (the expenditures for 2007 are for the period subsequent to the May 4, 2007 acquisition date) as well as electric mining shovels and longwall product developments and increased headcount to support higher electric mining shovel and dragline order levels.

Employees

At December 31, 2009, we employed approximately 6,900 persons, approximately 4,000 of whom are located outside the United States. At December 31, 2009, approximately 1,000 of our United States employees were unionized and approximately 1,000 of our non-United States employees were unionized. We consider our relationship with our unionized and non-unionized workers to be good. In the United States, our five and one-half year contract with the United Steelworkers of America representing hourly workers at our South Milwaukee, Wisconsin facility expires in April 2013 and our three-year contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011. Also, one of our subsidiaries is a party to a contract with the United Mine Workers of America and the Association of Bituminous Contractors under which its employees’ employment is governed only if they are working at locations that are operated by the United Mine Workers.

Overseas, substantially all of our employees in Germany are covered by an unlimited contract with Manteltarifvertrag der IG Metall, which is equivalent to union agreements in the United States. Also, our one-year contracts with the Australian Manufacturers Workers Union representing certain of our hourly workers in Australia expire in March 2010 [need update from underground] and June 2010, respectively, and our one-year contract with Základní odborová organizace Bucyrus Czech Republic representing certain of our hourly workers in the Czech Republic expired in December 2009. Negotiations for a new contract are ongoing.

The acquisition of Terex Mining increased our employees by approximately 2,100, approximately 1,700 of whom are located outside of the United States. At February 19, 2010, approximately 50 of our employees at our Dennison, Texas facility were unionized under a three-year contract with the United Steelworkers of America that expires in April 2010. Also at February 19, 2010, approximately 400 of our employees at our Dortmund, Germany facility were unionized under a labor agreement with IG Metall (Bezirksleitung Nordrhein-Westfalen).

Regulations Affecting Our Customer Base

Our customers are engaged in long-term, capital intensive extractive operations subject to and affected by a variety of environmental, safety, land-use and other regulations. In the United States, federal, state and local authorities regulate mining activities with respect to aspects such as permitting and licensing, air quality, employee safety and health, water pollution, protection of plants and wildlife and land reclamation and restoration. Mining operations may not commence or continue absent federal, state and local government approvals. Approvals may be contingent upon production of extensive social and impact assessments and mitigation measures.

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

Our customers’ operations may also be adversely affected by regulatory regimes concerning mined commodities. In particular, regulations affecting fossil fuel emissions, most notably coal combustion emissions, have had a significant impact on the domestic coal industry. Regulatory initiatives targeting carbon dioxide and other greenhouse gas emissions, which are by-products of coal consumption, could potentially depress coal consumption in the United States and other developed nations. The United States and over 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change, which is intended to limit emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emission targets for developed nations which require national reductions in greenhouse gas emissions (the “Kyoto Protocol”). At the December 2007 United Nations Climate Change Conference held in Bali, Indonesia, 187 nations agreed to commence a two-year process on a successor pact to the Kyoto Protocol which expires in 2012. The 2009 United Nations Climate Change Conference was held in Copenhagen, Denmark, with the goal of agreeing on a treaty replacing the Kyoto Protocol. Whether through international treaty, national legislation or state and regional programs to stabilize or reduce greenhouse gas emissions, these restrictions could adversely impact the price of, and demand for, coal in the United States and elsewhere. This in turn could reduce demand for our coal-mining customers’ output and thus their demand for our products, which could have a material adverse effect on our business. No replacement for the Kyoto Protocol was adopted at the 2009 meeting; however, the countries have entered into a letter of intent and will further discuss the objectives for a new treaty at its 2010 meeting in Mexico.

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

Copies of our Business Ethics and Conduct Policy for our principal executive officers and senior financial officers are available free of charge through our Internet site (www.bucyrus.com).

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

Risks Related to our Acquisition of Terex Mining

We may encounter difficulties in integrating Terex Mining’s operations, which may have a material adverse impact on our future growth and operating performance.

Full realization of the expected benefits and synergies of the Terex Mining acquisition over time will require integration of certain aspects of Terex Mining’s manufacturing, engineering, administrative, sales and marketing and distribution functions, as well as some integration of Terex Mining’s multiple information system platforms and processes. We plan to fully integrate Terex Mining primarily into our surface mining business. We expect to more fully analyze Terex Mining’s internal organizational and operating structure and, where possible, identify appropriate opportunities for further integration over the longer term. This may be a long and difficult process and may require substantial attention from our management team and involve substantial expenditures and include additional operating expenses. Even if we are able to successfully integrate the operations of Terex Mining, we may not be able to realize the expected benefits of the Terex Mining acquisition, either in the amount or within the expected time frame, or at all, and the costs of achieving these benefits may be higher than, and the timing may differ from, what we currently expect. Our ability to realize anticipated benefits from the Terex Mining acquisition may be affected by a number of factors, including the following:

•

use of more cash or other financial resources and additional management time, attention and distraction on integration and implementation activities than we expect, including restructuring and other exit costs;

•	increases in expenses related to the acquisition and integration of Terex Mining, which may offset any potential cost savings from the acquisition;

•	our ability to realize anticipated levels of sales in emerging markets like China and India; and

•	our ability to avoid labor disruptions or disputes in connection with any integration.

Any potential cost-savings opportunities may take at least several years to begin to implement, and any results of these actions my not be realized for at least several quarters following implementation. There can be no assurance that we will be able to integrate the operations of Terex Mining successfully, that we will be able to realize any anticipated benefits and synergies from the Terex Mining acquisition or that we will be able to operate the Terex Mining business as profitably as anticipated.

The acquisition of Terex Mining is being financed, in large part, with a $1.0 billion term loan which will substantially increase our debt service obligations. As a result, we may have less cash flow available for business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

We entered into an amendment to our existing credit agreement to provide for an additional new secured term loan of $1.0 billion and $167.5 million of revolving credit facilities to fund the cash portion of the purchase price for Terex Mining and to support our future working capital needs and capital expenditure plan.

Our total long-term debt, less current maturities, at December 31, 2009 was $499.7 million, which means that our borrowings under our new credit facilities will represent significantly increased aggregate debt levels for us. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our amended credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our amended new credit agreement could have important consequences on our financial position and results of operations, including:

•	increasing our vulnerability to general adverse economic and industry conditions and detraction from our ability to successfully withstand a downturn in our markets or the economy generally;

•

requiring us to dedicate a substantial portion of our cash flow from operations to required payments on debt, thereby reducing the availability of such cash flows to fund working capital, capital expenditures, manufacturing capacity expansion, additional business opportunities and other general corporate activities;

•

limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, manufacturing capacity expansion, additional business opportunities and other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets we serve;

•	placing us at a competitive disadvantage compared to less leveraged competitors; and

•	making us vulnerable to increases in interest rates because debt under our amended credit facility bears interest at variable rates.

We may have liabilities relating to Terex Mining which are not known to us.

As part of the acquisition of Terex Mining, we assumed some of Terex Mining’s liabilities and risks after the closing of the transaction, subject to certain representations and warranties of, and indemnification rights against, Terex Corporation. There may be liabilities or risks that we failed, or were unable, to discover in the course of performing our due diligence investigations of Terex Mining. Additionally, Terex Mining has made previous acquisitions and we may be subject to potential liabilities and risks relating to these prior acquisitions as well. We cannot assure you that our rights to indemnification contained in our Asset and Stock Purchase Agreement will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial position and results of operations. As we begin to integrate Terex Mining, we may learn additional information about Terex Mining that adversely affects us, such as unknown or contingent liabilities and issues relating to compliance with applicable laws or issues related to ongoing customer relationships or order demand.

To remain compliant with the obligations imposed on us by the Sarbanes-Oxley Act of 2002, we may be required to make significant changes in the internal controls, information systems and technologies or other aspects of Terex Mining’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies like ours to review and make certain disclosures regarding their internal controls over financial reporting. We are also required to maintain certain disclosure controls and procedures and to take certain other actions and implement certain other practices and procedures, in order to remain compliant with other sections of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations of the SEC applicable to us. In the past, we have undertaken efforts, at substantial cost, to become compliant with these rules and regulations, including the documentation, testing and review of our internal controls over financial reporting under the direction of senior management and the implementation of a system of disclosure controls and procedures. We have not yet been able to adequately test or review the internal controls over financial reporting currently maintained by Terex Mining and, as a result, do not know whether such internal controls are sufficient to allow us to identify significant deficiencies and material weaknesses in their design or operation which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information and/or detect fraud. If Terex Mining’s internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, we may be required to use significant financial and managerial resources to implement a compliant system or to disclose significant deficiencies or material weaknesses, which may subject us to penalties and other enforcement actions. Nevertheless, we have commenced this analytical process. We may also be required to use significant financial and managerial resources to implement a system of disclosure controls and procedures at Terex Mining to ensure that material information relating to Terex Mining is made known to us in a timely fashion. These actions may have a material adverse effect on our financial position and results of operations.

In connection with the acquisition of Terex Mining, we are required to fulfill certain employment obligations.

For a period of one year following closing of the acquisition of Terex Mining, we are required to provide employment under reasonably comparable terms and conditions and overall employee benefits and compensation that are of reasonably comparable aggregate value to those provided to transferred employees immediately prior to the closing date. We are also precluded during a period of 90 days following closing from effectuating in the United States a “plant closing” or “mass layoff” as those terms are defined in the Worker Adjustment and Retraining Notification Act of 1988. Although this requirement does not preclude the termination of individual employees, it may prevent us from taking action that we might otherwise deem prudent in connection with the operation of the Terex Mining business, which could have a material adverse effect on our financial position and results of operations.

We have entered a new line of business in which certain of our competitors have substantially more experience than we do.

Through the acquisition of Terex Mining, we have entered the market for the production, sale and service of original equipment and spare parts for additional equipment lines primarily used in surface mining including hydraulic shovels, off-highway haul trucks, highwall miners, hydraulic track drills and consumables. There can be no assurance that the business strategies applicable to our operations with respect to surface or underground mining, or the manner in which we have implemented those strategies, will be effective in the additional product lines, or that we will be able to develop and implement alternative successful strategies, including strategies used to increase aftermarket sales and services. If we are unable to effectively manage the acquired operations or compete against our competitors who are more established in their respective product lines, our operating results could be materially adversely affected.

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

The sale of mining equipment is cyclical in nature and sensitive to a variety of factors, including fluctuations in market prices for coal, copper, oil, iron ore and other minerals, as well as alternatives to these minerals, changes in general economic conditions, interest rates, our customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures. Many factors affect the supply and demand for coal, minerals and oil and thus may affect the sale of our products and services, including:

•	commodity prices and changes in those prices;

•	the levels of commodity production;

•	the levels of mineral inventories;

•	the expected cost of developing new reserves;

•	the cost of conducting mining operations;

•	the level of mining activity;

•	worldwide economic activity;

•	substitution of new or competing inputs and mining methods;

•	national government political requirements;

•	environmental regulation; and

•	tax policies.

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

Conditions in the global financial markets and economic conditions affect our results of operations. The recent global financial crisis has caused extreme volatility and tightening in the global capital and credit markets. The decreased availability of credit or the inability to obtain third-party financing has resulted in our customers deferring capital expenditures, which could continue to adversely affect the demand for our mining equipment. Also, further deterioration in the global economy could lead to higher unemployment, lower consumer spending, reduced investment by businesses and reduced corporate earnings. This could result in our customers further deferring capital expenditures, which could adversely affect the demand for our mining equipment.

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

We currently generate funds from our operations and utilize our revolving credit facilities to pay our operating expenses, fund our capital expenditures, pay dividends and fund our employee retirement benefit programs. If changing economic conditions negatively affect our results of operations and cash flows or increase the underfunding of our pension obligations, and the use of our revolving credit facilities is maximized, we may require access to capital and/or credit markets and our access to those markets may be limited, which could have a material adverse affect on our financial position and results of operations.

A material disruption to our manufacturing plants could adversely affect our ability to generate revenue.

We produce most of our surface mining equipment and aftermarket parts at our manufacturing plants in South Milwaukee, Wisconsin; Dortmund, Germany; Dennison, Texas; Acuna, Mexico; Halifax, United Kingdom; Perth, Australia; and Beckley, West Virginia, and most of our underground mining equipment and aftermarket parts at our manufacturing plants in Germany and the United States. If operations at any of these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial position and results of operations could be materially adversely affected. Any of these significant events could require us to make large unanticipated capital expenditures. Interruptions in production could increase our costs and delay our delivery of original equipment and parts in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. All of our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future financial position, results of operations and cash flow, could be materially adversely affected.

Our results of operations are dependent on the commodity price of coal and other conditions in the coal markets.

For the year ended December 31, 2009, substantially all of our underground mining sales and approximately 45% of our surface mining original equipment sales were to coal mining customers. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. Government regulation of electric utilities and greenhouse gas emissions may adversely impact the demand for coal to the extent that such regulations cause or require such utilities to select alternative energy sources a source of electric power. If a more economical form of electricity generation is discovered, developed or mandated, or if a current alternative source of energy such as nuclear, wind or solar power becomes more widely accepted or cost effective, or if diminished economic activity reduces demand for steel, the demand for our mining equipment could be adversely affected.

We operate in a highly competitive industry.

Methods of competition in our business are diverse and include price, customer relationships, lead times, operating costs, productivity of equipment, design and performance, technology, reliability, warranty, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. In electric mining shovels and draglines, we have a major international competitor (P&H), and for certain applications our small electric mining shovels may also compete against the biggest diesel hydraulic excavators made by several worldwide manufactures and local and regional competitors, including quasi-governmental competitors. In the hydraulic excavators, drill, and off-highway haul truck markets, we compete with several worldwide manufacturers. In the aftermarket business, we compete with several worldwide manufacturers and numerous independent firms that produce copies of the parts manufactured by us and other original equipment manufacturers. In our underground mining segment, we compete with Joy Global’s Joy Mining Machinery division for the sale of continuous miners, longwall shearers, powered roof supports, armored face conveyers (“AFC”) and other underground mining equipment, as well as with a number of both established and emerging worldwide manufacturers of such equipment. In China, India and Russia, we also face competition from regional and domestic equipment manufacturers, including manufacturers owned directly or indirectly by governmental entities. For example, in China there is much pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. This circumstance could make it more difficult for us to compete effectively in China. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

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

Our business is dependent on securing and maintaining customers by promptly delivering reliable and high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly original equipment sales. Our top five surface mining customers in each of the years ended December 31, 2009, 2008 and 2007 collectively accounted for approximately 50%, 43% and 27%, respectively, of our total surface mining sales and our top five underground mining customers collectively accounted for approximately 41% and 43% of our total underground mining sales for the years ended December 31, 2009 and 2008, respectively. We believe these relatively high percentages reflect the recent consolidation within the mining industry. In addition, key sectors of the mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We derive the majority of our sales from foreign markets where we have substantial operations. For the year ended December 31, 2009, we generated $1.9 billion, or approximately 71%, of our sales outside the United States (exports from the United States and sales by our foreign subsidiaries) compared to $1.8 billion, or 73%, for the year ended December 31, 2008. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

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

In addition, a significant portion of our international business is conducted in emerging and developing markets located in Asia, Africa, South America and Eastern Europe. Many of the countries in these regions have developing legal and economic systems, which add a level of uncertainty to our operations in those countries relative to those that would be expected domestically. Our customers in the developing markets of China, India and Eastern Europe have exposed us the uncertainty associated with the developing governmental, legal and economic systems in those countries. We have recently finalized a joint venture with a local partner to expand our manufacturing capacity in China, which will further increase our exposure to the uncertainties in this emerging market.

The above factors, and related unpredictability, could place our operations and business relationships in overseas markets at risk, which could materially adversely affect our financial position and results of operations.

We are subject to risks related to conducting business in foreign currencies.

We are subject to foreign currency exchange risk because we sell a significant amount of our underground mining products in euros, while we sell most of our surface mining original equipment in United States dollars, and we report our combined consolidated results in United States dollars. As a result, an increase in the value of the United States dollar or the euro, relative to other nations’ currencies, would decrease the United States dollar or euro equivalent of our underground mining sales earned without decreasing the United States dollar or euro value of the expenses associated with its sales.

Additionally, a portion of our aftermarket parts sales is denominated in the currency of the country in which the products are sold and the majority of our service sales are denominated in local currencies. Although a portion of the expenses of providing overseas services are denominated in local currencies, the cost of goods associated with overseas sales are generally incurred in United States dollars and euros. As a result, an increase in the value of the United States dollar or the euro relative to these nations’ currencies would decrease the United States dollar or euro equivalent of aftermarket sales earned abroad without decreasing the United States dollar or euro value of a portion of the expenses associated with overseas sales.

Currency controls, devaluations, trade restrictions and other disruptions in currency convertibility and in the market for currency exchange could limit our ability to convert revenues earned abroad into United States dollars or euros in a timely manner. This could adversely affect our ability to service our United States dollar or euro indebtedness, fund our United States dollar or euro costs, finance capital expenditures and pay dividends on our common stock. Therefore, our future results of operations may be subject to increased volatility

Regulations affecting the mining industry or electric utilities may reduce demand for our products and services.

Our principal customers are mining companies. Many of these customers supply coal as a power generating source for the production of electricity in markets around the world. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions in which they operate, including those with a direct impact on mining activities and those indirectly affecting their businesses, such as applicable environmental laws and regulations governing the operation of coal-fired power plants. As a result of changes in regulations and laws relating to the operation of mines, our customers’ mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of coal-fired power plants may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as sources of electric power. Domestic and international initiatives to regulate greenhouse gas emissions, including carbon dioxide could depress coal consumption in Western economies. If demand for coal declines, demand for our products will also decline, which would have a material adverse effect on our financial position and results of operations.

We may be adversely affected by environmental and safety regulations or concerns.

We are subject to increasingly stringent environmental and occupational health and safety laws and regulations in the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of, or exposure to, hazardous materials. Although it is our intent to comply with such laws and regulations, we cannot assure you that we have always done so on a historical basis, or will continue to do so prospectively. If we are not in compliance with these laws and regulations, we may incur remediation obligations or other costs in excess of amounts reserved, or fines, penalties or suspension of production. We may be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future.

Our operations are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs, or has occurred, at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

In addition, increased environmental regulation of the mining industry in North America and overseas could increase costs to us or to our customers and adversely affect the sales of our products and future operating results. These requirements may change in the future in a manner that could require us to make capital and other expenditures, which could have a material adverse effect on our financial position and results of operations.

We must attract and retain skilled labor in order to maintain and increase our business.

Our ability to operate profitably and expand our operations, including the realization of the desired benefits of our recent capacity expansion program, depends in part on our ability to attract and retain skilled manufacturing workers, equipment operators, engineers and other technical personnel. Also, our underground mining business will face the retirement of a large number of skilled employees over the next five to 10 years. As a result, our growth may be limited by the scarcity of skilled labor. Additionally, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the rates of wages we must pay or both. Further, we may be faced with increased training costs and reduced productivity as we train new employees. If our compensation costs increase or we cannot attract and retain skilled labor, including engineers, machinists and welders, our earnings could be reduced, and production capacity and growth potential could be impaired.

Aspects of our operations are dependent on relationships with local partners in some countries.

In certain countries we have formed relationships with local partners to manufacture, sell or service our products. For example, we have a commercial agreement with a local partner in India and we have recently finalized a joint venture with a local partner in China, each with respect to certain limited aspects of our operations in these countries. These and other countries may require us to use additional local partners in connection with our operations in such countries. The use of local partners may adversely impact our margins and profitability in such countries and disputes with local partners may adversely impact our operations in the applicable countries.

If we fail to offer technologically advanced equipment to our customers, demand for our products may be materially adversely affected.

We believe that most of our mining industry customers are focused on improving automation, standardization and consolidation of equipment and mining operations. In this regard, we concentrate on producing technologically advanced equipment that allows our customers to conduct safe and cost-efficient operations. To remain competitive, we believe we must develop new and innovative products on an ongoing basis. If we are unable to continue developing new and innovative products that incorporate technological advancements and meet the evolving requirements of our customers, or if we are unable to successfully bring such products to market, or if our competitors produce and sell equipment that is more technologically advanced or otherwise better received in the marketplace than ours, the demand for our mining equipment could be materially adversely affected.

Labor disruptions could adversely affect our operations.

At December 31, 2009, approximately 2,000 of our employees were unionized (approximately 2,450 including Terex Mining). Our contract with the United Steelworkers of America representing hourly workers at our South Milwaukee facility expires in April 2013 and our contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011. Many of the collective bargaining agreements relating to our underground mining non-United States employees may be terminated by either the union or the employer association with a one to three month notice period (although these agreements will remain in full force and effect until a new agreement has been reached). After expiration of these agreements, we are not assured of being able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, a few of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. Additionally, our obligations under underground mining business labor agreements may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of our underground mining business, which could have a material adverse effect on our financial position and results of operations.

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

Our future success depends in part on our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret laws and, to a lesser extent, trademark and patent law, to protect our intellectual property, including jointly developed intellectual property. However, these measures could prove inadequate to protect our intellectual property from infringement by others or to prevent misappropriation of our proprietary rights. In addition, the laws and enforcement mechanisms of some foreign countries do not protect proprietary rights to the same extent as do United States laws. We expect that the expansion of our manufacturing capacity in China and potentially to other countries such as India or Brazil also may heighten our risk of intellectual property infringement due to the pervasive nature in those countries of independent firms called “will-fitters” that produce copies of the parts manufactured by us and other original equipment manufacturers. Our inability to protect our proprietary information and enforce intellectual property rights through infringement or other enforcement proceedings could have a material adverse effect on our financial position and results of operations.

We are in the process of implementing a global Enterprise Resource Planning (“ERP”) system in our surface mining segment.

We are in the process of implementing a new global ERP system in our surface mining segment. This system will replace our surface mining segment’s existing operating and financial system. If the system is not implemented successfully and within budget or if the system does not perform in a satisfactory manner, it could be disruptive and or adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.

We may have to utilize significant cash to meet our unfunded pension obligations, and these obligations are subject to increase.

A substantial portion of our United States employees participate in our defined benefit pension plans. At December 31, 2009, our unfunded pension liability for these plans totaled $13.8 million compared to $48.8 million at December 31, 2008. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of these plans and affect the level and timing of required cash contributions in 2010 and after. In addition, at December 31, 2009, we had $116.3 million in unfunded pension liabilities with respect to pension plans for certain non-United States employees, with no assets set aside to fund such obligations, compared to $105.1 million at December 31, 2008. Declines in interest rates or other adverse changes could materially increase the underfunded status of these plans.

Our mining production capacity may not be sufficient to meet customer demand.

Our backlog of firm orders was $1.9 billion at December 31, 2009. We have recently completed a multi-phase expansion program of our South Milwaukee facility, which has substantially increased our surface mining equipment production capacity. However, production capacity at all of our manufacturing locations may not be sufficient to satisfy customer demand for our surface mining products from time to time. If we are unable to commit to producing products for customers within the timeframes they require, then these customers may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels, profitability and cash flow.

We are, and may be in the future, subject to product liability and other lawsuits related to past and current activities.

The selling and servicing of complex, large scale surface mining equipment used in a variety of locations and climates, and integrating a variety of manufactured and purchased components entails an inherent risk of lawsuits and liability relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with it. We have been named as a co-defendant in numerous pending personal injury liability cases alleging damages caused by exposure to asbestos and other substances, and the particular circumstances of many of these cases are difficult to assess because the claims allege exposure to a variety of substances from various sources over varying historical periods and assert the culpability of multiple defendants. Our underground mining business is also subject to various product liability and personal injury claims, including those relating to alleged asbestos and silicosis exposure. These types of claims, as well as product liability claims in general, can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. While we maintain product liability and other insurance to cover varying levels of claims of this nature, including varying levels of coverage for the historical periods during which the pending claims of which we are aware allege asbestos exposure, those policies are subject to deductibles and recovery limitations, and there are limitations on events covered by the policies. Also, there can be no assurance that we will be able to obtain insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential future claims. These lawsuits and future lawsuits against us could be resolved in a manner that materially and adversely affects our product reputation, business, financial position and results of operations.

If we are unable to purchase component parts or raw materials from key suppliers, the prices of component parts or raw materials rise materially, or the costs of shipping products rise materially, our business and results of operations may be materially adversely affected.

We purchase all of our alternating current (“AC”) drives and certain electrical parts for our surface mining equipment pursuant to a 10-year agreement, which ends in February 2016, with Siemens Energy & Automation (“Siemens”). Delays, disruptions or other difficulties procuring parts from Siemens, or our inability to obtain parts from Siemens altogether could have a material adverse effect on our business and results of operations. We currently purchase motors, an important component of its room and pillar equipment, from one supplier. The loss of this supplier could cause a delay in manufacturing due to the time required to have motors of a new supplier approved and certified by the Mine Safety and Health Administration. The loss of this supplier could also result in a possible loss of sales, which could have a material adverse effect on our business and results of operations. We purchase components for our roof supports from three primary suppliers pursuant to written agreements. The loss of any of these three primary suppliers, or delays, disruptions or other difficulties procuring parts from these suppliers or from related raw material sources, could have a material adverse effect on our ability to timely produce our roof supports and other underground mining original equipment and, ultimately, could have a material adverse effect on our business and results of operations. We also purchase track links, castings and forgings from suppliers with whom we have longstanding relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain costs.

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

In addition, we use substantial quantities of steel in our production processes. If the price of steel or other raw materials increases and we are unable to recover those price increases, or if availability of certain types of steel decreases and we are not able to acquire sufficient quantities of this steel, we will experience reduced margins. Any significant future delays in obtaining production inputs and other supplies could result in our delay in delivering or producing products for our customers, which could subject us to contractual damage claims or otherwise harm our business and results of operations. In addition, there recently has been consolidation within the steelmaking industry, which could impede our ability to rely on competitive balance and longstanding business relationships to procure steel on favorable terms and in a timely manner.

We also purchase component parts and raw materials on terms extended to us by our suppliers based on our overall credit rating. If our credit rating were to change adversely, our suppliers may not be willing or able to continue to extend favorable terms to us, which could negatively impact our cash flow or cause us to incur increased indebtedness under our revolving credit facility.

Some of our contracts require us to bear all costs of shipping and handling to the customer’s site. Because of the size and weight of our products, these costs can be a significant portion of the total costs of a given contract. If transportation costs rise materially due to fuel prices or other factors, our gross margins could be reduced.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal surface mining manufacturing operations are located in South Milwaukee, Wisconsin, Dortmund, Germany; Dennison, Texas; Acuna, Mexico; Beckley, West Virginia; Halifax, United Kingdom and Perth, Australia.

South Milwaukee and Milwaukee, Wisconsin.    Our South Milwaukee facility is located on approximately 66 acres of land and comprises several buildings totaling approximately 1,100,000 square feet of floor space, including approximately 922,000 square feet for manufacturing and manufacturing support. A portion of this facility houses our corporate headquarters and surface mining research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication, welding and assembly of our surface mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. We lease the majority of the land and buildings at our South Milwaukee facility. The term of the lease is 20 years through 2021 with the option to renew the lease for up to five five-year terms at our option. Annual rent under the lease is $1.1 million through 2016. The lease is a net lease under which we are responsible for associated taxes, utilities and insurance. We continue to own the remainder of the land and buildings at our South Milwaukee facility.

We lease a facility in Milwaukee, Wisconsin, which has approximately 94,000 square feet of floor space and approximately 131,000 square feet of yard space for welding operations in our surface mining business. The lease expires in January 2015. An additional 82,000 square feet of indoor warehouse space is leased under two separate lease agreements. The leases for this indoor warehouse space expire in October 2012 and December 2012.

Dortmund, Germany.    This facility is located on approximately 20 acres of land and comprises a manufacturing plant, warehouse and office building. The facility totals approximately 734,000 square feet of floor space, including approximately 360,000 square feet for manufacturing, approximately 323,000 square feet for warehousing and approximately 51,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of hydraulic excavators, are well maintained, in good condition and in regular use. The lease for this facility expires in 2011.

Dennison, Texas.    This facility is located on approximately 120 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 244,000 square feet of floor space, including approximately 168,000 square feet for manufacturing, approximately 43,000 square feet for warehousing and approximately 33,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of rotary blasthole and hydraulic track drills, are well maintained, in good condition and in regular use We own this facility.

Acuna, Mexico.    This facility is located on approximately 11 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 240,000 square feet of floor space, including approximately 214,000 square feet for manufacturing, approximately 20,000 square feet for warehousing and approximately 6,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of off-highway trucks, are well maintained, in good condition and in regular use. We own this facility.

Beckley, West Virginia.    This facility is located on approximately 16 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately

130,000 square feet of floor space, including approximately 85,000 square feet for manufacturing, approximately 35,000 square feet for warehousing and approximately 10,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of highwall miners, are well maintained, in good condition and in regular use. We own this facility.

Halifax, United Kingdom.    This facility is located on approximately 3 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 58,000 square feet of usable floor space, including approximately 44,000 square feet for manufacturing, approximately 6,000 square feet for warehousing and approximately 8,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel and concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of aftermarket parts, are well maintained, in good condition and in regular use. The lease for this facility expires in 2011.

Perth, Australia.    This facility is located on approximately 10 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 130,000 square feet of floor space, including approximately 86,000 square feet for manufacturing, approximately 32,000 square feet for warehousing and approximately 12,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, jigs and testing equipment for part repairs (e.g., gear boxes, wheel motors, cylinders, etc.), are well maintained, in good condition and in regular use. The lease for this facility expires in 2019.

Our principal underground mining manufacturing operations are located in Lünen, Germany, Houston, Pennsylvania, Pulaski, Virginia, Daphne, Alabama and Hillsville, Virginia.

Lünen, Germany.    This facility is located on approximately 53 acres of land and comprises a manufacturing plant and an office building totaling approximately 958,000 square feet of floor space, including approximately 546,000 square feet for manufacturing, approximately 395,000 square feet for manufacturing support and approximately 17,000 square feet for research and development. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools and equipment for the manufacture, assembly, welding, drilling, blasting, testing and transportation of our underground mining machinery, including longwalls, shearers and AFC plows, are well-maintained, in good condition and in regular use. We own this facility.

Houston, Pennsylvania.    This facility is located on approximately 35 acres of land and comprises of a manufacturing plant and a three story office building. The manufacturing plant is one building totaling approximately 174,000 square feet of floor space, including approximately 143,000 square feet for manufacturing and approximately 31,000 square feet for manufacturing support and offices. The office building totals approximately 40,000 square feet of floor space. The manufacturing building at this facility is constructed principally of structural steel with outer walls of concrete block and sheet metal cladding. The office building is mainly constructed of concrete and exterior glass. The manufacturing building and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for the manufacture, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own this facility.

Pulaski, Virginia.    This facility is located on approximately 17 acres of land including 14 acres for a manufacturing building and three acres for a warehouse. The building totals approximately 145,000 square feet of floor space, including approximately 126,000 square feet for manufacturing and approximately 19,000 square feet for manufacturing support and offices. The warehouse totals approximately 38,000 square feet of floor space for manufacturing support. Both buildings are constructed principally of structural steel framing with outer walls of concrete block and sheet metal cladding. The buildings and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for the manufacture, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own the manufacturing location. The warehouse location is leased through August 2011.

Daphne, Alabama.    This facility is located on approximately seven acres of land and comprises a manufacturing plant and an office building totaling approximately 68,000 square feet of floor space, including approximately 62,000 square feet for manufacturing and approximately 6,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture, extrusion, assembly, welding, drilling, testing and transportation of our belt systems, including Exalon conveyor rollers and conveyor pulleys, are well-maintained, in good condition and in regular use. We own this facility.

Hillsville, Virginia.    This facility is located on approximately 14.5 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 60,000 square feet of floor space, including approximately 47,000 square feet for manufacturing, approximately 9,000 square feet for warehousing and approximately 4,000 square feet for offices. The manufacturing building is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of conveyor pulleys for our belt systems. We own this facility.

Ostrava, Czech Republic.    This facility is located on approximately 48 acres of land and comprises a manufacturing plant and office building totaling approximately 514,000 square feet of floor space, including approximately 440,000 square feet for manufacturing and approximately 70,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for primarily for the manufacture of longwall systems and aftermarket parts, are well maintained, in good condition and in regular use. We own this facility.

Other Facilities.    Bucyrus Canada Limited, a wholly owned surface mining subsidiary, owns a facility in Edmonton, Alberta, Canada. We own or lease administrative and sales offices in Australia, Brazil, Canada, Chile, China, England, France, India, Indonesia, Lebanon, Mexico, the Netherlands, Peru, Poland, Russia, South Africa and the United States and have repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

All of our domestic assets, as defined, are pledged as collateral under our credit agreement.

We believe that our domestic and foreign properties, including the ongoing expansion, taken together with our ability to purchase goods and services from outside vendors and perform work at customer sites, are sufficient to meet our production needs.

ITEM 3.  LEGAL PROCEEDINGS

Product Liability

We are normally subject to numerous product liability claims, many of which relate to products no longer manufactured by us or our subsidiaries, and other claims arising in the ordinary course of business in federal and state courts. Such claims are generally related to property damage and to personal injury. Our products are operated by us and our customers’ employees and independent contractors at various work sites in the United States and abroad. In the United States, workers’ claims against employers related to workplace injuries are generally limited by state workers’ compensation statutes, but such limitations do not apply to equipment suppliers. In addition, independent contractors may not be subject to state workers’ compensation regimes. We have insurance covering most of these claims and various limits of liability depending on the insurance policy year in question. We do not believe that the costs and/or final resolution of these claims and other similar adverse claims which are likely to arise in the future will individually or in the aggregate have a material effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

Suits Alleging Exposure to Asbestos and Other Substances

We have been named as a co-defendant in numerous personal injury liability cases alleging damages due to exposure to asbestos and other substances. These cases are pending in courts in various states. In all of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. We do not believe that costs and/or final resolution of these claims will individually or in the aggregate have a material effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

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

Environmental problems have not interfered in any material respect with our manufacturing operations to date. We believe that our compliance with current statutory requirements respecting environmental quality will not have a material adverse affect on our financial position, results of operations or cash flows, although no assurance to that effect can be given. We have an ongoing program to address potential environmental problems.

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

I TEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2009.

EXECUTIVE OFFICERS

The following table sets forth the names and ages, as of February 22, 2010, of our executive and other corporate officers, as well as the positions and offices held by those persons.

Name	Age	Position

Timothy W. Sullivan	56	President, Chief Executive Officer and Director
William S. Tate	59	Executive Vice President
Luis de Leon	44	Chief Operating Officer
Craig R. Mackus	57	Chief Financial Officer and Secretary
John F. Bosbous	57	Treasurer

Mr. Sullivan became our president and chief executive officer in March 2004 and was previously president and chief operating officer from August 2000 to March 2004. Mr. Sullivan rejoined us in January 2000 as executive vice president. From January 1999 through December 1999, Mr. Sullivan served as president and chief executive officer of United Container Machinery, Inc. From June 1998 through December 1998, Mr. Sullivan was our executive vice president - marketing and from April 1995 through May 1998 was our vice president marketing and sales. Mr. Sullivan has been a director of our Company since August 2000. Mr. Sullivan also serves on the Board of Trustees of Northwestern Mutual Life Insurance Company.

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

Our common stock is traded on the NASDAQ Global Select Stock Market under the symbol “BUCY”. As of February 22, 2010, there were 29 stockholders of record. The following table sets forth the high and low sales prices and dividend payments for our stock for the periods indicated.

	Price		Dividends
	High	Low

2009
First Quarter	$23.46	$10.62	$.0250
Second Quarter	$34.34	$14.44	$.0250
Third Quarter	$37.70	$23.62	$.0250
Fourth Quarter	$59.95	$31.78	$.0250

2008
First Quarter	$57.00	$33.66	$.0250
Second Quarter	$79.50	$49.33	$.0250
Third Quarter	$75.99	$36.53	$.0250
Fourth Quarter	$44.50	$13.66	$.0250

2007
First Quarter	$29.22	$22.32	$.0250
Second Quarter	$36.60	$25.20	$.0250
Third Quarter	$39.89	$28.35	$.0250
Fourth Quarter	$52.18	$35.20	$.0250

We effected a two-for-one split of our common stock on May 27, 2008. Our common stock began trading on a split-adjusted basis on May 28, 2008. The above per share data has been adjusted to reflect this stock split.

We made no purchases of our common stock in the fourth quarter of 2009.

Information about our equity compensation plans at December 31, 2009 was as follows:

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by stockholders:

1998 Management Stock Option Plan	—		—	492,000

Omnibus Incentive Plan 2007	1,396,146	(1)	$23.30	2,909,526	(2)

Equity compensation plans not approved by stockholders	—		—	—

Total	1,396,146		—	3,401,526

(1)

Represents the number of shares of our Common Stock issuable upon the exercise of 2,249,866 outstanding stock appreciation rights (“SARs”) calculated using the $56.37 closing price of our Common Stock on December 31, 2009.

(2)	SARs reduce the number of shares remaining available for future issuance on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference from our 2009 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from our 2009 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from our 2009 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference from our 2009 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP as required by Item 9A are incorporated herein by reference from our 2009 Annual Report to Stockholders.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from the ELECTION OF DIRECTORS, CORPORATE GOVERANCE—BOARD OF DIRECTORS, and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE sections of our Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are incorporated herein by reference from this Annual Report on Form 10-K and our 2009 Annual Report to Stockholders:

			Form 10-K	Annual Report to Stockholders

	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007		X
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007		X
		Consolidated Balance Sheets as of December 31, 2009 and 2008		X
		Consolidated Statements of Common Stockholders’ Investment for the years ended December 31, 2009, 2008 and 2007		X
		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007		X
		Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007		X
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP		X
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	X
		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2009, 2008 and 2007	X
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our report thereon dated February 26, 2010; such consolidated financial statements and report are included in your 2009 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

February 26, 2010

Bucyrus International, Inc.

Schedule II – Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves (1)	Balance at End of Period
	(Dollars in thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2009	$8,413	($1,021)	($248)	$7,144
Year ended December 31, 2008	$8,146	$1,243	($976)	$8,413
Year ended December 31, 2007	$751	$1,879	$5,516	$8,146

(1)	Includes effect of changes in foreign currency exchange rates and balances acquired in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

By	/s/ Timothy W. Sullivan	February 26, 2010
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

Signature and Title	Date

/s/ Michelle L. Collins Michelle L. Collins, Director	February 26, 2010

/s/ Paul W. Jones Paul W. Jones, Director	February 26, 2010

/s/ Deepak T. Kapur Deepak T. Kapur, Director	February 26, 2010

/s/ Gene E. Little Gene E. Little, Director	February 26, 2010

/s/ Edward G. Nelson Edward G. Nelson, Director	February 26, 2010

/s/ Robert K. Ortberg Robert K. Ortberg, Director	February 26, 2010

/s/ Robert L. Purdum Robert L. Purdum, Director	February 26, 2010

/s/ Theodore C. Rogers Theodore C. Rogers, Director and Chairman	February 26, 2010

/s/ Robert C. Scharp Robert C. Scharp, Director	February 26, 2010

/s/ Timothy W. Sullivan Timothy W. Sullivan, Director and Chief Executive Officer	February 26, 2010

/s/ Craig R. Mackus Craig R. Mackus, Chief Financial Officer and Secretary (Principal Financial Officer)	February 26, 2010

/s/ Mark J. Knapp	February 26, 2010
Mark J. Knapp, Corporate Controller (Principal Accounting Officer)

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX

TO

2009 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

2.1	Share Purchase Agreement by and among RAG Coal International Aktiengesellschaft, DBT Holdings GmbH and Bucyrus International, Inc., dated December 16, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 21, 2006).

2.2	Forward Purchase Agreement by and among HMS Hamburg Trust GmbH, Bucyrus Holdings GmbH and RAG Coal International Aktiengesellschaft, dated December 16, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 21, 2006).

2.3	Shareholders’ Agreement by and between Bucyrus Holdings GmbH and HMS Hamburg Trust GmbH, dated December 16, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 21, 2006).

2.4	Third Addendum, dated February 18, 2008, to Share Purchase Agreement, dated December 16, 2006 by and among RAG Coal International GmbH, DBT Holdings GmbH and Bucyrus International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 21, 2008).

2.5	Asset and Stock Purchase Agreement, dated as of December 20, 2009, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 22, 2010).

2.6	Equity Agreement, dated as of January 15, 2010, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.1.1 to the Company’s Form 8-K filed February 22, 2010.

3.1	Restated Certificate of Incorporation, dated April 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2008).

3.2	Amended and Restated Bylaws, as amended through April 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 30, 2008).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, and JPMorgan Chase Bank, N.A. or related entity as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

4.4	Second Amendment dated December 19, 2008 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2008)

4.5	Third Amendment to Amended and Restated Credit Agreement and Incremental Amendment dated as of February 17, 2010 among Bucyrus International, Inc., each foreign borrower, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, J.P. Morgan Europe Limited as German agent for the lenders, each swing line lender and each issuing lender (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 22, 2010).

4.6	Stockholder Agreement, dated as of February 19, 2010, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed February 22, 2010.

10.1*	Bucyrus International, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan, as amended and restated effective February 1, 2010.

10.5*	Bucyrus International, Inc. 1998 Management Stock Option Plan as adjusted to reflect the May 2008 stock split (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.6*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.9*	Omnibus Incentive Plan 2007, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007).

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2007).

10.16*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007).

10.20*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007).

10.25*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.26*	Key Executive Employment and Severance Agreement, effective August 11, 2008 by and between the Company and Luis de Leon (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.27*	Severance Agreement between Kenneth W. Krueger and Bucyrus International, Inc. dated September 3, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2009).

10.28*	Key Executive Employment and Severance Agreement, effective August 11, 2008, by and between the Company and John F. Bosbous (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.30	Agreement to Purchase and Sell Industrial Property between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated October 25, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for year ended December 31, 2001).

10.31	Industrial Lease Agreement between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated January 4, 2002 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2009 Annual Report to Stockholders.

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**

Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007; (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007; (iii) the Consolidated Balance Sheets as of December 31, 2009 and 2008; (iv) the Consolidated Statements of Common Stockholders’ Investment as of December 31, 2009, 2008 and 2007; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (vi) Notes to Consolidated Financial Statements.