Form 10-Q
period 2010-03-31
BUCYRUS INTERNATIONAL INC
filed 2010-05-07
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 5, 2010
Common Stock, $.01 par value	81,001,759

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

Sales	$607,525	$605,744
Costs of products sold	432,243	435,559

Gross profit	175,282	170,185

Selling, general and administrative expenses	87,134	61,053
Research and development expenses	13,243	9,376
Amortization of intangible assets	8,990	5,164

Operating earnings	65,915	94,592

Interest income	(1,349)	(1,586)
Interest expense	11,059	6,864
Other expense	1,835	5,025

Earnings before income taxes	54,370	84,289
Income tax expense	19,356	27,388

Net earnings	$35,014	$56,901

Net earnings per share data
Basic:
Net earnings per share	$0.45	$0.76
Weighted average shares	77,299,009	74,451,449
Diluted:
Net earnings per share	$0.45	$0.76
Weighted average shares	78,661,173	74,956,271

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)

Net earnings	$35,014	$56,901

Other comprehensive loss:
Currency translation adjustments	(21,706)	(14,765)
Change in pension and postretirement unrecognized costs, net of income tax expense (benefit) of $221 and ($45), respectively	(2,356)	(208)
Derivative fair value changes, net of income tax benefit of $3,828 and $1,432, respectively	(3,341)	(3,659)

Other comprehensive loss	(27,403)	(18,632)

Comprehensive income	$7,611	$38,269

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$241,933	$101,084
Receivables – net	717,740	741,815
Inventories	1,142,333	627,289
Deferred income taxes	32,843	45,024
Prepaid expenses and other	58,117	40,861

Total Current Assets	2,192,966	1,556,073

OTHER ASSETS:
Goodwill	760,048	351,333
Intangible assets – net	702,051	220,780
Other assets	109,667	61,505

Total Other Assets	1,571,766	633,618

PROPERTY, PLANT AND EQUIPMENT:
Cost	747,345	672,260
Less accumulated depreciation	(162,802)	(157,839)

Total Property, Plant and Equipment	584,543	514,421

TOTAL ASSETS	$4,349,275	$2,704,112

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	March 31, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$265,701	$155,857
Accrued expenses	221,963	172,865
Liabilities to customers on uncompleted contracts and warranties	249,779	183,097
Income taxes	55,845	45,811
Current maturities of long-term debt and short-term obligations	17,483	7,566

Total Current Liabilities	810,771	565,196

LONG-TERM LIABILITIES:
Deferred income taxes	100,139	82,260
Pension and other	226,382	198,000

Total Long-Term Liabilities	326,521	280,260

LONG-TERM DEBT, less current maturities	1,484,995	499,666

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized
200,000,000 shares, issued 81,225,897 shares and 75,234,366 shares, respectively	811	753
Additional paid-in capital	1,050,114	687,756
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	706,520	673,535
Accumulated other comprehensive loss	(29,606)	(2,203)

Total Common Stockholders’ Investment	1,726,988	1,358,990

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$4,349,275	$2,704,112

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)

Net Cash Provided By Operating Activities	$190,488	$43,771

Cash Flows Used In Investing Activities
Purchases of property, plant and equipment	(9,064)	(15,011)
Proceeds from disposal of property, plant and equipment	2,631	168
Purchases of investments	(743)	(7,642)
Proceeds from sale of investments	2,536	2,465
Acquisition of Terex Mining, net of cash acquired	(1,004,143)	—
Other	(1,593)	6

Net cash used in investing activities	(1,010,376)	(20,014)

Cash Flows Provided By (Used In) Financing Activities
Borrowings from revolving credit facilities	205,900	—
Repayments of revolving credit facilities	(205,900)	—
Net repayments of revolving credit facilities	—	(55,157)
Proceeds from term loan facility	1,000,000	—
Repayments of term loan facility	(1,269)	(2,159)
Proceeds from other long-term debt and other bank borrowings	1,465	1,524
Payments of other long-term debt and other bank borrowings	(1,627)	(82)
Dividends paid	(2,026)	(1,861)
Payment of financing costs	(35,226)	—
Other	(35)	(519)

Net cash provided by (used in) financing activities	961,282	(58,254)

Effect of exchange rate changes on cash	(545)	(3,113)

Net increase (decrease) in cash and cash equivalents	140,849	(37,610)

Cash and cash equivalents at beginning of period	101,084	102,396

Cash and cash equivalents at end of period	$241,933	$64,786

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$9,219	$9,469
Income taxes – net of refunds	$12,565	$7,839

Supplemental Disclosure of Non-Cash Investing Activities

Capital expenditures included in accounts payable	$390	$3,605

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities

On February 19, 2010, the Company completed its acquisition of Terex Mining. In conjunction with the acquisition, preliminary liabilities were assumed as follows (dollars in thousands):

Fair value of assets acquired	$1,694,589
Cash consideration	(1,048,525)
Consideration in the Company’s common shares, based on the February 19, 2010 per share closing price of $62.64	(363,922)

Liabilities assumed	$282,142

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Operations

Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of safe and high productivity mining equipment. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations, but tend to be smaller in size than the Company’s surface mining customers. The Company has more customers overall in its underground mining segment than in its surface mining segment. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, England, India, Indonesia, Mexico, Peru, Russia, South Africa and the United States.

2. Basis of Presentation

In the opinion of Company management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial results for all periods presented. Certain items are included in these statements based on estimates for the entire year. Actual results in future periods may differ from the estimates.

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010.

3. Acquisitions

On February 19, 2010, the Company completed its acquisition of Terex Corporation’s mining equipment business (“Terex Mining”) for $1.0 billion in cash and 5,809,731 shares of the Company’s common stock, subject to certain post-closing net assets, net debt and other adjustments. The financial results for the quarter ended March 31, 2010 include the net assets and results of operations of Terex Mining since the February 19, 2010 date of acquisition as well as the preliminary acquisition accounting adjustments and acquisition costs related to the Terex Mining acquisition. As a result, the Company’s financial results for the first quarter of 2010 are not necessarily comparative to the results for the first quarter of 2009 or as of December 31, 2009 and may not be indicative of future results. Terex Mining has been integrated into the surface mining segment.

Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to the Company’s existing product lines. As a result of this acquisition, the Company has significantly expanded its product portfolio, which will allow it to compete in a larger portion of the mining machinery market. These factors contributed to a purchase price resulting in the recognition of goodwill. Total goodwill acquired was $421.4 million, of which $230.6 million is deductible for income tax purposes.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The acquisition of Terex Mining was accounted for under the acquisition method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Under this method, the total consideration transferred to consummate the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The principles of acquisition method of accounting require extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Accordingly, the allocation of the consideration transferred in the table below is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The Company’s management is in the process of determining the net asset value (as defined in the asset and share purchase agreement) of Terex Mining as of the closing date of the acquisition in connection with a potential adjustment to the purchase price. During the course of this process, the Company has identified certain material potential adjustments to specific items on the balance sheet of Terex Mining as of the closing date of the acquisition, which may result in a significant downward adjustment to the preliminary consideration transferred. The Company is also in the process of reviewing Terex Mining’s financial statement classifications for conformity with the Company’s classifications.

The preliminary consideration transferred to acquire Terex Mining was as follows (dollars in thousands):

Cash consideration, including cash acquired	$1,048,525
Consideration in the Company’s common shares, based on the February 19, 2010 per share closing price of $62.64	363,922

Total consideration	$1,412,447

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The total consideration transferred was allocated to Terex Mining’s net tangible and identifiable intangible assets based upon their fair value as of February 19, 2010. The excess of the consideration transferred over the net tangible and identifiable intangible assets is reflected as goodwill. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of February 19, 2010 was as follows (dollars in thousands):

Cash	$44,382
Receivables, net of $2,848 of reserves	117,967
Inventories	486,674
Prepaid expenses and other	35,039
Goodwill	421,371
Intangible assets	495,035
Other assets	11,812
Property, plant and equipment	82,309
Liabilities assumed	(243,380)
Deferred tax liability associated with acquisition accounting adjustments	(38,762)

$1,412,447

Major categories of liabilities assumed included trade accounts payable of $94.6 million, warranty liabilities of $39.1 million, accrued expenses of $38.3 million, pension liabilities of $16.2 million and liabilities to customers on uncompleted contracts of $12.9 million.

The identifiable intangible assets consist of technology, customer relationships, brand name, trademarks and backlog.

The Company incurred $14.1 million of acquisition costs in the first quarter of 2010 related to the acquisition of Terex Mining. These costs are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assumes that the Company acquired Terex Mining and amended its credit agreement on January 1, 2010 and 2009. The unaudited pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles, as well as the effects of adjustments made to the carrying value of certain assets.

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except per share amounts)
Sales	$709,157	$896,138
Net earnings	$32,124	$63,815
Net earnings per share:
Basic	$0.40	$0.80
Diluted	$0.39	$0.79

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Terex Mining been effective on January 1, 2010 and 2009 or of the Company’s future results of operations. Also, the unaudited pro forma financial information does not reflect the costs that the Company incurred or may incur to integrate Terex Mining. These costs have not been material to date and the Company does not expect them to be material in the future.

Finished goods and work in process inventories have been adjusted to their estimated fair market value. Finished parts were valued at their estimated selling prices, less the sum of (i) costs of disposal; and (ii) a reasonable profit allowance for the Company’s selling effort, and work in process was valued at estimated selling prices of finished goods less the sum of (i) costs to complete; (ii) costs of disposal; and (iii) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. As this inventory adjustment was directly attributed to the transaction and did not have a continuing impact, it is not reflected in the unaudited pro forma results of operations presented above. However, this inventory adjustment will result in a charge to cost of products sold in the periods subsequent to the consummation of the acquisition of Terex Mining during which the related inventories were sold. The actual charge for the first quarter of 2010 was $7.0 million.

4. Derivative Financial Instruments

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The contractual amounts of the Company’s outstanding foreign currency forward contracts, by currency, were as follows:

	March 31, 2010		December 31, 2009
	Buy	Sell	Buy	Sell
	(Dollars in thousands)
United States dollar	$17,145	$62,586	$11,000	$55,763
Australian dollar	11,668	117,598	29,485	18,548
Brazilian real	—	3,693	—	3,912
British pounds sterling	1,143	1,280	14,025	2,106
Canadian dollar	4,880	51,602	—	8,492
Chilean peso	—	1,346	37,798	1,250
Czech koruna	115	—	264	—
Euro	148,719	17,391	213,299	5,639
Peruvian sol	—	2,160	—	1,525
Polish zloty	174	—	—	1,894
Russian ruble	106	4,497	675	3,595
South African rand	85	628	—	1,584

	$184,035	$262,781	$306,546	$104,308

Based upon March 31, 2010 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases and cash collections of accounts receivable in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold or the accounts receivable is recorded. Ineffectiveness related to these hedge instruments that was recognized in the Consolidated Condensed Statements of Earnings consisted of losses of $0.5 million and $3.6 million for the quarters ended March 31, 2010 and 2009, respectively. The maturity of these instruments generally does not exceed 21 months. The Consolidated Condensed Statements of Earnings also includes zero and $4.0 million of losses for the quarters ended March 31, 2010 and 2009, respectively, as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or the two months thereafter. The accumulated other comprehensive loss, net of tax, related to foreign currency forward contracts was $1.7 million and $1.6 million at March 31, 2010 and December 31, 2009, respectively. The Company estimates that $1.6 million of the $1.7 million loss, net of tax, will be reclassified into earnings over the next 12 months.

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $469.4 million ($375.0 million plus €70.0 million) of its term loan. All of the swaps in place at March 31, 2010 have been designated as cash flow hedges of LIBOR-based interest payments. The effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at March 31, 2010 were as follows:

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Amount	Interest Rate (1)	Maturity Date
(Dollars in thousands)
$150,000	4.8800%	May 4, 2010 (2) (3)
$50,000	5.0940%	May 4, 2010 (3)
$50,000	2.1750%	January 30, 2012
$50,000	2.4000%	January 28, 2013
$50,000	2.5975%	January 28, 2014
$20,225	1.9600%	March 31, 2012 (4)
$13,483	2.2800%	March 31, 2013 (4)
$33,708	2.5180%	March 31, 2014 (4)
$20,225	2.4900%	March 31, 2014 (4)
$25,000	2.2100%	April 1, 2014
$6,742	2.4900%	April 1, 2014 (4)

(1)	Excludes applicable spread of 1.50% to 3.00%.
(2)	This swap, together with a $150 million interest rate swap entered into in 2007, which was terminated in 2008, effectively fixes the interest rate at 4.88%.
(3)	The Company has purchased, effective May 4, 2010, $200 million of interest rate swaps to extend the maturity to May 4, 2014 at the interest rate of 2.99%.
(4)	This interest rate swap is denominated in euros.

The Company recognized interest expense of $0.5 million and $0.5 million for the quarters ended March 31, 2010 and 2009, respectively, related to the ineffective portion of its interest rate swaps. The accumulated other comprehensive loss, net of tax, related to interest rate swaps was $8.3 million and $5.0 million at March 31, 2010 and December 31, 2009, respectively. The Company estimates that $1.0 million of the $8.3 million loss, net of tax, will be reclassified into earnings over the next 12 months.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The pre-tax fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the Consolidated Condensed Balance Sheet in which the gross amounts are included were as follows:

	March 31, 2010
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)
Interest rate swaps	$—	$—	$1,450	$11,539
Foreign currency forward contracts	861	—	9,694	1,419

Total designated	$861	$—	$11,144	$12,958

	December 31, 2009
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)
Interest rate swaps	$—	$301	$2,917	$4,531
Foreign currency forward contracts	1,787	—	2,551	885

Total designated	$1,787	$301	$5,468	$5,416

The pre-tax derivative gains and losses included in the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Earnings related to cash flow hedges were as follows:

(Gain) / Loss Recognized in Other Comprehensive Income:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Interest rate swaps	$5,312	$5,314
Foreign currency forward contracts	1,857	(224)

Total	$7,169	$5,090

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

(Gain) / Loss Reclassified From Other Comprehensive Income:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)

Interest rate swaps	$530	$549	Interest expense
Foreign currency forward contracts	(422)	—	Sales
Foreign currency forward contracts	962	1,974	Cost of products sold
Foreign currency forward contracts	17	(6,450)	Selling, general and administrative expenses
Foreign currency forward contracts	—	3,448	Other expense

Total	$1,087	($479)

(Gain) / Loss Recognized in Earnings Due to Ineffectiveness and Amounts Excluded from Effectiveness Testing:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)

Foreign currency forward contracts	$85	$—	Sales
Foreign currency forward contracts	194	—	Cost of products sold
Foreign currency forward contracts	222	3,637	Selling, general and administrative expenses

Total	$501	$3,637

The pre-tax (gains) / losses from derivatives not designated as hedging instruments included in the Consolidated Condensed Statements of Earnings were as follows:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)

Foreign currency forward contracts	($939)	$—	Cost of products sold
Foreign currency forward contracts	5,897	2,375	Selling, general and administrative expenses

Total	$4,958	$2,375

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations, was $1.6 million at March 31, 2010 compared to $3.9 million at December 31, 2009. At March 31, 2010, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-United States operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized gains of $6.7 million and $4.1 million in other comprehensive income (loss) related to net investment hedges in the quarters ended March 31, 2010 and 2009, respectively.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, oftentimes the Company has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

5. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in addition to net earnings (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive loss in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive loss, net of income taxes, was as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Currency translation adjustments	$9,483	$31,189
Pension and postretirement benefit unrecognized costs	(29,108)	(26,752)
Derivative fair value adjustments	(9,981)	(6,640)

Accumulated other comprehensive loss	($29,606)	($2,203)

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

6. Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Raw materials and parts	$128,099	$75,111
Work in process	350,181	202,221
Finished products (primarily replacement parts)	664,053	349,957

	$1,142,333	$627,289

7. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$421,777	($29,839)	$121,085	($26,846)
Customer relationships	261,478	(17,638)	118,791	(15,584)
Trademarks and brand names	46,860	(12,752)	12,000	(12,000)
Engineering drawings	25,500	(15,962)	25,500	(15,644)
Backlog	10,800	(8,984)	8,000	(8,000)
Other	8,887	(4,912)	5,855	(4,813)

	$775,302	($90,087)	$291,231	($82,887)

Unamortized intangible assets – Trademarks/Trade names	$16,836		$12,436

Changes in the carrying amount of goodwill were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)

Balance at January 1, 2010	$47,306	$304,027
Goodwill acquired during the year	421,371	—
Currency translation	—	(12,656)

Balance at March 31, 2010	$468,677	$291,371

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The estimated future amortization expense of intangible assets as of March 31, 2010 was as follows (dollars in thousands):

2010 (remaining nine months)	$37,889
2011	45,948
2012	45,948
2013	45,939
2014	45,612
2015	45,427
Future	418,452

$685,215

8. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Term loan facility	$1,477,171	$496,599
Other	25,307	10,633

	1,502,478	507,232
Less current maturities of long-term debt and short-term obligations	(17,483)	(7,566)

	$1,484,995	$499,666

During the first quarter of 2010, the Company amended its credit facilities to finance the acquisition of Terex Mining. The amended credit facilities include a secured revolving credit facility of $525.0 million ($35.0 million has a maturity date of May 4, 2012 and $490.0 million has a maturity date of May 4, 2014) and an unsecured German revolving credit facility of €65.0 million which matures on May 4, 2014. The amended credit facilities also include secured term loan facilities consisting of (i) $1,280.0 million ($390.0 million matures on May 4, 2014 and $890.0 million matures on February 19, 2016); (ii) A$124.0 million ($113.5 million at March 31, 2010) with a maturity date of February 19, 2016; and (iii) €73.1 million ($98.6 million at March 31, 2010) with a maturity date of May 4, 2014. The entire new secured revolving credit facility is eligible to be used for letters of credit.

Borrowings under the secured revolving credit facility that mature on May 4, 2012 and May 4, 2014 bear interest, payable no less frequently than quarterly, at (i) LIBOR or EURIBOR, plus the applicable spread; or (ii) a base rate determined by reference to the United States prime lending rate, the federal funds rate, or one month LIBOR plus 1.00%, plus the applicable spread. The unsecured German revolving credit facility bears interest, payable no less frequently than quarterly, at EURIBOR, plus the applicable spread.

Under each revolving credit facility, the Company pays a commitment fee based on the unused portion of such facilities, payable quarterly, at rates ranging from 0.25% to 0.50% depending on the total leverage ratio for revolving credit facilities that mature on May 4, 2012, and 0.50% for revolving credit facilities that mature on May 4, 2014, and when applicable, customary letter of credit fees.

Borrowings under the term loan facility that mature on May 4, 2014 bear interest, payable no less frequently than quarterly, at (i) LIBOR, plus the applicable spread, for United States dollar denominated loans; and (ii) EURIBOR, plus the applicable spread, for euro denominated loans.

Borrowings under the term loan facility that mature on February 19, 2016 bear interest, payable no less frequently than quarterly, at (i) LIBOR (subject to a 1.50% floor), plus the applicable spread (based on the Company’s total leverage ratio), for United States dollar denominated base rate loans; and (ii) an offered rate of interest based on deposits of Australian dollars, plus (a) the difference between three-month LIBOR and 1.50% (if greater), and (b) between 2.75% and 3.00% (based on the Company’s total leverage ratio), for Australian dollar denominated base rate loans.

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The Company’s financial covenants require that it maintain, on a trailing four-quarter basis as of the end of each fiscal quarter, a total leverage ratio of not more than 3.50 to 1.00 and a consolidated interest coverage ratio of at least 3.0 to 1.0. At March 31, 2010, the Company was in compliance with all of these covenants.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The credit agreement requires the Company to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and certain asset sales and 50% (subject to reductions based on the Company’s total leverage ratio) of the Company’s annual excess cash flow, as defined in its credit agreement.

At March 31, 2010, the amount potentially available for borrowings under the secured revolving credit facility was $411.2 million, after taking into account $113.8 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at March 31, 2010 was $40.3 million (€29.9 million), after taking into account $47.5 million (€35.1 million) of issued letters of credit. At March 31, 2010, the Company had borrowings of $1,492.1 million ($1,280.0 million plus €73.1 million plus A$124.0 million) under its term loan facility. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $469.4 million ($375.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 3.5%, plus the applicable spread. The remaining $1,022.7 million of outstanding term loan borrowings at March 31, 2010 were at a weighted average interest rate of 4.9%, plus the applicable spread.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

9. Common Stockholders’ Investment

On February 19, 2010, the Company issued 5,809,731 shares of its common stock as partial consideration for the acquisition of Terex Mining.

At March 31, 2010, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

10. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares and stock appreciation rights (“SARs”) over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $1.9 million and $2.4 million for the quarters ended March 31, 2010 and 2009, respectively.

The Company has granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest in their entirety at the end of the fourth calendar year from the grant date (inclusive of the year of grant) provided the employee remains employed by the Company until such date or has a qualifying retirement prior to such date. Compensation expense related to nonvested shares was $0.6 million and $0.9 million for the quarters ended March 31, 2010 and 2009, respectively. Nonvested share activity during the quarter ended March 31, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2010	370,200	$20.97
Granted	70,600	$59.48
Forfeited	(3,200)	$25.16
Vested	—	—

Outstanding at March 31, 2010	437,600	$27.15

At March 31, 2010, there was $7.0 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 3 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At March 31, 2010, the Company expected approximately 398,000 shares to vest and these shares had an aggregate intrinsic value of $26.3 million and a weighted-average remaining contractual term of 2.5 years.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company has granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. Compensation expense related to SARs was $1.3 million and $1.4 million for the quarters ended March 31, 2010 and 2009, respectively. SAR activity during the quarter ended March 31, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2010	2,249,866	$10.87
Granted	265,200	$35.16
Forfeited	(11,344)	$13.28
Exercised	(216,352)	$9.74

Outstanding at March 31, 2010	2,287,370	$13.69

Vested and exercisable at March 31, 2010	741,332	$11.66

The 741,332 vested and exercisable shares at March 31, 2010 had a weighted-average exercise price of $22.72 per share, an aggregate intrinsic value of $32.1 million and a weighted-average remaining contractual term of 6.6 years.

At March 31, 2010, approximately 2,090,000 of the outstanding SARs were vested or were expected to vest and these SARs had a weighted average exercise price of $19.21 per share, an intrinsic value of $83.9 million and a weighted-average remaining contractual life of 8 years.

At March 31, 2010, there was $15.3 million of unrecognized compensation expense related to SARs that were vested or were expected to vest. This cost is expected to be recognized over a weighted-average period of approximately 3 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model for the 2010 grant were as follows:

Risk-free interest rate	3.17%
Expected stock price volatility	60.0%
Expected life	6.5 years
Dividend yield	0.17%

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

11. Pension Benefits

Net pension periodic benefit cost consisted of the following:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)

Service cost	$1,388	$1,299
Interest cost	2,931	3,081
Expected return on assets	(1,378)	(1,675)
Amortization of:
Prior service cost	114	125
Actuarial loss	683	529

Net pension periodic benefit cost	$3,738	$3,359

12. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters ended March 31, 2010 and 2009 was as follows:

	Quarter Ended March 31,
	2010	2009
	(Dollar in thousands, except per share amounts)

Net earnings	$35,014	$56,901

Weighted average shares outstanding	77,299,009	74,451,449

Basic net earnings per share	$0.45	$0.76

Weighted average shares outstanding	77,299,009	74,451,449
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	1,362,164	504,822

Weighted average shares outstanding – diluted (1)	78,661,173	74,956,271

Diluted net earnings per share	$0.45	$0.76

(1)	Grants of nonvested shares and stock appreciation rights representing approximately an additional 5,000 and 1,260,000 shares were outstanding for the quarters ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

13. Segment Information

The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, and allocating resources, as well as based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Terex Mining has been integrated into the surface mining segment.

The accounting policies of the Company’s segments are the same as those described in Note A to the Company’s 2009 consolidated financial statements. Operating earnings for each segment do not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment.

Segment information for the quarters ended March 31, 2010 and 2009 was as follows:

	Quarter Ended March 31, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining (1)	$397,571	$66,588	$13,393	$4,175	$2,878,288
Underground mining	209,954	21,268	8,558	2,549	1,470,987

Total operations	607,525	87,856	21,951	6,724	4,349,275
Corporate	—	(21,941)	—	—	—

Consolidated total	$607,525	65,915	21,951	$6,724	$4,349,275

Interest income		(1,349)	—
Interest expense		11,059	—
Other expense		1,835	1,836

Earnings before income taxes		$54,370	$23,787

(1)	Operating earnings included inventory fair value adjustments charged to cost of products sold of $7.0 million. This amount is not included in the depreciation and amortization column.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

	Quarter Ended March 31, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$311,003	$65,032	$5,669	$8,591	$1,082,901
Underground mining	294,741	37,347	8,930	2,610	1,404,967

Total operations	605,744	102,379	14,599	11,201	2,487,868
Corporate	—	(7,787)	—	—	—

Consolidated total	$605,744	94,592	14,599	$11,201	$2,487,868

Interest income		(1,586)	—
Interest expense		6,864	—
Other expense		5,025	1,021

Earnings before income taxes		$84,289	$15,620

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

14. Contingencies

Environmental, product warranty and liability and legal matters as of March 31, 2010 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the quarters ended March 31, 2010 and 2009 were as follows:

	2010	2009
	(Dollars in thousands)
Balance at January 1	$49,442	$53,586
Acquired balance (1)	39,099	—
Provisions	7,667	6,420
Settlements	(6,801)	(4,644)
Changes in liability for pre-existing warranties, net	(2,743)	(1,897)
Foreign currency translation	(1,831)	(1,757)

Balance at March 31	$84,833	$51,708

(1)	The acquired balance is subject to adjustment pending the completion of the final valuation of the Terex Mining assets acquired and liabilities assumed.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

15. Fair Value Measurements

Accounting guidance regarding fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance classifies the inputs used to measure the fair value into the following hierarchy:

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

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Foreign currency exchange contracts (1)	$1,574	$3,635
Interest rate swaps (2)	—	301

Total assets at fair value	$1,574	$3,936

Liabilities:
Foreign currency exchange contracts (1)	$20,487	$6,434
Interest rate swaps (2)	12,989	7,447

Total liabilities at fair value	$33,476	$13,881

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in global financial markets and global economic conditions;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	our ability to attract and retain skilled labor;

•	our reliance on local partners in foreign countries;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	our ability to successfully implement a new Enterprise Resource Planning system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule; and

•	the affect of a potential material net asset value adjustment to the purchase price of Terex Mining on both the historical financial statements and acquisition accounting of Terex Mining.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

All references to “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries.

Business

Terex Mining Acquisition

On February 19, 2010, we completed the acquisition of Terex Mining for $1.0 billion in cash and 5,809,731 shares of our common stock, subject to certain post-closing net assets, net debt and other adjustments. Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to our existing product lines. As a result of this acquisition, we have significantly expanded our product portfolio, which will allow us to compete in a larger portion of the mining machinery market. We believe that this expanded product portfolio will make us the premier supplier of mining equipment.

Also on February 19, 2010, we amended our existing credit agreement to provide for an additional secured term loan of $1.0 billion and $167.5 million of additional revolving credit facilities to fund the cash portion of the purchase price for Terex Mining and provide us with additional revolving credit facilities to support our future working capital needs and capital expenditure plan.

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

Strategic and Financial Benefits of the Acquisition of Terex Mining

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

Incremental Access to Growing Economies. The acquisition of Terex Mining has increased our access to growing economies. Terex Mining is well positioned in the fast-growing, developing countries of Brazil, Russia, India and China. In the surface mining market, Terex Mining has been successful in China and Indonesia, regions where we currently have reduced market share on a standalone basis.

Significant Synergy Potential. The acquisition of Terex Mining should allow us to benefit from synergies and enhance our earnings potential in 2010. We expect to be able to realize over $100 million in annual run-rate operating synergies, which we believe may be achievable by 2012. A substantial portion of these synergies are expected to result from the integration of our global manufacturing facilities and leveraging manufacturing centers of excellence, as well as the integration of market distribution, engineering and product development resources. Additional cost savings are expected to be realized through the integration of management functions and reducing purchasing expenses, similar to our successful integration of DBT GmbH following its acquisition in May 2007.

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

In our surface mining segment, customers have continued to express a high level of interest in our original equipment, primarily from customers in India and South America. The oil sands, copper and iron ore markets continue to expand. Our customers are forecasting stable commodity prices and they are continuing to increase their capital budgets. As a result, we expect activity for our surface mining original equipment to continue to increase.

Conditions for our surface mining segment aftermarket parts and services remain strong as a result our increased installed base. Our customers did not have a significant decrease in machine utilization during the recent economic downturn, which continued to increase demand for surface mining aftermarket parts and service. Our largest increase in activity was in the Australian and South American markets while portions of the United States market have strengthened from earlier declines. We expect activity for our surface mining aftermarket parts and services to continue to increase.

In our underground mining segment, activity for longwall, room and pillar equipment and aftermarket parts and services increased in the first quarter of 2010 compared to the fourth quarter of 2009 as a result of higher metallurgical coal prices. We expect activity to remain high, particularly in the Australian, European and Russian markets for underground mining original equipment and in the United States, European and Russian markets for underground aftermarket parts and services.

Backlog

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at March 31, 2010 and December 31, 2009, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	March 31, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,310,181	$1,062,977	23.3%
Next 12 months	$827,844	$641,599	29.0%
Underground Mining:
Total	$907,064	$816,543	11.1%
Next 12 months	$671,631	$616,784	8.9%
Total:
Total	$2,217,245	$1,879,520	18.0%
Next 12 months	$1,499,475	$1,258,383	19.2%

Included in surface mining backlog and next 12 months backlog at March 31, 2010 was $302.2 million and $218.9 million, respectively, for Terex Mining.

New Orders

New orders were as follows:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$168,213	$95,557	76.0%
Aftermarket parts and service	171,197	146,591	16.8%

	339,410	242,148	40.2%

Underground Mining:
Original equipment	153,214	98,017	56.3%
Aftermarket parts and service	147,014	104,817	40.3%

	300,228	202,834	48.0%

Total:
Original equipment	321,427	193,574	66.0%
Aftermarket parts and service	318,211	251,408	26.6%

	$639,638	$444,982	43.7%

The increase in surface mining original equipment new orders for the first quarter of 2010 compared to the first quarter of 2009 was due in part to the inclusion of $28.5 million of Terex Mining new orders. The increase was also due to two additional electric mining shovel new orders in the first quarter of 2010 compared to the same period for 2009 and the receipt of a small walking dragline order from a customer in India in the first quarter of 2010.

The increase in surface mining aftermarket parts and service new orders for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the inclusion of $61.8 million of Terex Mining new orders and a $12.9 million multi-year maintenance and repair contract. This increase was offset by the cancellation of a multi-year maintenance and repair contract resulting in a reduction of new orders of approximately $29 million.

The increase in underground mining original equipment new orders for the first quarter of 2010 compared to the first quarter of 2009 was in the room and pillar product line. Approximately $16 million of new orders in our underground mining backlog at December 31, 2008 was cancelled during the first quarter of 2009.

The increase in underground mining aftermarket parts and service new orders for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to orders from customers in the Australian and Chinese markets. The increased orders from Australian customers were related to increased repair activity. The increased orders from Chinese customers were due to spare part packages ordered in connection with longwall system new orders. New orders in the United States market for the first quarter of 2010 were consistent with the first quarter of 2009.

Results of Operations

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

	Quarter Ended March 31,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)
Sales	$607,525	—	$605,744	—
Gross profit	$175,282	28.9%	$170,185	28.1%
Selling, general and administrative expenses	$87,134	14.3%	$61,053	10.1%
Operating earnings	$65,915	10.8%	$94,592	15.6%
Net earnings	$35,014	5.8%	$56,901	9.4%
Fully diluted net earnings per share	$0.45	N/A	$0.76	N/A

Sales

Sales consisted of the following:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$170,169	$146,976	15.8%
Aftermarket parts and service	227,402	164,027	38.6%

	397,571	311,003	27.8%

Underground Mining:
Original equipment	97,826	181,068	(46.0%)
Aftermarket parts and service	112,128	113,673	(1.4%)

	209,954	294,741	(28.8%)

Total:
Original equipment	267,995	328,044	(18.3%)
Aftermarket parts and service	339,530	277,700	22.3%

	$607,525	$605,744	0.3%

The increase in surface mining original equipment sales for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the inclusion of $35.4 million of Terex Mining sales in 2010. This increase was offset by a decrease in electric mining shovel sales. Blasthole drill and walking dragline sales for the first quarter of 2010 approximated first quarter 2009 levels.

The increase in surface mining aftermarket parts and service sales for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the inclusion of $56.8 million of Terex Mining sales in 2010. Non-Terex Mining aftermarket sales increased by 4% from the first quarter of 2009. Increases in the Canadian and Brazilian markets offset a decline in the United States market.

The decrease in underground mining original equipment sales for the first quarter of 2010 compared to the first quarter of 2009 was primarily due to higher longwall system sales in the Czech Republic in 2009.

The decrease in underground mining aftermarket parts and service sales was primarily in the United States market due to larger longwall aftermarket orders in the first quarter of 2009. There was also an increase in aftermarket sales in the Australian market as a result of rebuilding existing longwall systems.

Gross Profit

Gross profit and gross margin were as follows:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Gross profit	$175,282	$170,185	3.0%
Gross margin	28.9%	28.1%	N/A

Gross profit and gross margin were affected by preliminary acquisition accounting adjustments related to the acquisition of Terex Mining as follows:

Quarter Ended March 31, 2010
(Dollars in thousands)
Gross profit reduction	$6,832
Gross margin reduction	1.1%

Gross margin was 30.0% for the first quarter of 2010 after adjusting for amortization of Terex Mining acquisition accounting adjustments compared to 28.1% for the first quarter of 2009. The first quarter of 2010 reflected lower gross margins on the Terex Mining business compared with the Company’s historical margins and manufacturing absorption losses due to reduced activity, which was partially offset by improved original equipment gross margins, in part due to bringing subcontract work back into our manufacturing facilities. Cost cutting initiatives and productivity efficiencies in the surface mining segment have also contributed to increased gross margin and gross profit.

At March 31, 2010, there was approximately $33 million of remaining inventory acquisition accounting adjustments, of which approximately $16 million is expected to be expensed in each of the second and third quarters of 2010 and approximately $1 million is expected to be expensed in the fourth quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Quarter Ended March 31,		% Change
	2010	2009
	(Dollars in thousands)
Selling, general and administrative expenses	$87,134	$61,053	42.7%
Percent of sales	14.3%	10.1%	N/A

Selling, general and administrative expenses for the first quarter of 2010 included $14.1 million of acquisition costs compared to $1.0 million of acquisition costs for the first quarter of 2009. The acquisition costs for 2010 primarily related to the acquisition of Terex Mining. Selling, general and administrative expenses for the first quarter of 2010 included $9.8 million for Terex Mining and a $1.9 million loss on the disposal of fixed assets.

Research and Development Expenses

Research and development expenses were as follows:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Research and development expenses	$13,243	$9,376	41.2%
Percent of sales	2.2%	1.5%	N/A

The aggregate dollar increase in 2010 was primarily due to the inclusion of $1.6 million of research and development expense for Terex Mining, as well as further development of our longwall equipment and our draglines.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the Terex Mining acquisition was $4.5 million for the first quarter of 2010 and is expected to be approximately $10 million in the second quarter of 2010, approximately $8 million in the third quarter of 2010 and approximately $7 million per quarter thereafter through December 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Surface mining	$66,588	$65,032	2.4%
Underground mining	21,268	37,347	(43.1%)

Total operations	87,856	102,379	(14.2%)
Corporate	(21,941)	(7,787)	(181.8%)

Consolidated total	$65,915	$94,592	(30.3%)

First quarter 2010 operating earnings for the surface mining segment included Terex Mining earnings of $8.3 million before amortization of preliminary acquisition accounting adjustments. As a result of the acquisition of Terex Mining, operating earnings for the first quarter of 2010 were reduced by $11.2 million of amortization of preliminary acquisition accounting adjustments and $14.1 million of acquisition costs. Operating earnings for the first quarter of 2010 were also negatively impacted by lower underground mining sales and a $1.9 million loss on the disposal of assets.

Interest Expense

Interest expense was $11.1 million for the first quarter of 2010 compared to $6.9 million for the first quarter of 2009. The increase in interest expense in 2010 was primarily due to the new $1.0 billion secured term loan which was used to acquire Terex Mining. The additional debt will continue to result in higher interest expense in future periods.

Income Tax Expense

The effective tax rate for the first quarter of 2010 was 35.6% compared to 32.5% for the first quarter of 2009. The higher rate in 2010 was primarily due to non-deductible acquisition costs related to the Terex acquisition. The effective tax rate for all of 2010 is expected to approximate 32%.

Net Earnings

Net earnings were as follows:

	Quarter Ended March 31,
	2010	2009	% Change
	(Dollars in thousands, except per share amounts)
Net earnings	$35,014	$56,901	(38.5%)
Fully diluted net earnings per share	$0.45	$0.76	(40.8%)

Net earnings were reduced (increased) by amortizations of preliminary acquisition accounting adjustments related to the acquisition of Terex Mining in 2010 as follows:

Quarter Ended March 31, 2010
(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$7,019
Amortization of intangible assets	4,462
Depreciation of fixed assets	(234)

Operating earnings	11,247
Income tax benefit	(3,618)

Total	$7,629

Terex Mining

Net earnings excluding Terex Mining and the associated preliminary acquisition accounting adjustments, as well as the effect of the amended credit agreement, were as follows:

Quarter Ended March 31, 2010
(Dollars in thousands, except per share amounts)
Reported net earnings	$35,014
Terex Mining net earnings before amortization of acquisition accounting adjustments	(5,355)
Amortization of acquisition accounting adjustments, net of income tax benefit	7,629
Interest expense and amortization of capitalized financing fees, net of income tax benefit	4,351
Acquisition costs, net of income tax benefit	11,089

Adjusted net earnings	$52,728

Adjusted Diluted Net Earnings Per Share Data
Adjusted weighted average shares	76,014,518

Adjusted net earnings per share	$0.69

Additional Terex Mining information was as follows:

	Quarter Ended March 31, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Operations (1)	$92,197	($2,865)	$5,757	$233	$1,685,218
Interest income		(56)	—
Interest expense		5	—

Loss before income taxes		($2,814)	$5,757

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $7.0 million. This amount is not included in the depreciation and amortization column.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings, in each case compared to the prior year:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Increase (decrease) in sales	$34,636	($37,346)
Increase (decrease) in gross profit	$8,764	($10,876)
Increase (decrease) in operating earnings	$4,757	($5,744)

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA were as follows:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
EBITDA	$87,867	$105,187
Percent (decrease) increase from prior year	(16.5%)	26.8%
EBITDA as a percent of sales	14.5%	17.4%
Adjusted EBITDA	$112,767	$107,574
Percent increase from prior year	4.8%	14.2%
Adjusted EBITDA as a percent of sales	18.6%	17.8%

EBITDA is defined as net earnings before interest income, interest expense, income tax expense, depreciation and amortization. EBITDA includes the impact of non-cash stock compensation expense, loss on disposals of fixed assets and the inventory fair value acquisition accounting adjustment charged to cost of products sold as set forth below. EBITDA is a measurement not recognized in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be viewed as an alternative to GAAP measures of performance. EBITDA is presented because (i) we use EBITDA to measure our liquidity and financial performance, and (ii) we believe EBITDA is frequently used by securities analysts, investors and other interested parties in evaluating the performance and enterprise value of companies in general, and in evaluating the liquidity of companies with significant debt service obligations and their ability to service their indebtedness.

Adjusted EBITDA is a material term in our current credit agreement, which we believe is a material agreement, and is used in the calculation of our leverage ratio covenant. Also, our management uses Adjusted EBITDA when preparing our annual operating budget and financial projections. The following table reconciles EBITDA to Adjusted EBITDA:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
EBITDA	$87,867	$105,187
Non-cash stock compensation expense	1,948	2,384
Loss on disposal of fixed assets	1,865	3
Terex Mining acquisition costs (1)	14,068	—
Inventory fair value adjustment charged to cost of products sold (2)	7,019	—

Adjusted EBITDA	$112,767	$107,574

(1)	Reflects costs incurred to acquire Terex Mining.
(2)	In connection with the acquisition of Terex Mining, inventories acquired were adjusted to estimated fair value. This adjustment is being charged to cost of products sold as the inventory is sold.

The following table reconciles Net Earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided by Operating Activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Net earnings	$35,014	$56,901
Interest income	(1,349)	(1,586)
Interest expense	11,059	6,864
Income tax expense	19,356	27,388
Depreciation	12,960	9,435
Amortization (1)	10,827	6,185

EBITDA	87,867	105,187

Changes in assets and liabilities	127,874	(31,137)
Non-cash stock compensation expense	1,948	2,384
Loss on disposal of fixed assets (2)	1,865	3
Interest income	1,349	1,586
Interest expense	(11,059)	(6,864)
Income tax expense	(19,356)	(27,388)

Net cash provided by operating activities	$190,488	$43,771

Net cash used in investing activities	($1,010,376)	($20,014)

Net cash provided by (used in) financing activities	$961,282	($58,254)

(1)	Includes amortization of intangible assets and debt issuance costs. The $7.0 million of inventory fair value adjustments charged to cost of products sold is not included; however, this amount was classified as an amortization expense in our press release furnished as an exhibit to our Form 8-K filed with the Securities and Exchange Commission on April 23, 2010.
(2)	Reflects losses on the disposal of fixed assets in the ordinary course.

Liquidity and Capital Resources

During the first quarter of 2010, we amended our credit facilities to finance the acquisition of Terex Mining. The new credit facilities include a secured revolving credit facility of $525.0 million and an unsecured German revolving credit facility of €65.0 million. The new credit facilities also include a secured term loan facility consisting of (i) $1,280.0 million; (ii) A$124.0 million ($113.5 million at March 31, 2010); and (iii) €73.1 million ($98.6 million at March 31, 2010). The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. At March 31, 2010, we were in compliance with all of the covenants. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for a more detailed discussion of our current credit facilities.

Cash Requirements

Our cash balance increased to $241.9 million at March 31, 2010 from $101.1 million at December 31, 2009. The increase was primarily due to strong collections of accounts receivable from previously billed original equipment orders.

Our customers generally are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material adverse effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facilities. If additional borrowings are necessary during the remainder of 2010, we believe we have sufficient capacity under our existing revolving credit facilities.

Inventory increased to $1,142.3 million at March 31, 2010 from $627.3 million at December 31, 2009. The increase was primarily due to acquired Terex Mining inventory. Excluding the impact of the Terex Mining acquisition, inventory turns were 2.7 at March 31, 2010 compared to 2.8 at December 31, 2009.

Ordinary course capital expenditures for the first quarter of 2010 were $6.7 million compared to $11.2 million for the first quarter of 2009. We expect our ordinary course capital expenditures in 2010 to be between $60 million and $70 million. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected ordinary course capital expenditures during 2010.

At March 31, 2010, there were approximately $242.4 million of standby letters of credit outstanding under all of our bank facilities.

At March 31, 2010, there have been material changes to certain of the contractual obligations reported in our Form 10-K for the year ended December 31, 2009. The obligations that materially changed and the balances at March 31, 2010 were as follows:

	Total	2010	2011-2012	2013-2014	Thereafter
	(Dollars in thousands)
Debt (1)	$1,502,478	$11,221	$32,220	$495,018	$964,019
Operating leases and rental and service agreements	75,877	20,538	23,975	11,518	19,846
Interest on long-term debt (2)	372,763	56,111	143,966	124,671	48,015

Total	$1,951,118	$87,870	$200,161	$631,207	$1,031,880

(1)	Includes payment obligations under capital leases.
(2)	Represents interest on our term loan.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest and dividends of approximately $62 million and $5 million, respectively, and income taxes of between $145 million and $155 million during the remainder of 2010.

During the remainder of 2010, we anticipate continued positive cash flows from operations and expect our cash balances to increase throughout the remainder of the year. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our cash requirements for the remainder of 2010. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At March 31, 2010, we had $717.7 million of accounts receivable compared to $741.8 million of accounts receivable at December 31, 2009. Receivables at March 31, 2010 and December 31, 2009 included $330.5 million and $384.5 million, respectively, of revenues from long-term contracts which were not billable at these dates. Billed receivables at March 31, 2010 decreased from December 31, 2009 due to large customer collections on shovel and longwall orders during the quarter, offset by the inclusion of Terex Mining billed receivables of $131.1 million.

Included in our March 31, 2010 accounts receivable balance was approximately $53 million related to order delays. We expect to collect approximately $48 million of the outstanding balance during the remainder of 2010. Customer requested delays of sold orders, poor conditions in global financial markets or global or regional recessionary economic conditions could cause us difficulty in collecting outstanding accounts receivable.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. These payments are recorded as Liabilities to Customers on Uncompleted Contracts and Warranties.

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of our 2009 Annual Report to Stockholders. There have been no material changes to these policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $469.4 million ($375.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of March 31, 2010. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of March 31, 2010 would have the effect of changing our interest expense on an annual basis by approximately $5 million.

Foreign Currency

We sell most of our surface mining original equipment, including those sold directly to foreign customers, in United States dollars and we sell most of our underground mining original equipment in either United States dollars or euros. We sell most of our surface mining aftermarket parts in United States dollars, with limited aftermarket parts sales denominated in the local currencies of various foreign markets. We sell most of our underground mining aftermarket parts in either United States dollars or euros, also with limited aftermarket parts sales denominated in the local currencies of various foreign markets. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

Currency controls, devaluations, trade restrictions and other disruptions in the currency convertibility and in the market for currency exchange could limit our ability to timely convert sales earned abroad into United States dollars. This could adversely affect our ability to service our United States dollar indebtedness, fund our United States dollar costs and finance capital expenditures and pay dividends on our common stock.

Based on our derivative instruments outstanding at March 31, 2010, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the acquisition of Terex Mining, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the integration of Terex Mining that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity. Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010, in connection with its acquisition of Terex Mining, the Company issued 5,809,731 shares of its common stock to Terex Corporation on February 19, 2010. The Company and Terex Corporation relied on Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, to provide an exemption from registration for the issuance of such common stock of the Company to Terex Corporation. Pursuant to the Equity Agreement, dated as of January 15, 2010, by and between the Company and Terex Corporation pursuant to which such common stock was issued, Terex Corporation was the sole purchaser of such common stock and made representations that support the availability of the exemption from registration provided by Regulation D.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

See Exhibit Index on last page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ MARK J. KNAPP
Mark J. Knapp
Corporate Controller
Date: May 7, 2010	Principal Accounting Officer

/s/ CRAIG R. MACKUS
Craig R. Mackus
Date: May 7, 2010	Chief Financial Officer and Secretary Principal Financial Officer

/s/ TIMOTHY W. SULLIVAN
Timothy W. Sullivan
Date: May 7, 2010	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2010).

10.2	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 1, 2010).

10.3	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and Luis de Leon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 1, 2010).

10.4	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and John F. Bosbous (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 1, 2010).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarters ended March 31, 2010 and 2009, (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2010 and 2009, (iii) the Consolidated Condensed Balance Sheets as of March 31, 2010 and December 31, 2009, (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2010 and 2009, and (v) Notes to Consolidated Condensed Financial Statements.