Form 10-Q
period 2010-06-30
BUCYRUS INTERNATIONAL INC
filed 2010-08-06
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2010
Common Stock, $.01 par value	81,012,454

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Sales	$868,668	$724,436	$1,476,193	$1,330,180
Costs of products sold	622,156	519,174	1,054,399	954,733

Gross profit	246,512	205,262	421,794	375,447

Selling, general and administrative expenses	88,114	63,015	175,248	124,068
Research and development expenses	16,031	9,200	29,274	18,576
Amortization of intangible assets	13,875	4,441	22,865	9,605

Operating earnings	128,492	128,606	194,407	223,198

Interest income	(1,068)	(844)	(2,417)	(2,430)
Interest expense	18,900	6,662	29,959	13,526
Other expense	2,506	618	4,341	5,643

Earnings before income taxes	108,154	122,170	162,524	206,459
Income tax expense	34,943	39,890	54,299	67,278

Net earnings	$73,211	$82,280	$108,225	$139,181

Net earnings per share
Basic:
Net earnings per share	$0.91	$1.11	$1.37	$1.87
Weighted average shares	80,559,644	74,453,660	78,938,334	74,452,561
Diluted:
Net earnings per share	$0.89	$1.08	$1.35	$1.84
Weighted average shares	82,136,682	76,012,075	80,408,528	75,487,089

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Loss) (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net earnings	$73,211	$82,280	$108,225	$139,181

Other comprehensive income (loss):
Currency translation adjustments	(82,132)	49,321	(103,838)	34,556
Change in pension and postretirement unrecognized costs, net of income tax (benefit) expense of ($153), $524, ($374) and $479, respectively	(263)	1,001	(2,619)	793
Derivative fair value changes, net of income tax (benefit) expense of ($6,473), $10,911, ($10,301) and $9,479, respectively	(22,373)	21,442	(25,714)	17,783

Other comprehensive (loss) income	(104,768)	71,764	(132,171)	53,132

Comprehensive (loss) income	($31,557)	$154,044	($23,946)	$192,313

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$279,482	$101,084
Receivables – net	771,287	741,815
Inventories	1,106,587	627,289
Deferred income taxes	45,227	45,024
Prepaid expenses and other	49,409	40,861

Total Current Assets	2,251,992	1,556,073

OTHER ASSETS:
Goodwill	719,989	351,333
Intangible assets – net	673,344	220,780
Other assets	110,259	61,505

Total Other Assets	1,503,592	633,618

PROPERTY, PLANT AND EQUIPMENT:
Cost	736,696	672,260
Less accumulated depreciation	(160,286)	(157,839)

Total Property, Plant and Equipment	576,410	514,421

TOTAL ASSETS	$4,331,994	$2,704,112

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	June 30, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$295,251	$155,857
Accrued expenses	255,322	172,865
Liabilities to customers on uncompleted contracts and warranties	266,825	183,097
Income taxes	43,709	45,811
Current maturities of long-term debt and short-term obligations	17,138	7,566

Total Current Liabilities	878,245	565,196

LONG-TERM LIABILITIES:
Deferred income taxes	83,841	82,260
Pension and other	209,697	198,000

Total Long-Term Liabilities	293,538	280,260

LONG-TERM DEBT, less current maturities	1,463,656	499,666

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 81,223,959 shares and 75,234,366 shares, respectively	813	753
Additional paid-in capital	1,053,253	687,756
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	777,714	673,535
Accumulated other comprehensive loss	(134,374)	(2,203)

Total Common Stockholders’ Investment	1,696,555	1,358,990

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$4,331,994	$2,704,112

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Net Cash Provided By Operating Activities	$265,597	$6,217

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(33,096)	(31,277)
Proceeds from disposal of property, plant and equipment	2,716	266
Purchases of investments	(2,921)	(8,721)
Proceeds from sale of investments	4,808	6,184
Acquisition of Terex Mining, net of cash acquired	(1,004,143)	—
Other	(4,950)	(715)

Net cash used in investing activities	(1,037,586)	(34,263)

Cash Flows From Financing Activities
Borrowings from revolving credit facilities	208,087	—
Repayments of revolving credit facilities	(208,087)	—
Net borrowings of revolving credit facilities	—	27,868
Proceeds from term loan facility	1,000,000	—
Repayments of term loan facility	(4,708)	(3,608)
Proceeds from other long-term debt and other bank borrowings	27,665	1,919
Payments of other long-term debt and other bank borrowings	(27,608)	(165)
Dividends paid	(4,057)	(3,722)
Payment of financing costs	(35,226)	—
Other	(42)	(716)

Net cash provided by financing activities	956,024	21,576

Effect of exchange rate changes on cash	(5,637)	8,685

Net increase in cash and cash equivalents	178,398	2,215
Cash and cash equivalents at beginning of period	101,084	102,396

Cash and cash equivalents at end of period	$279,482	$104,611

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$27,728	$17,897
Income taxes – net of refunds	$52,937	$39,119

Supplemental Disclosure of Non-Cash Investing Activities

Capital expenditures included in accounts payable	$21	$476

Supplemental Schedule of Non-Cash Investing and Financing Activities

On February 19, 2010, the Company completed its acquisition of Terex Mining. In conjunction with the acquisition, preliminary liabilities were assumed as follows (dollars in thousands):

Fair value of assets acquired	$1,702,438
Cash consideration	(1,048,525)
Consideration paid in the form of the Company’s common shares, based on the February 19, 2010 per share closing price of $62.64	(363,922)

Liabilities assumed	$289,991

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1. Nature of Operations

Bucyrus International, Inc. (the “Company”) is a leading designer, manufacturer and marketer of safe and high productivity mining equipment. The Company operates in two business segments: surface mining and underground mining. Major markets for the surface mining industry are copper, coal, oil sands and iron ore. The major market for the underground mining industry is coal. Most of the Company’s surface mining customers are large multinational corporations with operations in the various major surface mining markets throughout the world. Most of the Company’s underground mining customers are multinational coal mining corporations, but tend to be smaller in size than the Company’s surface mining customers. In addition to the manufacture of original equipment, an important part of the Company’s business consists of aftermarket sales, such as supplying parts, maintenance and repair services and technical advice, as well as refurbishing and relocating older, installed original equipment. The Company has manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, India, Indonesia, Mexico, Peru, Russia, South Africa, the United Kingdom and the United States.

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

3. Acquisitions

On February 19, 2010, the Company completed its acquisition of Terex Corporation’s mining equipment business (“Terex Mining”) for $1.0 billion in cash and 5,809,731 shares of the Company’s common stock, subject to certain post-closing net assets, net debt and other adjustments. The financial results for the quarter and six months ended June 30, 2010 include the net assets and results of operations of Terex Mining since the February 19, 2010 date of acquisition, as well as the preliminary acquisition accounting adjustments and acquisition costs related to the Terex Mining acquisition. As a result, the Company’s financial results for the quarter and six months ended June 20, 2010 are not necessarily comparative to the results for the quarter and six months ended June 30, 2009 or as of December 31, 2009 and may not be indicative of future results. Terex Mining is being integrated into the surface mining segment.

Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to the Company’s existing product lines. As a result of this acquisition, the Company has significantly expanded its product portfolio, which allows it to compete in a larger portion of the mining machinery market. These factors contributed to a purchase price resulting in the recognition of goodwill. Total goodwill acquired was $418.6 million, of which $225.4 million is deductible for income tax purposes.

The acquisition of Terex Mining was accounted for under the acquisition method of accounting for business combinations in accordance with generally accepted accounting principles in the United States. Under this method, the total consideration transferred to consummate the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the closing date of the acquisition. The principles of acquisition method of accounting require extensive use of estimates and judgments to allocate the consideration transferred to the identifiable tangible and intangible assets acquired and liabilities assumed based on their respective fair values. Accordingly, the allocation of the consideration transferred in the table below is preliminary and will be adjusted subject to the final adjustments to be agreed upon by Terex Corporation and the Company upon completion of the final valuation of the assets acquired and liabilities assumed. Such adjustments could be significant. The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The asset and share purchase agreement between the Company and Terex Corporation contains a post-closing purchase price adjustment provision which includes a calculation of the net asset value (as defined in the asset and share purchase agreement) of Terex Mining as of the closing date of the acquisition. During the course of the calculation of the purchase price adjustment, the Company has identified certain material potential adjustments to specific items on the balance sheet of Terex Mining as of the closing date of the acquisition, which may result in a significant downward adjustment to the preliminary consideration transferred by the Company to Terex Corporation. These potential adjustments are being reviewed by Terex Corporation and have not been included in the Company’s consolidated financial statements as of June 30, 2010.

The preliminary consideration transferred to acquire Terex Mining was as follows (dollars in thousands):

Cash consideration, including cash acquired	$1,048,525
Consideration in the form of the Company’s common shares, based on the February 19, 2010 per share closing price of $62.64	363,922

Total consideration	$1,412,447

The total consideration transferred was allocated to Terex Mining’s net tangible and identifiable intangible assets based upon their fair value as of February 19, 2010. The excess of the consideration transferred over the fair value of the net tangible and identifiable intangible assets is reflected as goodwill. The preliminary allocation of the total consideration to the fair value of the assets acquired and liabilities assumed as of February 19, 2010 was as follows (dollars in thousands):

Cash	$44,382
Receivables, net of $2,848 of reserves	117,967
Inventories	486,674
Prepaid expenses and other	46,992
Goodwill	418,641
Intangible assets	493,646
Other assets	11,827
Property, plant and equipment	82,309
Liabilities assumed	(251,229)
Deferred tax liability associated with acquisition accounting adjustments	(38,762)

$1,412,447

Major categories of liabilities assumed included trade accounts payable of $94.6 million, accrued warranty costs of $39.1 million, other accrued expenses of $38.3 million, accrued employee costs of $17.3 million, pension liabilities of $16.2 million and liabilities to customers on uncompleted contracts of $12.9 million.

The identifiable intangible assets consist of technology, customer relationships, brand name, trademarks and backlog.

The Company incurred $1.7 million and $15.7 million of acquisition costs for the quarter and six months ended June 30, 2010, respectively, related to the acquisition of Terex Mining. These costs are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Terex Mining sales for the quarter and six months ended June 30, 2010 were $277.1 million and $369.3 million, respectively, and net earnings for the quarter and six months ended June 30, 2010 were $13.4 million and $11.3 million, respectively.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assume that the Company acquired Terex Mining and amended its credit facilities on January 1, 2010 and 2009. The unaudited pro forma results include adjustments to reflect additional interest expense, depreciation expense and amortization of intangibles, as well as the effects of adjustments made to the carrying value of certain assets.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Sales	$868,668	$1,050,729	$1,577,825	$1,946,867

Net earnings	$83,937	$87,854	$116,061	$151,669

Net earnings per share:
Basic	$1.04	$1.09	$1.44	$1.89
Diluted	$1.02	$1.07	$1.42	$1.87

The unaudited pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Terex Mining been effective on January 1, 2010 and 2009 or of the Company’s future results of operations. Also, the unaudited pro forma financial information does not reflect the costs that the Company incurred or may incur to integrate Terex Mining. These integration costs have not been material to date and the Company does not expect them to be material in the future.

Finished goods and work in process inventories have been adjusted to their estimated fair market value. Finished parts were valued at their estimated selling prices, less the sum of (i) costs of disposal; and (ii) a reasonable profit allowance for the Company’s selling effort, and work in process was valued at estimated selling prices of finished goods less the sum of (a) costs to complete; (b) costs of disposal; and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. As this inventory adjustment was directly attributed to the transaction and did not have a continuing impact, it is not reflected in the unaudited pro forma results of operations presented above. However, this inventory adjustment will result in a charge to cost of products sold in the periods subsequent to the consummation of the acquisition of Terex Mining during which the related inventories were sold. The actual charge for the quarter and six months ended June 30, 2010 was $15.8 million and $22.8 million, respectively.

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

The contractual amounts of the Company’s outstanding foreign currency forward contracts, by currency, were as follows:

	June 30, 2010		December 31, 2009
	Buy	Sell	Buy	Sell
	(Dollars in thousands)

United States dollar	$26,455	$132,835	$11,000	$55,763
Australian dollar	26,925	124,816	29,485	18,548
Brazilian real	—	5,055	—	3,912
British pounds sterling	23,679	11,227	14,025	2,106
Canadian dollar	4,037	21,855	—	8,492
Chilean peso	867	—	37,798	1,250
Czech koruna	1,742	—	264	—
Euro	130,142	56,211	213,299	5,639
Mexican peso	245	—	—	—
Peruvian sol	—	5,813	—	1,525
Polish zloty	—	—	—	1,894
Russian ruble	474	4,878	675	3,595
South African rand	81	5,223	—	1,584

	$214,647	$367,913	$306,546	$104,308

Based upon June 30, 2010 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases and cash collection of accounts receivable in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold or the accounts receivable is recorded. The ineffectiveness of these hedge instruments resulted in the recognition in the Consolidated Condensed Statements of Earnings of pre-tax losses of $0.6 million and $1.1 million for the quarter and six months ended June 30, 2010, respectively, and pre-tax income of $0.8 million and pre-tax losses of $3.4 million for the quarter and six months ended June 30, 2009, respectively. The maturity of these instruments generally does not exceed 27 months. The Consolidated Condensed Statements of Earnings for the quarter and six months ended June 30, 2009 includes $0.2 million of pre-tax income and $3.8 million of pre-tax losses, respectively, as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or the two months thereafter. There has been no income or loss for this type of transaction in 2010. Accumulated other comprehensive loss related to foreign currency forward contracts was $16.2 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively. The Company estimates that $14.1 million of the $16.2 million loss will be reclassified into earnings over the next 12 months.

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $735.6 million ($650.0 million plus €70.0 million) of its term loan. All of the swaps in place at June 30, 2010 have been designated as cash flow hedges of LIBOR-based interest payments. The effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at June 30, 2010 were as follows:

	Interest
Amount	Rate (1)	Maturity Date
(Dollars in thousands)

$50,000	2.1750%	January 30, 2012
$50,000	2.4000%	January 28, 2013
$25,000	2.2200%	February 19, 2013
$25,000	2.2500%	February 19, 2013
$25,000	2.2900%	May 19, 2013
$25,000	2.4100%	August 19, 2013
$25,000	2.4500%	November 19, 2013
$50,000	2.5975%	January 28, 2014
$25,000	2.5800%	February 19, 2014
$25,000	2.2100%	April 1, 2014
$50,000	2.9900%	May 4, 2014
$50,000	2.9900%	May 4, 2014
$100,000	2.9900%	May 4, 2014
$25,000	2.6300%	May 19, 2014
$25,000	2.7400%	August 19, 2014
$25,000	2.8200%	November 19, 2014
$25,000	2.8450%	February 19, 2015
$25,000	2.9700%	May 19, 2015
$18,351	1.9600%	March 31, 2012 (2)
$12,234	2.2800%	March 31, 2013 (2)
$30,585	2.5180%	March 31, 2014 (2)
$18,351	2.4900%	March 31, 2014 (2)
$6,117	2.4900%	April 1, 2014 (2)

(1)	Excludes applicable spread of 1.50% to 3.00%.
(2)	This interest rate swap is denominated in euros.

The Company recognized interest expense of $2.8 million and $6.2 million for the quarter and six months ended June 30, 2010, respectively, and $0.7 million and $1.2 million for the quarter and six months ended June 30, 2009, respectively, related to the ineffective portion of its interest rate swaps. Accumulated other comprehensive loss, net of tax, related to interest rate swaps was $16.2 million and $5.0 million at June 30, 2010 and December 31, 2009, respectively. The Company estimates that $14.0 million of the $16.2 million loss, net of tax, will be reclassified into earnings over the next 12 months.

The pre-tax fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the Consolidated Condensed Balance Sheets in which the gross amounts are included were as follows:

	June 30, 2010
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)

Interest rate swaps	$—	$—	$22,248	$3,499
Foreign currency forward contracts	742	—	10,087	2,801

Total designated	$742	$—	$32,335	$6,300

	December 31, 2009
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)

Interest rate swaps	$—	$301	$2,917	$4,531
Foreign currency forward contracts	1,787	—	2,551	885

Total designated	$1,787	$301	$5,468	$5,416

The pre-tax derivative gains and losses included in the Consolidated Condensed Statements of Comprehensive Income (Loss) and the Consolidated Condensed Statements of Earnings related to cash flow hedges were as follows:

Gain / (Loss) Recognized in Other Comprehensive Income (Loss):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Interest rate swaps	($12,570)	$15,008	($17,882)	$9,694
Foreign currency forward contracts	(16,276)	17,344	(18,133)	17,568

Total	($28,846)	$32,352	($36,015)	$27,262

Gain / (Loss) Reclassified From Other Comprehensive Income To Earnings:

	Quarter Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Interest rate swaps	($2,834)	($685)	Interest expense
Foreign currency forward contracts	2,239	—	Sales
Foreign currency forward contracts	(1,409)	(4,044)	Cost of products sold
Foreign currency forward contracts	258	(7,173)	Selling, general and administrative expenses
Foreign currency forward contracts	—	—	Other expense

Total	($1,746)	($11,902)

	Six Months Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Interest rate swaps	($6,185)	($1,234)	Interest expense
Foreign currency forward contracts	2,661	—	Sales
Foreign currency forward contracts	(2,371)	(6,018)	Cost of products sold
Foreign currency forward contracts	241	(723)	Selling, general and administrative expenses
Foreign currency forward contracts	—	(3,448)	Other expense

Total	($5,654)	($11,423)

Gain / (Loss) Recognized in Earnings Due to Ineffectiveness and Amounts Excluded from Effectiveness Testing:

	Quarter Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Foreign currency forward contracts	$33	$—	Sales
Foreign currency forward contracts	(437)	(3,015)	Cost of products sold
Foreign currency forward contracts	(222)	3,637	Selling, general and administrative expenses
Foreign currency forward contracts	—	177	Other expense

Total	($626)	$799

	Six Months Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Foreign currency forward contracts	($52)	$—	Sales
Foreign currency forward contracts	(631)	(3,015)	Cost of products sold
Foreign currency forward contracts	(444)	—	Selling, general and administrative expenses
Foreign currency forward contracts	—	(396)	Other expense

Total	($1,127)	($3,411)

The pre-tax gains / (losses) from derivatives not designated as hedging instruments included in the Consolidated Condensed Statements of Earnings were as follows:

	Quarter Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Foreign currency forward contracts	($490)	$—	Cost of products sold
Foreign currency forward contracts	(2,665)	1,221	Selling, general and administrative expenses

Total	($3,155)	$1,221

	Six Months Ended June 30,		Consolidated Condensed Statement of Earnings
	2010	2009	Line Item
	(Dollars in thousands)

Foreign currency forward contracts	($1,429)	$—	Cost of products sold
Foreign currency forward contracts	3,232	(1,154)	Selling, general and administrative expenses

Total	$1,803	($1,154)

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations was $6.2 million at June 30, 2010 compared to $3.9 million at December 31, 2009. At June 30, 2010, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-United States operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized gains of $9.1 million and

$15.8 million in other comprehensive income (loss) related to net investment hedges in the quarter and six months ended June 30, 2010, respectively, and losses of $6.1 million and $2.0 million in the quarter and six months ended June 30, 2009, respectively.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, the Company often has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

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

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Currency translation adjustments	($72,649)	$31,189
Pension and postretirement benefit unrecognized costs	(29,371)	(26,752)
Derivative fair value adjustments	(32,354)	(6,640)

Accumulated other comprehensive loss	($134,374)	($2,203)

6. Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Raw materials and parts	$112,618	$75,111
Work in process	396,939	202,221
Finished products (primarily replacement parts)	597,030	349,957

	$1,106,587	$627,289

7. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$412,308	($33,884)	$121,085	($26,846)
Customer relationships	251,361	(19,748)	118,791	(15,584)
Trademarks and brand names	46,681	(14,573)	12,000	(12,000)
Engineering drawings	25,500	(16,281)	25,500	(15,644)
Backlog	10,739	(10,543)	8,000	(8,000)
Other	10,384	(5,399)	5,855	(4,813)

	$756,973	($100,428)	$291,231	($82,887)

Unamortized intangible assets – Trademarks/Trade names	$16,799		$12,436

Changes in the carrying amount of goodwill were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)

Balance at January 1, 2010	$47,306	$304,027
Goodwill acquired during the year	418,641	—
Currency translation	(21,886)	(28,099)

Balance at June 30, 2010	$444,061	$275,928

The estimated future amortization expense of intangible assets as of June 30, 2010 was as follows (dollars in thousands):

2010 (remaining six months)	$22,591
2011	43,444
2012	43,444
2013	43,435
2014	43,108
2015	42,923
Future	417,600

$656,545

8. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Term loan facility	$1,470,474	$496,599
Other	10,320	10,633

	1,480,794	507,232
Less current maturities of long-term debt and short-term obligations	(17,138)	(7,566)

	$1,463,656	$499,666

On February 19, 2010, the Company amended its credit facilities to finance the acquisition of Terex Mining. As of February 19, 2010, the amended credit facilities included a secured revolving credit facility of $525.0 million ($35.0 million has a maturity date of May 4, 2012 and $490.0 million has a maturity date of May 4, 2014) and an unsecured German revolving credit facility of €65.0 million which matures on May 4, 2014. As of February 19, 2010, the amended credit facilities also included secured term loan facilities totaling $1,473.8 million consisting of (i) $1,280.0 million ($390.0 million matures on May 4, 2014 and $890.0 million matures on February 19, 2016); (ii) A$124.0 million ($104.4 million) with a maturity date of February 19, 2016; and (iii) €73.1 million ($89.4 million) with a maturity date of May 4, 2014. The entire new secured revolving credit facility is eligible to be used for letters of credit.

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

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The Company’s financial covenants require that it maintain, on a trailing four-quarter basis as of the end of each fiscal quarter, a total leverage ratio of not more than 3.50 to 1.00 and a consolidated interest coverage ratio of at least 3.0 to 1.0. At June 30, 2010, the Company was in compliance with these covenants.

The credit facilities require the Company to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and certain asset sales and 50% (subject to reductions based on the Company’s total leverage ratio) of the Company’s annual excess cash flow, as defined in its credit facilities.

At June 30, 2010, the amount potentially available for borrowings under the secured revolving credit facility was $431.7 million, after taking into account $93.3 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at June 30, 2010 was $39.0 million (€31.9 million), after taking into account $40.5 million (€33.1 million) of issued letters of credit. At June 30, 2010, the Company had borrowings of $1,470.5 million ($1,276.8 million plus €72.9 million plus A$124.0 million) under its term loan facility. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $735.6 million ($650.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 2.6%, plus the applicable spread. The remaining $734.9 million of outstanding term loan borrowings at June 30, 2010 were at a weighted average interest rate of 4.9%, including the applicable spread.

9. Common Stockholders’ Investment

On February 19, 2010, the Company issued 5,809,731 shares of its common stock as partial consideration for the acquisition of Terex Mining.

At June 30, 2010, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

10. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares and stock appreciation rights (“SARs”) over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $2.2 million and $4.1 million for the quarter and six months ended June 30, 2010, respectively, and $2.6 million and $5.0 million for the quarter and six months ended June 30, 2009, respectively.

The Company has granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest in their entirety at the end of the fourth calendar year from the grant date (inclusive of the year of grant) provided the employee remains employed by the Company until such date or has a qualifying retirement prior to such date. Compensation expense related to nonvested shares was $0.7 million and $1.3 million for the quarter and six months ended June 30, 2010, respectively, and $1.0 million and $1.8 million for the quarter and six months ended June 30, 2009, respectively. Nonvested share activity during the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2010	370,200	$20.97
Granted	76,700	$59.82
Forfeited	(3,200)	$25.16
Vested	—	—

Outstanding at June 30, 2010	443,700	$27.65

At June 30, 2010, there was $6.6 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of approximately 3 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At June 30, 2010, the Company expected approximately 403,000 shares to vest and these shares had an aggregate intrinsic value of $19.1 million and a weighted-average remaining contractual term of 2.3 years.

The Company has granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. Compensation expense related to SARs was $1.5 million and $2.8 million for the quarter and six months ended June 30, 2010, respectively, and $1.5 million and $2.9 million for the quarter and six months ended June 30, 2009, respectively. SAR activity during the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2010	2,249,866	$10.87
Granted	288,550	$35.36
Forfeited	(11,720)	$13.62
Exercised	(245,966)	$10.94

Outstanding at June 30, 2010	2,280,730	$13.95

Vested and exercisable at June 30, 2010	711,124	$11.63

The 711,124 vested and exercisable shares at June 30, 2010 had a weighted-average exercise price of $22.79 per share, an aggregate intrinsic value of $17.8 million and a weighted-average remaining contractual term of 6.4 years.

At June 30, 2010, approximately 2,080,000 of the outstanding SARs were vested or were expected to vest and these SARs had a weighted average exercise price of $25.62 per share, an intrinsic value of $49.1 million and a weighted-average remaining contractual life of 7.8 years.

At June 30, 2010, there was $14.5 million of unrecognized compensation expense related to SARs that were vested or were expected to vest. This cost is expected to be recognized over a weighted-average period of approximately 3 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model for the 2010 grant were as follows:

Risk-free interest rate	3.17%
Expected stock price volatility	60.0%
Expected life	6.5 years
Dividend yield	0.17%

The risk-free interest rate was based on the U.S. Government Treasury STRIPS rate on the date of grant and a maturity equal to the expected life of the SARs. The expected stock price volatility was based on the historical activity of the Company’s common stock. The expected life was calculated using the simplified method for “plain-vanilla” issuances. The expected dividend yield was based on the annual dividends which have been paid on the Company’s common stock.

11. Pension Benefits

Net pension periodic benefit cost consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$1,484	$1,298	$2,872	$2,597
Interest cost	2,870	3,155	5,801	6,236
Expected return on assets	(1,278)	(1,675)	(2,656)	(3,350)
Amortization of:
Prior service cost	114	125	228	250
Actuarial loss	683	524	1,366	1,053

Net periodic benefit cost	$3,873	$3,427	$7,611	$6,786

12. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and six months ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollar in thousands, except per share amounts)

Net earnings	$73,211	$82,280	$108,225	$139,181

Weighted average shares outstanding	80,559,644	74,453,660	78,938,334	74,452,561

Basic net earnings per share	$0.91	$1.11	$1.37	$1.87

Weighted average shares outstanding	80,559,644	74,453,660	78,938,334	74,452,561
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	1,577,038	1,558,415	1,470,194	1,034,528

Weighted average shares outstanding – diluted (1)	82,136,682	76,012,075	80,408,528	75,487,089

Diluted net earnings per share	$0.89	$1.08	$1.35	$1.84

(1)	Grants of SARs representing approximately an additional 289,000 and 147,000 shares were outstanding for the quarter and six months ended June 30, 2010, respectively, and approximately an additional 500,000 and 880,000 shares were outstanding for the quarter and six months ended June 30, 2009, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

13. Segment Information

The Company has two reportable segments, surface mining and underground mining, which are based on the internal organization used by management for making operating decisions, measuring and evaluating financial performance, and allocating resources, as well as based on the similarity of customers served, distinctive products and services, common use of facilities and economic results attained. Terex Mining is being integrated into the surface mining segment.

The accounting policies of the Company’s segments are the same as those described in Note A to the Company’s 2009 consolidated financial statements. Operating earnings for each segment do not include interest expense, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. Most costs incurred to acquire businesses, including all Terex Mining acquisition costs, are also classified as corporate expenses. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment.

Segment information for the quarters and six months ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining (1)	$605,377	$96,984	$18,517	$16,726	$2,885,496
Underground mining	263,291	40,689	8,302	6,937	1,446,498

Total operations	868,668	137,673	26,819	23,663	4,331,994
Corporate	—	(9,181)	—	—	—

Consolidated total	$868,668	128,492	26,819	$23,663	$4,331,994

Interest income		(1,068)	—
Interest expense		18,900	—
Other expense		2,506	2,505

Earnings before income taxes		$108,154	$29,324

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $15.8 million. This amount is not included in the depreciation and amortization column.

	Quarter Ended June 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining	$356,042	$81,205	$5,591	$9,682	$1,109,720
Underground mining	368,394	55,169	8,608	3,454	1,548,050

Total operations	724,436	136,374	14,199	13,136	2,657,770
Corporate	—	(7,768)	—	—	—

Consolidated total	$724,436	128,606	14,199	$13,136	$2,657,770

Interest income		(844)	—
Interest expense		6,662	—
Other expense		618	795

Earnings before income taxes		$122,170	$14,994

	Six Months Ended June 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining (1)	$1,002,948	$163,572	$31,910	$20,901	$2,885,496
Underground mining	473,245	61,957	16,860	9,486	1,446,498

Total operations	1,476,193	225,529	48,770	30,387	4,331,994
Corporate	—	(31,122)	—	—	—

Consolidated total	$1,476,193	194,407	48,770	$30,387	$4,331,994

Interest income		(2,417)	—
Interest expense		29,959	—
Other expense		4,341	4,341

Earnings before income taxes		$162,524	$53,111

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $22.8 million. This amount is not included in the depreciation and amortization column.

	Six Months Ended June 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining	$667,045	$146,237	$11,260	$18,273	$1,109,720
Underground mining	663,135	92,516	17,538	6,064	1,548,050

Total operations	1,330,180	238,753	28,798	24,337	2,657,770
Corporate	—	(15,555)	—	—	—

Consolidated total	$1,330,180	223,198	28,798	$24,337	$2,657,770

Interest income		(2,430)	—
Interest expense		13,526	—
Other expense		5,643	1,816

Earnings before income taxes		$206,459	$30,614

14. Contingencies

Environmental, product warranty and liability and legal matters as of June 30, 2010 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the six months ended June 30, 2010 and 2009 were as follows:

	2010	2009
	(Dollars in thousands)

Balance at January 1	$49,442	$53,586
Acquired balance (1)	39,099	—
Provisions	18,708	13,313
Settlements	(19,211)	(11,390)
Changes in liability for pre-existing warranties, net	(2,177)	(2,257)
Foreign currency translation	(6,345)	955

Balance at June 30	$79,516	$54,207

(1)	The acquired balance is subject to adjustment pending the completion of the final valuation of the Terex Mining assets acquired and liabilities assumed.

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

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value were as follows:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Assets:
Foreign currency exchange contracts (1)	$6,186	$6,186	$3,635	$3,635
Interest rate swaps (2)	—	—	301	301

Total assets at fair value	$6,186	$6,186	$3,936	$3,936

Liabilities:
Foreign currency exchange contracts (1)	$23,355	$23,355	$6,434	$6,434
Interest rate swaps (2)	25,747	25,747	7,447	7,447
Term loan (3)	1,470,474	1,459,535	496,599	469,657

Total liabilities at fair value	$1,519,576	$1,508,637	$510,480	$483,538

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.
(3)	Fair value based on quoted market prices for the same or similar issues.

16. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance regarding the accounting for revenue in arrangements with multiple deliverables. This guidance addresses how the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable. This guidance becomes effective on a prospective basis for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

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

•	changes in global financial markets and global economic conditions;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance, changing regulations and governmental policies affecting the mining industry and/or electric utilities;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	the ability of our customers to obtain loan guarantees or other financing from the Export-Import Bank of the United States or other sources;

•	our ability to attract and retain skilled labor;

•	our reliance on local partners in foreign countries;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	our ability to successfully implement a new Enterprise Resource Planning system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule; and

•	the affect of a potential material net asset value adjustment to the purchase price of Terex Mining on both the historical financial statements and acquisition accounting of Terex Mining.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 and this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

All references to “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries.

Business

Terex Mining Acquisition

On February 19, 2010, we completed the acquisition of Terex Mining for $1.0 billion in cash and 5,809,731 shares of our common stock, subject to certain post-closing net assets, net debt and other adjustments. Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to our existing product lines. As a result of this acquisition, we have significantly expanded our product portfolio, which allows us to compete in a larger portion of the mining machinery market. We believe that this expanded product portfolio has made us the supplier with the most expansive product offering in the mining equipment industry.

Also on February 19, 2010, we amended our existing credit facilities to provide for an additional secured term loan of $1.0 billion and $167.5 million of additional revolving credit facilities to fund the cash portion of the purchase price for Terex Mining and provide us with additional revolving credit facilities to support our future working capital needs and capital expenditure plan.

Terex Mining Acquisition Rationale

Our acquisition of Terex Mining has made us the supplier with the most expansive product offering in the mining equipment industry. We believe that this acquisition has (i) expanded our global geographic footprint since there is little geographic overlap between our historical operations and the operations of Terex Mining; (ii) diversified our product portfolio across a broader range of commodities; (iii) doubled our potential market to approximately $30 billion; and (iv) allowed us to utilize the services of an expanded team of approximately 10,000 employees and contract employees in nearly 100 locations around the world as of the date of the acquisition.

Company Overview

We are a leading designer and manufacturer of safe and highly productive mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. We operate in two business segments: surface mining (including the principal products of Terex Mining) and underground mining. All of our products and services, except those acquired as part of the acquisition of Terex Mining, are marketed under the Bucyrus name. We have manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States, and service and sales centers in Australia, Brazil, Canada, Chile, China, India, Indonesia, Mexico, Peru, Russia, South Africa, the United Kingdom and the United States. The largest markets for our surface mining original equipment and aftermarket parts and service have historically been in Australia, Canada, China, India, South Africa, South America and the United States. We expect these markets to continue to be our largest surface mining equipment markets and we continue to view the Russian and Indonesian markets as having significant growth opportunities. The largest markets for our underground mining original equipment and aftermarket parts and service have recently been in the United States, Australia and China. We expect these markets to continue to be our largest underground mining equipment markets, and we expect growth potential in the Russian, eastern European and Indian markets in the next three to five years.

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

In our surface mining segment, customers have continued to express interest in our original equipment, primarily from customers in India, Eastern Europe and South America. The oil sands, copper, gold and iron ore markets continue to expand. Our customers are forecasting stable commodity prices and they are continuing to increase their capital budgets. As a result, we expect activity for our surface mining original equipment to continue to increase.

Conditions for our surface mining segment aftermarket parts and services remain strong as a result of our increased installed base. Our largest increase in activity in the second quarter of 2010 was in the Australian and South American markets compared to 2009 levels. We expect activity for our surface mining aftermarket parts and services in these markets to continue to increase. We also expect activity for aftermarket parts and services in the United States to remain consistent with current levels for the remainder of 2010.

In our underground mining segment, activity for longwall mining original equipment continued to be strong during the second quarter of 2010 and we expect activity in our longwall mining original equipment to continue to increase during the remainder of 2010, especially in the Australian, Russian and Chinese markets. Activity for room and pillar original equipment continues to increase compared to 2009 levels as a result of the strength of the metallurgical coal market.

Conditions for our underground mining segment remained strong in the second quarter of 2010 compared to the end of 2009. We expect our underground segment aftermarket parts and service activity in the United States, African and Australian markets to increase for the remainder of 2010.

Backlog

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at June 30, 2010 and December 31, 2009, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	June 30, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,352,773	$1,062,977	27.3%
Next 12 months	$899,576	$641,599	40.2%
Underground Mining:
Total	$1,090,014	$816,543	33.5%
Next 12 months	$702,982	$616,784	14.0%
Total:
Total	$2,442,787	$1,879,520	30.0%
Next 12 months	$1,602,558	$1,258,383	27.4%

Included in surface mining total backlog and next 12 months backlog at June 30, 2010 was $337.3 million and $260.4 million, respectively, for Terex Mining. Excluding Terex Mining, surface mining total backlog decreased approximately $48 million from December 31, 2009, primarily due to a decrease in aftermarket parts and service backlog in the United States market. The increase in underground mining total backlog was primarily due to an increase in longwall mining equipment and room and pillar mining equipment backlog, as well as an increase in aftermarket parts and service backlog in the European, Russian, Indian, Australian and Chinese markets.

New Orders

New orders were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,		% Change
	2010	2009	% Change	2010	2009
	(Dollars in thousands)

Surface Mining:
Original equipment	$341,477	$32,616	947.0%	$509,690	$128,173	297.7%
Aftermarket parts and service	307,765	171,574	79.4%	478,962	318,165	50.5%

	649,242	204,190	218.0%	988,652	446,338	121.5%

Underground Mining:
Original equipment	267,972	23,526	1,039.0%	421,186	121,543	246.5%
Aftermarket parts and service	178,516	139,898	27.6%	325,530	244,715	33.0%

	446,488	163,424	173.2%	746,716	366,258	103.9%

Total:
Original equipment	609,449	56,142	985.5%	930,876	249,716	272.8%
Aftermarket parts and service	486,281	311,472	56.1%	804,492	562,880	42.9%

	$1,095,730	$367,614	198.1%	$1,735,368	$812,596	113.6%

The increase in surface mining original equipment new orders for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $162.1 million and $190.6 million, respectively, of Terex Mining new orders and increased electric mining shovel new orders. The increased electric mining shovel new orders were primarily in the South American markets. The majority of the Terex Mining new orders for the quarter and six months ended June 30, 2010 were for hydraulic excavators in the Australian and Chinese markets.

The increase in surface mining aftermarket parts and service new orders for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was due to the inclusion of $150.2 million and $212.0 million, respectively, of Terex Mining new orders. Excluding the impact of Terex Mining, surface mining aftermarket parts and service new orders decreased approximately 7% and 15% for the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. The largest decrease for the quarter ended June 30, 2010 compared to the same period of 2009 was in the African market, which was very strong in the second quarter of 2009. The largest decreases for the six months ended June 30, 2010 compared to the same period of 2009 were in the United States and Chinese markets. The decrease in the United States market was related to the cancellation of a multi-year maintenance and repair contract resulting in a reduction of new orders of approximately $29 million. The decrease in the Chinese market was due to customers increasing their inventory levels in 2009 and for original equipment overhauls in 2009.

Total surface mining new orders for the quarter and six months ended June 30, 2010 were negatively impacted by approximately $27 million and $25 million, respectively, due to the effect of the stronger U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

The increase in underground mining original equipment new orders for the quarter ended June 30, 2010 compared to the same period of 2009 was due to increased longwall mining equipment new orders in the Australian, Eastern and Western European and United States markets. The increase for the six months ended June 30, 2010 compared to the same period of 2009 was in all product lines, with the largest increase being for longwall mining equipment new orders in the Australian, Chinese, Eastern and Western European and United States markets.

The increase in underground mining aftermarket parts and service new orders for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was in substantially all markets. The largest increases for the quarter ended June 30, 2010 were in the Australian, Eastern and Western European, and United States markets. The largest increases for the six months ended June 30, 2010 were in the Australian, Chinese, Eastern and Western European, and United States markets. The increases in the Australian and Eastern and Western European markets were for longwall mining equipment aftermarket parts and services. The increase in the United States market was due to increased orders for room and pillar mining equipment aftermarket parts and services. The increase in the Chinese market was due to replacement parts ordered along with new longwall mining equipment.

Total underground mining new orders for the quarter and six months ended June 30, 2010 were negatively impacted by approximately $60 million and $76 million, respectively, due to the effect of the stronger U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

Results of Operations

Quarter and Six Months Ended June 30, 2010 Compared to Quarter and Six Months Ended June 30, 2009

	Quarter Ended June 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)
Sales	$868,668	—	$724,436	—
Gross profit	$246,512	28.4%	$205,262	28.3%
Selling, general and administrative expenses	$88,114	10.1%	$63,015	8.7%
Operating earnings	$128,492	14.8%	$128,606	17.8%
Net earnings	$73,211	8.4%	$82,280	11.4%
Fully diluted net earnings per share	$0.89	N/A	$1.08	N/A

	Six Months Ended June 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)
Sales	$1,476,193	—	$1,330,180	—
Gross profit	$421,794	28.6%	$375,447	28.2%
Selling, general and administrative expenses	$175,248	11.9%	$124,068	9.3%
Operating earnings	$194,407	13.2%	$223,198	16.8%
Net earnings	$108,225	7.3%	$139,181	10.5%
Fully diluted net earnings per share	$1.35	N/A	$1.84	N/A

Sales

Sales consisted of the following:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$282,958	$150,327	88.2%	$453,127	$297,303	52.4%
Aftermarket parts and service	322,419	205,715	56.7%	549,821	369,742	48.7%

	605,377	356,042	70.0%	1,002,948	667,045	50.4%

Underground Mining:
Original equipment	152,521	216,522	(29.6%)	250,347	397,590	(37.0%)
Aftermarket parts and service	110,770	151,872	(27.1%)	222,898	265,545	(16.1%)

	263,291	368,394	(28.5%)	473,245	663,135	(28.6%)

Total:
Original equipment	435,479	366,849	18.7%	703,474	694,893	1.2%
Aftermarket parts and service	433,189	357,587	21.1%	772,719	635,287	21.6%

	$868,668	$724,436	19.9%	$1,476,193	$1,330,180	11.0%

The increase in surface mining original equipment sales for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $133.5 million and $168.9 million of Terex Mining sales in 2010, respectively. Excluding the impact of Terex Mining, original equipment sales decreased by approximately 1% and 4% for the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009. This decrease was primarily due to the timing of revenue recognized during the manufacture and assembly of a walking dragline in the Canadian market.

The increase in surface mining aftermarket parts and service sales for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was due to the inclusion of $143.6 million and $200.4 million of Terex Mining sales in 2010, respectively. Excluding the impact of Terex Mining, aftermarket parts and service sales decreased by approximately 13% and 5% for the quarter and six months ended June 30, 2010, respectively, compared to the same periods of 2009, primarily due to lower sales in the United States market as a result of reduced thermal coal production levels and lower sales on walking dragline relocations. The decrease was partially offset by increases in the Brazilian and Peruvian markets.

The decrease in underground mining original equipment sales for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was in all product lines. The decrease was primarily in the longwall mining equipment product line due to higher longwall system sales in the Czech Republic in 2009. The decrease was also due to the timing of customers’ production scheduling and requirements in the United States market.

The decrease in underground mining aftermarket parts and service sales for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was primarily in the United States and Eastern and Western European markets. The decrease in the United States market was due to larger longwall mining equipment aftermarket orders in 2009. The decrease in the Eastern and Western European markets reflects reduced aftermarket orders for longwall mining equipment.

Gross Profit

Gross profit and gross margin were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Gross profit	$246,512	$205,262	20.1%	$421,794	$375,447	12.3%
Gross margin	28.4%	28.3%	N/A	28.6%	28.2%	N/A

Gross profit and gross margin were affected by preliminary acquisition accounting adjustments related to the acquisition of Terex Mining as follows:

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
	(Dollars in thousands)
Gross profit reduction	$15,232	$22,064
Gross margin reduction	1.8%	1.5%

Gross margin was 30.2% and 30.1% for the quarter and six months ended June 30, 2010, respectively, after adjusting for amortization of Terex Mining acquisition accounting adjustments compared to 28.3% and 28.2% for the quarter and six months ended June 30, 2009. Gross margin in 2010 has been negatively impacted by lower gross margins on the Terex Mining business compared with historical margins. This was offset by lower manufacturing absorption losses at our underground mining manufacturing locations and improved original equipment gross margins, in part due to productivity efficiencies and the return of subcontract work to certain of our manufacturing facilities.

At June 30, 2010, there was approximately $17 million of remaining inventory acquisition accounting adjustments, of which approximately $16 million is expected to be expensed in the third quarter of 2010 and the remaining $1 million is expected to be expensed in the fourth quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Selling, general and administrative expenses	$88,114	$63,015	39.8%	$175,248	$124,068	41.3%
Percent of sales	10.1%	8.7%	N/A	11.9%	9.3%	N/A

The increase in selling, general and administrative expense for the quarter and six months ended June 30, 2010 compared to the same periods of 2009 was primarily due to the acquisition of Terex Mining. Also, selling, general and administrative expenses for the quarter and six months ended June 30, 2010 included $1.7 million and $15.7 million of acquisition costs compared to $0.7 million and $1.7 million of acquisition costs for the quarter and six months ended June 30, 2009. The acquisition costs for 2010 primarily related to the acquisition of Terex Mining. Selling, general and administrative expenses for the six months ended June 30, 2010 included a $1.8 million loss on the disposal of fixed assets.

Research and Development Expenses

Research and development expenses were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Research and development expenses	$16,031	$9,200	74.3%	$29,274	$18,576	57.6%
Percent of sales	1.8%	1.3%	N/A	2.0%	1.4%	N/A

The increase in research and development expenses for the quarter and six months ended June 30, 2010 was primarily due to the acquisition of Terex Mining, as well as further development of our longwall mining equipment and our draglines.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the Terex Mining acquisition was $9.5 million and $14.0 million for the quarter and six months ended June 30, 2010 and is expected to be approximately $23 million in the third quarter of 2010, approximately $7 million in the fourth quarter of 2010 and approximately $7 million per quarter thereafter through December 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Surface mining	$96,984	$81,205	19.4%	$163,572	$146,237	11.9%
Underground mining	40,689	55,169	(26.2%)	61,957	92,516	(33.0%)

Total operations	137,673	136,374	1.0%	225,529	238,753	(5.5%)
Corporate	(9,181)	(7,768)	(18.2%)	(31,122)	(15,555)	(100.1%)

Consolidated total	$128,492	$128,606	(0.1%)	$194,407	$223,198	(12.9%)

Operating earnings for the quarter and six months ended June 30, 2010 for the surface mining segment included Terex Mining earnings of $42.4 million and $50.7 million, respectively, before amortization of preliminary acquisition accounting adjustments. As a result of the acquisition of Terex Mining, operating earnings for the quarter and six months ended June 30, 2010 were reduced by $24.6 million and $35.9 million of amortization of preliminary acquisition accounting adjustments, respectively, and $1.7 million and $15.7 million of acquisition costs, respectively. Operating earnings for the six months ended June 30, 2010 were also negatively impacted by lower underground mining sales and a $1.8 million loss on the disposal of assets.

Interest Expense

Interest expense was $18.9 million for the second quarter of 2010 compared to $6.7 million for the second quarter of 2009 and was $30.0 million for the six months ended June 30, 2010 compared to $13.5 million for the six months ended June 30, 2009. The increase in interest expense in 2010 was primarily due to the new $1.0 billion secured term loan which was used to acquire Terex Mining. The additional debt will continue to result in higher interest expense in future periods.

Income Tax Expense

The effective tax rate for the second quarter of 2010 was 32.3% compared to 32.7% for the second quarter of 2009 and was 33.4% for the six months ended June 30, 2010 compared to 32.6% for the six months ended June 30, 2009. The higher rate for the first six months of 2010 was primarily due to non-deductible acquisition costs related to the Terex Mining acquisition. The effective tax rate for all of 2010 is expected to approximate 32.5%.

Net Earnings

Net earnings were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands, except per share amounts)
Net earnings	$73,211	$82,280	(11.0%)	$108,225	$139,181	(22.2%)
Fully diluted net earnings per share	$0.89	$1.08	(17.6%)	$1.35	$1.84	(26.6%)

Net earnings were reduced (increased) by amortizations of preliminary acquisition accounting adjustments related to the acquisition of Terex Mining in 2010 as follows:

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$15,794	$22,813
Amortization of intangible assets	9,534	13,996
Depreciation of fixed assets	(702)	(936)

Operating earnings	24,626	35,873
Income tax benefit	(7,935)	(11,553)

Total	$16,691	$24,320

Terex Mining

Additional Terex Mining information was as follows:

	Quarter Ended June 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Operations (1)	$277,123	$17,727	$11,368	$926	$1,656,329
Interest income		(74)	—
Interest expense		14	—

Earnings before income taxes		$17,787	$11,368

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $15.8 million. This amount is not included in the depreciation and amortization column.

	Six Months Ended June 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Operations (1)	$369,320	$14,862	$17,125	$1,159	$1,656,329
Interest income		(130)	—
Interest expense		17	—

Earnings before income taxes		$14,975	$17,125

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $22.8 million. This amount is not included in the depreciation and amortization column.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings, in each case compared to the prior year:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Increase (decrease) in sales	$14,493	($45,659)	$49,129	($83,005)
Increase (decrease) in gross profit	$2,264	($10,827)	$11,028	($21,703)
Increase (decrease) in operating earnings	$1,490	($8,289)	$6,247	($14,033)

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
EBITDA	$155,310	$142,982	$243,177	$248,169
Percent (decrease) increase from prior year	8.6%	25.4%	(2.0%)	26.0%
EBITDA as a percent of sales	17.9%	19.7%	16.5%	18.7%

Adjusted EBITDA	$174,925	$145,961	$287,692	$253,535
Percent increase from prior year	19.8%	22.2%	13.5%	18.7%
Adjusted EBITDA as a percent of sales	20.1%	20.1%	19.5%	19.1%

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

The following table reconciles Net Earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided By (Used In) Operating Activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net earnings	$73,211	$82,280	$108,225	$139,181
Interest income	(1,068)	(844)	(2,417)	(2,430)
Interest expense	18,900	6,662	29,959	13,526
Income tax expense	34,943	39,890	54,299	67,278
Depreciation	12,945	9,758	25,905	19,193
Amortization (1)	16,379	5,236	27,206	11,421

EBITDA	155,310	142,982	243,177	248,169
Changes in assets and liabilities	(29,576)	(137,807)	98,298	(168,944)
Non-cash stock compensation expense	2,181	2,606	4,129	4,990
(Gain) loss on disposal of fixed assets (2)	(31)	373	1,834	376
Interest income	1,068	844	2,417	2,430
Interest expense	(18,900)	(6,662)	(29,959)	(13,526)
Income tax expense	(34,943)	(39,890)	(54,299)	(67,278)

Net cash provided by (used in) operating activities	$75,109	($37,554)	$265,597	$6,217

Net cash used in investing activities	($27,210)	($14,249)	($1,037,586)	($34,263)

Net cash (used in) provided by financing activities	($5,258)	$79,830	$956,024	$21,576

(1)	Includes amortization of intangible assets and debt issuance costs. The $15.8 million and $22.8 million of inventory fair value adjustments charged to cost of products sold for the quarter and six months ended June 30, 2010, respectively, is not included.
(2)	Reflects losses on the disposal of fixed assets in the ordinary course.

Adjusted EBITDA is a material term in our current credit agreement, which we believe is a material agreement, and is used in the calculation of our leverage ratio covenant. Also, our management uses Adjusted EBITDA when preparing our annual operating budget and financial projections. The following table reconciles EBITDA to Adjusted EBITDA:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
EBITDA	$155,310	$142,982	$243,177	$248,169
Non-cash stock compensation expense	2,181	2,606	4,129	4,990
(Gain) loss on disposal of fixed assets	(31)	373	1,834	376
Terex Mining acquisition costs (1)	1,671	—	15,739	—
Inventory fair value adjustment charged to cost of products sold (2)	15,794	—	22,813	—

Adjusted EBITDA	$174,925	$145,961	$287,692	$253,535

(1)	Reflects costs incurred to acquire Terex Mining.
(2)	In connection with the acquisition of Terex Mining, inventories acquired were adjusted to estimated fair value. This adjustment is being charged to cost of products sold as the inventory is sold.

Liquidity and Capital Resources

On February 19, 2010, we amended our credit facilities to finance the acquisition of Terex Mining. As of February 19, 2010, the new credit facilities included a secured revolving credit facility of $525.0 million and an unsecured German revolving credit facility of €65.0 million. As of February 19, 2010, the amended credit facilities also included a secured term loan facilities totaling $1,473.8 million consisting of (i) $1,280.0 million; (ii) A$124.0 million ($104.4 million); and (iii) €73.1 million ($89.4 million). The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. At June 30, 2010, we were in compliance with these covenants. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for a more detailed discussion of our current credit facilities.

Cash Requirements

Our cash balance increased to $279.5 million at June 30, 2010 from $241.9 million at March 31, 2010 and from $101.1 million at December 31, 2009. The increase from March 31, 2010 was primarily due to cash generated from operations. The increase for the six months ended June 30, 2010 was primarily due to strong collections of accounts receivable from original equipment orders billed during 2009 during the first quarter of 2010.

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

Inventory increased to $1,106.6 million at June 30, 2010 from $627.3 million at December 31, 2009. The increase was primarily due to acquired Terex Mining inventory. Excluding Terex Mining, inventory turns were 2.5 at June 30, 2010 compared to 2.8 at December 31, 2009. The decrease was primarily due to lower cost of products sold as a result of lower sales. Including Terex Mining, inventory turns were 2.2 at June 30, 2010.

Ordinary course capital expenditures for the six months ended June 30, 2010 were $30.4 million compared to $24.3 million for the six months ended June 30, 2009. We expect our ordinary course capital expenditures in 2010 to be between $70 million and $80 million. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected ordinary course capital expenditures during 2010.

At June 30, 2010, there were approximately $192.2 million of standby letters of credit outstanding under all of our bank facilities.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest and dividends of approximately $43 million and $3 million, respectively, and income taxes of between $70 million and $80 million during the remainder of 2010.

During the remainder of 2010, we anticipate continued positive cash flows from operations and expect our cash balances to increase throughout the remainder of the year. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our ordinary course cash requirements for the remainder of 2010. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At June 30, 2010, we had $771.3 million of accounts receivable compared to $741.8 million of accounts receivable at December 31, 2009. Receivables at June 30, 2010 and December 31, 2009 included $324.6 million and $384.5 million, respectively, of revenues from long-term contracts which were not billable at these dates. Billed receivables at June 30, 2010 increased from March 31, 2010 primarily due to the invoicing of hydraulic excavators and electric mining shovels. Billed receivables at June 30, 2010 increased from December 31, 2009 primarily due to the inclusion of Terex Mining billed receivables of $168.0 million, offset by large collections of billed receivables on electric mining shovel and longwall mining original equipment orders.

Liabilities to Customers on Uncompleted Contracts and Warranties

Customers generally make down payments at the time of the order for a new machine as well as progress payments throughout the manufacturing process. These payments are recorded as liabilities to customers on uncompleted contracts and warranties in the Consolidated Condensed Balance Sheets.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $735.6 million ($650.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of June 30, 2010. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of June 30, 2010 would have the effect of changing our interest expense on an annual basis by approximately $4 million.

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

Based on our derivative instruments outstanding at June 30, 2010, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the acquisition of Terex Mining, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the integration of Terex Mining that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity. Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, except for the risk factor presented below.

Our customers’ inability to obtain loan guarantees or other credit enhancements or financing from the Export-Import Bank of the United States or other sources to support their purchase of our equipment could adversely impact our results of operations.

Many of our targeted customers operate in developing countries and markets. Some of our customers in these countries and markets may rely on loan guarantees, credit enhancements or other sources of financing to support their purchase orders for our equipment, including through the Export-Import Bank of the United States. If these customers are unable to receive such loan guarantees, credit enhancements or financing from the Export-Import Bank or other sources, or if they experience significant delays in the receipt of or are subjected to significant or burdensome terms and conditions in obtaining such loan guarantees, credit enhancements or financing, then they may place their equipment orders with other manufacturers, including foreign manufacturers. As a consequence, our results of operations could be materially adversely affected.

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

Date: August 6, 2010	/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Principal Accounting Officer

Date: August 6, 2010	/s/ Craig R. Mackus
Craig R. Mackus
Chief Financial Officer and Secretary
Principal Financial Officer

Date: August 6, 2010	/s/ Timothy W. Sullivan
Timothy W. Sullivan
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarter and six months ended June 30, 2010 and 2009, (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarter and six months ended June 30, 2010 and 2009, (iii) the Consolidated Condensed Balance Sheets as of June 30, 2010 and December 31, 2009, (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) Notes to Consolidated Condensed Financial Statements.