Form 10-Q
period 2010-09-30
BUCYRUS INTERNATIONAL INC
filed 2010-11-09
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2010
Common Stock, $.01 par value	81,012,931

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)

Sales	$937,164	$675,767	$2,413,357	$2,005,947
Costs of products sold	678,534	451,924	1,732,933	1,406,657

Gross profit	258,630	223,843	680,424	599,290

Selling, general and administrative expenses	98,780	71,405	274,028	195,473
Research and development expenses	15,413	11,279	44,687	29,855
Amortization of intangible assets	11,835	4,593	34,700	14,198

Operating earnings	132,602	136,566	327,009	359,764

Interest income	(1,277)	(1,109)	(3,694)	(3,539)
Interest expense	21,022	6,802	50,981	20,328
Other expense	575	56	4,916	5,699

Earnings before income taxes	112,282	130,817	274,806	337,276
Income tax expense	34,710	38,750	89,009	106,028

Net earnings	$77,572	$92,067	$185,797	$231,248

Net earnings per share
Basic:
Net earnings per share	$0.96	$1.24	$2.34	$3.11
Weighted average shares	80,569,773	74,459,337	79,488,123	74,454,844
Diluted:
Net earnings per share	$0.94	$1.21	$2.29	$3.05
Weighted average shares	82,253,162	76,191,084	81,030,163	75,724,333

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net earnings	$77,572	$92,067	$185,797	$231,248

Other comprehensive income (loss):
Currency translation adjustments	102,275	27,899	(1,563)	62,455
Change in pension and postretirement unrecognized costs, net of income tax (benefit) expense of ($436), $454, ($40) and $933, respectively	947	852	(1,672)	1,645
Derivative fair value changes, net of income tax expense (benefit) of $893, $515, ($9,408) and $9,994, respectively	13,230	475	(12,484)	18,258

Other comprehensive income (loss)	116,452	29,226	(15,719)	82,358

Comprehensive income	$194,024	$121,293	$170,078	$313,606

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$352,807	$101,084
Receivables – net	834,489	741,815
Inventories	1,214,615	627,289
Deferred income taxes	49,584	45,024
Prepaid expenses and other	67,592	40,861

Total Current Assets	2,519,087	1,556,073

OTHER ASSETS:
Goodwill	762,070	351,333
Intangible assets – net	682,508	220,780
Other assets	107,268	61,505

Total Other Assets	1,551,846	633,618

PROPERTY, PLANT AND EQUIPMENT:
Cost	782,636	672,260
Less accumulated depreciation	(178,215)	(157,839)

Total Property, Plant and Equipment	604,421	514,421

TOTAL ASSETS	$4,675,354	$2,704,112

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	September 30, 2010	December 31, 2009
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$361,262	$155,857
Accrued expenses	253,487	172,865
Liabilities to customers on uncompleted contracts and warranties	270,673	183,097
Income taxes	70,013	45,811
Current maturities of long-term debt and short-term obligations	21,875	7,566

Total Current Liabilities	977,310	565,196

LONG-TERM LIABILITIES:
Deferred income taxes	92,116	82,260
Pension and other	228,491	198,000

Total Long-Term Liabilities	320,607	280,260

LONG-TERM DEBT, less current maturities	1,486,646	499,666

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized
200,000,000 shares, issued 81,232,869 shares and 75,234,366 shares, respectively	812	753
Additional paid-in capital	1,055,513	687,756
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	853,239	673,535
Accumulated other comprehensive loss	(17,922)	(2,203)

Total Common Stockholders’ Investment	1,890,791	1,358,990

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$4,675,354	$2,704,112

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Net Cash Provided By Operating Activities	$340,885	$133,943

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(46,797)	(41,647)
Proceeds from disposal of property, plant and equipment	2,735	1,424
Purchases of investments	(3,157)	(9,311)
Proceeds from sale of investments	4,955	8,121
Acquisition of Terex Mining, net of cash acquired	(1,004,143)	—
Other	(4,450)	(715)

Net cash used in investing activities	(1,050,857)	(42,128)

Cash Flows From Financing Activities
Borrowings from revolving credit facilities	208,087	—
Repayments of revolving credit facilities	(208,087)	—
Net repayments of revolving credit facilities	—	(55,157)
Proceeds from term loan facility	1,000,000	—
Repayments of term loan facility	(6,206)	(4,359)
Proceeds from other long-term debt and other bank borrowings	31,857	1,171
Payments of other long-term debt and other bank borrowings	(28,810)	(249)
Dividends paid	(6,041)	(5,583)
Payment of financing costs	(35,186)	—
Other	(49)	(263)

Net cash provided by (used in) financing activities	955,565	(64,440)

Effect of exchange rate changes on cash	6,130	13,726

Net increase in cash and cash equivalents	251,723	41,101

Cash and cash equivalents at beginning of period	101,084	102,396

Cash and cash equivalents at end of period	$352,807	$143,497

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$48,089	$20,230
Income taxes – net of refunds	$73,890	$73,678

Supplemental Disclosure of Non-Cash Investing Activities

Capital expenditures included in accounts payable	$338	$312

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

3. Acquisitions

On February 19, 2010, the Company completed its acquisition of Terex Corporation’s mining equipment business (“Terex Mining”) for $1.0 billion in cash and 5,809,731 shares of the Company’s common stock, subject to certain post-closing net assets, net debt and other adjustments. The financial results for the quarter and nine months ended September 30, 2010 include the net assets and results of operations of Terex Mining since the February 19, 2010 date of acquisition, as well as the preliminary acquisition accounting adjustments and acquisition costs related to the Terex Mining acquisition. As a result, the Company’s financial results for the quarter and nine months ended September 30, 2010 are not necessarily comparable to the results for the quarter and nine months ended September 30, 2009 or as of December 31, 2009 and may not be indicative of future results. Terex Mining is being integrated into the surface mining segment.

Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to the Company’s existing product lines. As a result of this acquisition, the Company has significantly expanded its product portfolio, which allows it

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

to compete in a larger portion of the mining machinery market. These factors contributed to a purchase price resulting in the recognition of goodwill. Total goodwill acquired was $418.0 million, of which $224.8 million is deductible for income tax purposes.

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

The asset and share purchase agreement between the Company and Terex Corporation contains a post-closing purchase price adjustment provision which includes a calculation of the net asset value (as defined in the asset and share purchase agreement) of Terex Mining as of the closing date of the acquisition. During the course of the calculation of the purchase price adjustment, the Company has identified certain material potential adjustments to specific items on the balance sheet of Terex Mining as of the closing date of the acquisition, which may result in a significant downward adjustment to the preliminary consideration transferred by the Company to Terex Corporation. These potential significant reductions in the consideration transferred by the Company to Terex Corporation are being contested by Terex Corporation and have not been included in the Company’s consolidated financial statements as of September 30, 2010.

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

Cash	$44,382
Receivables, net of $2,848 of reserves	117,967
Inventories	486,674
Prepaid expenses and other	47,595
Goodwill	418,038
Intangible assets	493,646
Other assets	11,827
Property, plant and equipment	82,309
Liabilities assumed	(251,229)
Deferred tax liability associated with acquisition accounting adjustments	(38,762)

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

The Company incurred $0.5 million and $16.3 million of acquisition costs for the quarter and nine months ended September 30, 2010, respectively, related to the acquisition of Terex Mining. These costs are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Earnings.

Terex Mining sales for the quarter and nine months ended September 30, 2010 were $246.6 million and $615.9 million, respectively, and Terex Mining net earnings for the quarter and nine months ended September 30, 2010 were $7.2 million and $18.5 million, respectively.

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share amounts)
Sales	$937,164	$917,256	$2,514,989	$2,864,123
Net earnings	$88,490	$87,084	$204,551	$238,753
Net earnings per share:
Basic	$1.10	$1.08	$2.54	$2.97
Diluted	$1.08	$1.06	$2.49	$2.93

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

Finished goods and work in process inventories have been adjusted to their estimated fair market value. Finished parts were valued at their estimated selling prices, less the sum of (i) costs of disposal; and (ii) a reasonable profit allowance for the Company’s selling effort, and work in process was valued at estimated selling prices of finished goods less the sum of (a) costs to complete; (b) costs of disposal; and (c) a reasonable profit allowance for the completing and selling effort of the Company based on profit for similar finished goods. As this inventory adjustment was directly attributed to the transaction and did not have a continuing impact, it is not reflected in the unaudited pro forma results of operations presented above. However, this inventory adjustment will result in a charge to cost of products sold in the periods subsequent to the consummation of the acquisition of Terex Mining during which the related inventories were sold. The actual charge for the quarter and nine months ended September 30, 2010 was $15.2 million and $38.0 million, respectively.

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The contractual amounts of the Company’s outstanding foreign currency forward contracts, by currency, were as follows:

	September 30, 2010		December 31, 2009
	Buy	Sell	Buy	Sell
	(Dollars in thousands)
United States dollar	$20,772	$119,846	$11,000	$55,763
Australian dollar	30,611	127,912	29,485	18,548
Brazilian real	1,954	5,240	—	3,912
British pounds sterling	17,509	3,803	14,025	2,106
Canadian dollar	—	31,816	—	8,492
Chilean peso	2,308	—	37,798	1,250
Czech koruna	1,742	—	264	—
Euro	100,903	30,128	213,299	5,639
Indian rupee	—	2,121	—	—
Mexican peso	251	—	—	—
Peruvian sol	—	6,606	—	1,525
Polish zloty	78	—	—	1,894
Russian ruble	—	5,317	675	3,595
South African rand	89	—	—	1,584

	$176,217	$332,789	$306,546	$104,308

Based upon September 30, 2010 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases and cash collection of accounts receivable in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold or the accounts receivable is recorded. The ineffectiveness of these hedge instruments resulted in the recognition in the Consolidated Condensed Statements of Earnings of pre-tax income of $0.2 million and pre-tax losses of $0.9 million for the quarter and nine months ended September 30, 2010, respectively, and pre-tax losses of $0.7 million and $4.1 million for the quarter and nine months ended September 30, 2009, respectively. The maturity of these instruments generally does not exceed 24 months. The Consolidated Condensed Statements of Earnings for the quarter and nine months ended September 30, 2009 includes $0.7 million of pre-tax income and $3.1 million of pre-tax losses, respectively, as a result of the discontinuance of cash flow hedges because the original forecasted transaction did not occur within the original specified time period or the two months thereafter. There has been no income or loss for this type of transaction in 2010. Net accumulated other comprehensive income related to foreign currency forward contracts was $1.7 million at September 30, 2010 compared to a net loss of $1.6 million at December 31, 2009. The Company estimates that $4.5 million of income included in the $1.7 million of net income will be reclassified into earnings over the next 12 months.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $745.6 million ($650.0 million plus €70.0 million) of its term loan. All of the swaps in place at September 30, 2010 have been designated as cash flow hedges of LIBOR-based interest payments. The effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at September 30, 2010 were as follows:

Amount	Interest Rate (1)	Maturity Date
(Dollars in thousands)
$50,000	2.1750%	January 30, 2012
50,000	2.4000%	January 28, 2013
25,000	2.2200%	February 19, 2013
25,000	2.2500%	February 19, 2013
25,000	2.2900%	May 19, 2013
25,000	2.4100%	August 19, 2013
25,000	2.4500%	November 19, 2013
50,000	2.5975%	January 28, 2014
25,000	2.5800%	February 19, 2014
25,000	2.2100%	April 1, 2014
50,000	2.9900%	May 4, 2014
50,000	2.9900%	May 4, 2014
100,000	2.9900%	May 4, 2014
25,000	2.6300%	May 19, 2014
25,000	2.7400%	August 19, 2014
25,000	2.8200%	November 19, 2014
25,000	2.8450%	February 19, 2015
25,000	2.9700%	May 19, 2015
20,496	1.9600%	March 31, 2012 (2)
13,664	2.2800%	March 31, 2013 (2)
34,160	2.5180%	March 31, 2014 (2)
20,496	2.4900%	March 31, 2014 (2)
6,832	2.4900%	April 1, 2014 (2)

$745,648

(1)	Excludes applicable spread of 1.50% to 3.00%.
(2)	This interest rate swap is denominated in euros.

The Company recognized interest expense of $3.4 million and $9.6 million for the quarter and nine months ended September 30, 2010, respectively, and $0.7 million and $1.9 million for the quarter and nine months ended September 30, 2009, respectively, related to the ineffective portion of its interest rate swaps. This interest expense combined with the interest paid to our lender based on the terms of our credit facility results in effective interest rates equal to the swap rates presented in the table above. Accumulated other comprehensive loss, net of tax, related to interest rate swaps was $20.8 million and $5.0 million at September 30, 2010 and December 31, 2009, respectively.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The Company estimates that $8.3 million of the $20.8 million loss, net of tax, will be reclassified into earnings over the next 12 months.

The pre-tax fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the Consolidated Condensed Balance Sheets in which the gross amounts are included were as follows:

	September 30, 2010
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)
Interest rate swaps	$—	$—	$13,075	$19,889
Foreign currency forward contracts	10,120	251	2,618	882

Total designated	$10,120	$251	$15,693	$20,771

	December 31, 2009
	Prepaid Expenses and Other	Other Long- Term Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)
Interest rate swaps	$—	$301	$2,917	$4,531
Foreign currency forward contracts	1,787	—	2,551	885

Total designated	$1,787	$301	$5,468	$5,416

The pre-tax derivative gains and losses included in the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Earnings related to cash flow hedges were as follows:

Gain / (Loss) Recognized in Other Comprehensive Income (Loss):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest rate swaps	($7,203)	($6,226)	($25,085)	$3,468
Foreign currency forward contracts	21,326	7,216	3,193	24,784

Total	$14,123	$990	($21,892)	$28,252

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Gain / (Loss) Reclassified From Other Comprehensive Income to Earnings:

	Quarter Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Interest rate swaps	($3,458)	($682)	Interest expense
Foreign currency forward contracts	(9,338)	6,855	Sales
Foreign currency forward contracts	(995)	(2,695)	Cost of products sold
Foreign currency forward contracts	224	(1,345)	Selling, general and administrative expenses
Foreign currency forward contracts	—	855	Other expense

Total	($13,567)	$2,988

	Nine Months Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Interest rate swaps	($9,643)	($1,916)	Interest expense
Foreign currency forward contracts	(6,677)	6,855	Sales
Foreign currency forward contracts	(3,366)	(8,713)	Cost of products sold
Foreign currency forward contracts	465	(2,068)	Selling, general and administrative expenses
Foreign currency forward contracts	—	(2,593)	Other expense

Total	($19,221)	($8,435)

Gain / (Loss) Recognized in Earnings Due to Ineffectiveness and Amounts Excluded from Effectiveness Testing:

	Quarter Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Foreign currency forward contracts	($4)	$128	Sales
Foreign currency forward contracts	134	(689)	Cost of products sold
Foreign currency forward contracts	69	—	Selling, general and administrative expenses
Foreign currency forward contracts	—	(127)	Other expense

Total	$199	($688)

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

	Nine Months Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Foreign currency forward contracts	($56)	$128	Sales
Foreign currency forward contracts	(497)	(3,704)	Cost of products sold
Foreign currency forward contracts	(375)	—	Selling, general and administrative expenses
Foreign currency forward contracts	—	(523)	Other expense

Total	($928)	($4,099)

The pre-tax gains / (losses) from derivatives not designated as hedging instruments included in the Consolidated Condensed Statements of Earnings were as follows:

	Quarter Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Foreign currency forward contracts	$—	$1,312	Sales
Foreign currency forward contracts	2,408	—	Cost of products sold
Foreign currency forward contracts	(15,761)	(2,589)	Selling, general and administrative expenses

Total	($13,353)	($1,277)

	Nine Months Ended September 30,		Consolidated Condensed Statement of Earnings Line Item
	2010	2009
	(Dollars in thousands)
Foreign currency forward contracts	$—	$1,312	Sales
Foreign currency forward contracts	979	—	Cost of products sold
Foreign currency forward contracts	(12,529)	(3,743)	Selling, general and administrative expenses

Total	($11,550)	($2,431)

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of pre-tax loss, not considering netting arrangements, if any, which the Company would incur if counterparties to derivative instruments fail to meet their obligations was $13.4 million at September 30, 2010 compared to $3.9 million at December 31, 2009. At September 30, 2010, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-United States operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Company’s net investments in Germany. The Company recognized losses of $17.5 million and $1.7 million in other comprehensive income (loss) related to net investment hedges in the quarter and nine months ended September 30, 2010, respectively, and losses of $3.7 million and $5.7 million in the quarter and nine months ended September 30, 2009, respectively.

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

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Currency translation adjustments	$29,626	$31,189
Pension and postretirement benefit unrecognized costs	(28,424)	(26,752)
Derivative fair value adjustments	(19,124)	(6,640)

Accumulated other comprehensive loss	($17,922)	($2,203)

6. Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Raw materials and parts	$113,793	$75,111
Work in process	404,956	202,221
Finished products (primarily replacement parts)	695,866	349,957

	$1,214,615	$627,289

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

7. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Technology	$422,848	($43,237)	$121,085	($26,846)
Customer relationships	264,446	(24,306)	118,791	(15,584)
Trademarks and brand names	47,047	(16,600)	12,000	(12,000)
Engineering drawings	25,500	(16,083)	25,500	(15,644)
Other	11,771	(5,731)	5,855	(4,813)

	$771,612	($105,957)	$283,231	($74,887)

Unamortized intangible assets – Trademarks/Trade names	$16,853		$12,436

Changes in the carrying amount of goodwill were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)
Balance at January 1, 2010	$47,306	$304,027
Goodwill acquired during the year	418,038	—
Currency translation	3,285	(10,586)

Balance at September 30, 2010	$468,629	$293,441

The estimated future amortization expense of intangible assets as of September 30, 2010 was as follows (dollars in thousands):

2010 (remaining three months)	$11,258
2011	45,031
2012	45,031
2013	45,021
2014	44,694
2015	44,509
Future	430,111

$665,655

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

8. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Term loan facility	$1,494,848	$496,599
Other	13,673	10,633

	1,508,521	507,232
Less current maturities of long-term debt and short-term obligations	(21,875)	(7,566)

	$1,486,646	$499,666

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The Company’s financial covenants require that it maintain, on a trailing four-quarter basis as of the end of each fiscal quarter, a total leverage ratio of not more than 3.50 to 1.00 and a consolidated interest coverage ratio of at least 3.0 to 1.0. At September 30, 2010, the Company’s total leverage ratio was 1.82 to 1.00 and its interest coverage ratio was 11.0 to 1.00. The Company was also in compliance with all operating covenants at September 30, 2010.

The credit facilities require the Company to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and certain asset sales and 50% (subject to reductions based on the Company’s total leverage ratio) of the Company’s annual excess cash flow, as defined in its credit facilities.

At September 30, 2010, the amount potentially available for borrowings under the secured revolving credit facility was $439.9 million, after taking into account $85.1 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at September 30, 2010 was $22.8 million (€16.7 million), after taking into account $66.0 million (€48.3 million) of issued letters of credit. At September 30, 2010, the Company had borrowings of $1,494.8 million ($1,275.8 million plus €72.8 million plus A$123.7 million) under its term loan facility. To manage a portion of its exposure to changes in LIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $745.6 million ($650.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 2.6%, plus the applicable spread. The remaining $749.2 million of outstanding term loan borrowings at September 30, 2010 were at a weighted average interest rate of 5.2%, including the applicable spread.

9. Common Stockholders’ Investment

On February 19, 2010, the Company issued 5,809,731 shares of its common stock as partial consideration for the acquisition of Terex Mining.

At September 30, 2010, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

10. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares and stock appreciation rights (“SARs”) over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $2.3 million and $6.4 million for the quarter and nine months ended September 30, 2010, respectively, and $2.6 million and $7.6 million for the quarter and nine months ended September 30, 2009, respectively.

The Company has granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares fully cliff vest in their entirety at the end of the fourth calendar year from the grant date (inclusive of the year of grant) provided the employee remains employed by the Company until such date or has a qualifying retirement prior to such date. Compensation expense related to nonvested shares was

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

$0.7 million and $2.0 million for the quarter and nine months ended September 30, 2010, respectively, and $1.1 million and $3.2 million for the quarter and nine months ended September 30, 2009, respectively. The expense for 2009 includes $0.1 million and $0.4 million, respectively, related to premium nonvested shares that vested in 2009. Nonvested share activity during the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	370,200	$20.97
Granted	76,700	$59.82
Forfeited	(10,000)	$26.27
Vested	—	—

Outstanding at September 30, 2010	436,900	$27.62

At September 30, 2010, there was $5.9 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At September 30, 2010, the Company expected approximately 399,000 shares to vest and these shares had an aggregate intrinsic value of $27.7 million and a weighted-average remaining contractual term of 2.0 years.

The Company has granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. Compensation expense related to SARs was $1.6 million and $4.4 million for the quarter and nine months ended September 30, 2010, respectively, and $1.5 million and $4.4 million for the quarter and nine months ended September 30, 2009, respectively. SAR activity during the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	2,249,866	$10.87
Granted	288,550	$35.36
Forfeited	(28,185)	$16.60
Exercised	(274,812)	$11.09

Outstanding at September 30, 2010	2,235,419	$13.93

Vested and exercisable at September 30, 2010	682,774	$11.63

The 682,774 vested and exercisable shares at September 30, 2010 had a weighted-average exercise price of $22.84 per share, an aggregate intrinsic value of $31.8 million and a weighted-average remaining contractual term of 6.1 years.

At September 30, 2010, approximately 2,049,000 of the outstanding SARs were vested or were expected to vest and these SARs had a weighted average exercise price of $25.67 per share, an intrinsic value of $89.5 million and a weighted-average remaining contractual life of 7.6 years.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

At September 30, 2010, there was $13.0 million of unrecognized compensation expense related to SARs that were vested or were expected to vest. This cost is expected to be recognized over a weighted-average period of 2.6 years. The grant date fair value of the SARs was calculated using the Black-Scholes pricing model. The assumptions used in this model for the 2010 grant were as follows:

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

11. Pension Benefits

Net pension periodic benefit cost consisted of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$141	$2,519	$3,013	$5,116
Interest cost	1,676	3,228	7,477	9,464
Expected return on assets	131	(1,217)	(2,525)	(4,567)
Amortization of:
Prior service cost	6	187	234	437
Actuarial loss	170	1,232	1,536	2,285

Net periodic benefit cost	$2,124	$5,949	$9,735	$12,735

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

12. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations for the quarters and nine months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollar in thousands, except per share amounts)

Net earnings	$77,572	$92,067	$185,797	$231,248

Weighted average shares outstanding	80,569,773	74,459,337	79,488,123	74,454,844

Basic net earnings per share	$0.96	$1.24	$2.34	$3.11

Weighted average shares outstanding	80,569,773	74,459,337	79,488,123	74,454,844
Effect of dilutive stock options, nonvested shares, stock appreciation rights and performance shares	1,683,389	1,731,747	1,542,040	1,269,489

Weighted average shares outstanding – diluted (1)	82,253,162	76,191,084	81,030,163	75,724,333

Diluted net earnings per share	$0.94	$1.21	$2.29	$3.05

(1)	Grants of SARs representing approximately an additional 287,000 and 193,000 shares were outstanding for the quarter and nine months ended September 30, 2010, respectively, and approximately an additional 329,000 and 696,000 shares were outstanding for the quarter and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

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

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

Segment information for the quarters and nine months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining (1)	$551,418	$78,946	$16,600	$5,482	$3,035,692
Underground mining	385,746	63,809	8,168	8,536	1,639,662

Total operations	937,164	142,755	24,768	14,018	4,675,354
Corporate	—	(10,153)	—	—	—

Consolidated total	$937,164	132,602	24,768	$14,018	$4,675,354

Interest income		(1,277)	—
Interest expense		21,022	—
Other expense		575	2,458

Earnings before income taxes		$112,282	$27,226

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $15.2 million. This amount is not included in the depreciation and amortization column.

	Quarter Ended September 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$312,893	$78,180	$6,054	$7,353	$1,058,074
Underground mining	362,874	72,597	8,781	2,853	1,611,547

Total operations	675,767	150,777	14,835	10,206	2,669,621
Corporate	—	(14,211)	—	—	—

Consolidated total	$675,767	136,566	14,835	$10,206	$2,669,621

Interest income		(1,109)	—
Interest expense		6,802	—
Other expense		56	784

Earnings before income taxes		$130,817	$15,619

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

	Nine Months Ended September 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining (1)	$1,554,366	$242,518	$48,510	$26,383	$3,035,692
Underground mining	858,991	125,766	25,028	18,022	1,639,662

Total operations	2,413,357	368,284	73,538	44,405	4,675,354
Corporate	—	(41,275)	—	—	—

Consolidated total	$2,413,357	327,009	73,538	$44,405	$4,675,354

Interest income		(3,694)	—
Interest expense		50,981	—
Other expense		4,916	6,799

Earnings before income taxes		$274,806	$80,337

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $38.0 million. This amount is not included in the depreciation and amortization column.

	Nine Months Ended September 30, 2009
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
Surface mining	$979,938	$224,417	$17,314	$25,626	$1,058,074
Underground mining	1,026,009	165,113	26,319	8,917	1,611,547

Total operations	2,005,947	389,530	43,633	34,543	2,669,621
Corporate	—	(29,766)	—	—	—

Consolidated total	$2,005,947	359,764	43,633	$34,543	$2,669,621

Interest income		(3,539)	—
Interest expense		20,328	—
Other expense		5,699	2,600

Earnings before income taxes		$337,276	$46,233

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

14. Contingencies

Environmental, product warranty and liability and legal matters as of September 30, 2010 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009
	(Dollars in thousands)
Balance at January 1	$49,442	$53,586
Acquired balance (1)	39,099	—
Provisions	31,971	21,218
Settlements	(35,847)	(22,163)
Changes in liability for pre-existing warranties, net	(2,948)	(2,783)
Foreign currency translation	1,196	3,157

Balance at September 30	$82,913	$53,015

(1)	The acquired balance is subject to adjustment pending the completion of the final valuation of the Terex Mining assets acquired and liabilities assumed.

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

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Foreign currency forward contracts (1)	$13,411	$3,635
Interest rate swaps (2)	—	301

Total assets at fair value	$13,411	$3,936

Liabilities:
Foreign currency forward contracts (1)	$9,005	$6,434
Interest rate swaps (2)	32,964	7,447

Total liabilities at fair value	$41,969	$13,881

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

The carrying value of the Company’s cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value at September 30, 2010 and December 31, 2009. The carrying value and fair value of the Company’s term loan were as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Term loan (1)	$1,494,848	$1,508,578	$496,599	$469,657

(1)	Fair value based on quoted market prices for the same or similar issues.

Bucyrus International, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)—(Continued)

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

•	changes in global financial markets and global economic conditions;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance, changing regulations and governmental policies affecting the mining industry and/or electric utilities;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	the ability of our customers to obtain loan guarantees or other financing from the Export-Import Bank of the United States or other sources;

•	our ability to attract and retain skilled labor;

•	our reliance on local partners in foreign countries;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	our ability to successfully implement a new Enterprise Resource Planning system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation;

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule; and

•	the effect of a potential material net asset value adjustment to the purchase price of Terex Mining on both the historical financial statements and acquisition accounting of Terex Mining.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 and our subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In our surface mining segment, interest in our original equipment remains strong, particularly for our hydraulic excavators, hydraulic track drills and off-highway haul trucks. Customers have continued to express interest in our electric mining shovels, primarily in the Brazilian, Russian, Indian and Chinese markets, as customers forecast stabilized commodity prices. Customers’ interest in our blasthole drills has been primarily in the Australian, Canadian, South African and South American markets, as the coal, iron ore, copper and gold markets continue to expand, and interest in our draglines has been primarily in the Australian, Chinese and United States markets as a result of increasing coal prices. We anticipate increased capital expenditures by our customers during 2011, which is expected to result in increased activity for our surface mining original equipment.

Conditions for aftermarket parts and service in our surface mining segment remain strong as a result of our increased installed base. Activity for our hydraulic excavator aftermarket parts and service has been high in the Australian market as a result of an increased installed base and has been strong in the Indian market as a result of where customers’ machines are at in their life cycle. Aftermarket parts and service activity for our electric mining shovels and blasthole drills in the South America market has been and is expected to remain stable due to the expected stability of commodity prices. We expect activity for aftermarket parts and service in the United States to remain consistent with current levels for the remainder of 2010.

In our underground mining segment, activity for longwall original equipment continued to be strong during the third quarter of 2010 and we expect activity for our longwall original equipment to continue to remain strong during the remainder of 2010, especially in the Australian and Chinese markets. Activity for room and pillar original equipment continues to increase compared to 2009 levels, especially in the Australian and Chinese markets as a result of the strength of the metallurgical coal market in 2010.

Conditions for aftermarket parts and service in our underground mining segment remained strong in the third quarter of 2010 compared to the end of 2009. We expect our longwall aftermarket parts and service activity in the Australian, Chinese and United States markets to increase for the remainder of 2010, primarily due to life cycle projects and aftermarket parts and service packages sold with expected original equipment new orders. We expect our room and pillar aftermarket parts and service activity in the Australian, Chinese, Indian and United States markets to increase primarily due to increased machine utilization and rebuild activity.

Backlog

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at September 30, 2010 and December 31, 2009, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	September 30, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,507,057	$1,062,977	41.8%
Next 12 months	$1,015,918	$641,599	58.3%
Underground Mining:
Total	$1,023,552	$816,543	25.4%
Next 12 months	$855,606	$616,784	38.7%
Total:
Total	$2,530,609	$1,879,520	34.6%
Next 12 months	$1,871,524	$1,258,383	48.7%

Included in surface mining total and next 12 months backlogs at September 30, 2010 were $540.2 million and $469.2 million, respectively, for Terex Mining. Excluding Terex Mining, surface mining total backlog decreased approximately $96 million from December 31, 2009, primarily due to a decrease in aftermarket parts and service backlog in the United States and Australian markets. The increase in underground mining total backlog was primarily due to an increase in longwall equipment and room and pillar equipment backlog, as well as an increase in aftermarket parts and service backlog in the European, Russian, Indian, Australian and Chinese markets.

New Orders

New orders were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$425,227	$107,495	295.6%	$934,917	$235,668	296.7%
Aftermarket parts and service	280,477	186,023	50.8%	759,439	504,188	50.6%

	705,704	293,518	140.4%	1,694,356	739,856	129.0%

Underground Mining:
Original equipment	155,976	207,931	(25.0%)	577,162	329,474	75.2%
Aftermarket parts and service	163,308	126,132	29.5%	488,838	370,847	31.8%

	319,284	334,063	(4.4%)	1,066,000	700,321	52.2%

Total:
Original equipment	581,203	315,426	84.3%	1,512,079	565,142	167.6%
Aftermarket parts and service	443,785	312,155	42.2%	1,248,277	875,035	42.7%

	$1,024,988	$627,581	63.3%	$2,760,356	$1,440,177	91.7%

The increase in surface mining original equipment new orders for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $313.8 million and $504.4 million, respectively, of Terex Mining new orders and increased electric mining shovel new orders. The increased electric mining shovel new orders were primarily in the South American market. The majority of the Terex Mining new orders for the quarter ended September 30, 2010 were for off-highway haul trucks in the Brazilian and Chinese markets. The majority of the Terex Mining new orders for the nine months ended September 30, 2010 were for hydraulic excavators in the Australian, Brazilian, Chilean and Chinese markets, as well as off-highway haul trucks in the Brazilian and Chinese markets.

The increase in surface mining aftermarket parts and service new orders for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $135.6 million and $347.6 million, respectively, of Terex Mining new orders. Excluding the impact of Terex Mining, surface mining aftermarket parts and service new orders decreased approximately 22% and 18% for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. The largest decreases for the quarter ended September 30, 2010 compared to the same period of 2009 were in the Chilean and Canadian markets. The decrease in the Chilean market was due to reduced customer orders as a result of customers’ excess inventory levels. The decrease in the Canadian market was primarily due to the timing of new orders. The largest decreases for the nine months ended September 30, 2010 compared to the same period of 2009 were in the United States, Chinese, Chilean, and African markets, offset by an increase in the Brazilian market. The decrease in the United States market was related to the cancellation of a multi-year maintenance and repair contract resulting in a reduction of new orders of approximately $29 million, as well as customers delaying major repairs until 2011. The decrease in the Chinese market was due to customers increasing their inventory levels in 2009 and due to original equipment overhauls in 2009 that have not been repeated in 2010. The decreases in the Chilean and African markets were the result of customers utilizing excess inventory in 2010. The increase in the Brazilian market was due to orders for electric mining shovel parts and service.

Total surface mining new orders for the quarter and nine months ended September 30, 2010 were positively impacted by approximately $58 million and $33 million, respectively, due to the effect of the weaker U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

The decrease in underground mining original equipment new orders for the quarter ended September 30, 2010 compared to the same period of 2009 was primarily due to a new order received in 2009 for a complete longwall system in the Australian market. The increase for the nine months ended September 30, 2010 compared to the same period of 2009 was due to increased new orders across all product lines, with the largest increase being for longwall equipment new orders in the Australian, Chinese, Eastern and Western European and United States markets.

The increase in underground mining aftermarket parts and service new orders for the quarter ended September 30, 2010 was primarily due to increased new orders in the Chinese and United States markets. The increase in the Chinese market was due to increased aftermarket parts and service orders for longwall equipment and the increase in the United States market was due to increased aftermarket parts and service orders for longwall and room and pillar equipment. The increase in underground mining aftermarket parts and service new orders for the nine months ended September 30, 2010 compared to the same period of 2009 was across substantially all markets, with the largest increases being in the Chinese, Australian, United States, German and Eastern European markets. The increase in the Chinese market was due to aftermarket parts and service ordered along with new longwall original equipment. The increase in the Australian market was in longwall equipment aftermarket parts and service due to increased demand for thermal and coking coal. The increase in the German market was due to orders for a longwall overhaul project and the increase in the Eastern European market was due to increased orders for longwall face extension projects. The increase in the United States market was due to increased orders for room and pillar rebuilds and longwall equipment aftermarket parts and service.

Total underground mining new orders for the quarter and nine months ended September 30, 2010 were positively impacted by approximately $104 million and $28 million, respectively, due to the effect of the weaker U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

Results of Operations

Quarter and Nine Months Ended September 30, 2010 Compared to Quarter and Nine Months Ended September 30, 2009

	Quarter Ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)
Sales	$937,164	—	$675,767	—
Gross profit	$258,630	27.6%	$223,843	33.1%
Selling, general and administrative expenses	$98,780	10.5%	$71,405	10.6%
Operating earnings	$132,602	14.1%	$136,566	20.2%
Net earnings	$77,572	8.3%	$92,067	13.6%
Fully diluted net earnings per share	$0.94	N/A	$1.21	N/A

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)
Sales	$2,413,357	—	$2,005,947	—
Gross profit	$680,424	28.2%	$599,290	29.9%
Selling, general and administrative expenses	$274,028	11.4%	$195,473	9.7%
Operating earnings	$327,009	13.5%	$359,764	17.9%
Net earnings	$185,797	7.7%	$231,248	11.5%
Fully diluted net earnings per share	$2.29	N/A	$3.05	N/A

Sales

Sales consisted of the following:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$263,313	$119,800	119.8%	$716,440	$417,103	71.8%
Aftermarket parts and service	288,105	193,093	49.2%	837,926	562,835	48.9%

	551,418	312,893	76.2%	1,554,366	979,938	58.6%

Underground Mining:
Original equipment	209,681	215,758	(2.8%)	460,028	613,348	(25.0%)
Aftermarket parts and service	176,065	147,116	19.7%	398,963	412,661	(3.3%)

	385,746	362,874	6.3%	858,991	1,026,009	(16.3%)

Total:
Original equipment	472,994	335,558	41.0%	1,176,468	1,030,451	14.2%
Aftermarket parts and service	464,170	340,209	36.4%	1,236,889	975,496	26.8%

	$937,164	$675,767	38.7%	$2,413,357	$2,005,947	20.3%

The increase in surface mining original equipment sales for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $115.1 million and $284.0 million of Terex Mining sales in 2010, respectively. Excluding the impact of Terex Mining, original equipment sales increased by approximately 24% and 4% for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. The increases were primarily due to increased electric mining shovel sales in most major surface mining markets.

The increase in surface mining aftermarket parts and service sales for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to the inclusion of $131.5 million and $331.9 million of Terex Mining sales in 2010, respectively. Excluding the impact of Terex Mining, aftermarket parts and service sales decreased by approximately 19% and 10% for the quarter and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. The decrease for the quarter ended September 30, 2010 was in most markets with the largest decreases being in the Canadian, United States and African markets. The decrease for the nine months ended September 30, 2010 was primarily due to lower sales in the United States, Chilean, Canadian and African markets, partially offset by increased sales in the Brazilian market. The decrease in the United States market for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to a dragline repair and rebuild project and a dragline relocation project in 2009 that have not been repeated in 2010. The decrease in the Canadian market for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was due to large scheduled maintenance projects on electric mining shovels at several large customers in 2009. The decrease in the African market for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was due to lower new orders in 2010 as a result of customers utilizing excess inventories. The decrease in the Chilean market for the nine months ended September 30, 2010 compared to the same period of 2009 was due to reduced sales of electric mining shovel aftermarket parts and service.

The decrease in underground mining original equipment sales for the quarter ended September 30, 2010 compared to the same period of 2009 was primarily in the room and pillar product line, partially offset by an increase in the longwall product line. The decrease in underground mining original equipment sales for the nine months ended September 30, 2010 compared to the same period of 2009 was across all product lines. The largest decrease was in the longwall product line due to higher longwall system sales in the Czech Republic in 2009.

The increase in underground mining aftermarket parts and service sales for the quarter ended September 30, 2010 compared to the same period of 2009 was primarily in the Eastern European and Chinese markets, partially offset by a decrease in the Australian market. The increase in the Eastern European market was due to increased aftermarket parts and service sales for longwall face extensions and overhauls. The decrease in the Australian market was due to large longwall equipment aftermarket parts and service sales in 2009 that have not been repeated in 2010. The decrease in underground mining aftermarket parts and service sales for the nine months ended September 30, 2010 compared to the same period of 2009 was primarily in the United States market, offset by an increase in the Chinese market. The decrease in the United States market was due to lower longwall face extension orders in 2010. The increase in the Chinese market for the quarter and nine months ended September 30, 2010 was due to increased sales of longwall equipment aftermarket parts and service.

Gross Profit

Gross profit and gross margin were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Gross profit	$258,630	$223,843	15.5%	$680,424	$599,290	13.5%
Gross margin	27.6%	33.1%	N/A	28.2%	29.9%	N/A

Gross profit and gross margin were affected by preliminary acquisition accounting adjustments related to the acquisition of Terex Mining as follows:

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Dollars in thousands)
Gross profit reduction	$14,691	$36,755
Gross margin reduction (percentage points)	1.6	1.5

Gross margin was 29.2% and 29.7% for the quarter and nine months ended September 30, 2010, respectively, after adjusting for amortization of Terex Mining acquisition accounting adjustments compared to 33.1% and 29.9% for the quarter and nine months ended September 30, 2009. Gross margin in 2010 has been negatively impacted by lower gross margins on the Terex Mining business compared with historical margins. This was offset by lower manufacturing absorption losses at our manufacturing locations.

At September 30, 2010, there was $0.9 million of remaining inventory acquisition accounting adjustments, which is expected to be expensed in the fourth quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Selling, general and administrative expenses	$98,780	$71,405	38.3%	$274,028	$195,473	40.2%
Percent of sales	10.5%	10.6%	N/A	11.4%	9.7%	N/A

The increase in selling, general and administrative expense for the quarter and nine months ended September 30, 2010 compared to the same periods of 2009 was primarily due to the acquisition of Terex Mining. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2010 included acquisition costs of $0.5 million and $16.8 million, respectively, compared to $0.5 million and $2.2 million, respectively, for the same periods of 2009. The acquisition costs for 2010 primarily related to the acquisition of Terex Mining. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2010 included a gain on the disposal of fixed assets of $0.7 million and a loss of $1.2 million, respectively, compared to losses of $3.3 million and $3.7 million, respectively, for the same periods of 2009 and severance expense of $1.8 million and $2.7 million, respectively, compared to $1.5 million and $5.3 million for same periods of 2009. Severance expense was primarily the result of facility rationalizations.

Research and Development Expenses

Research and development expenses were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Research and development expenses	$15,413	$11,279	36.7%	$44,687	$29,855	49.7%
Percent of sales	1.6%	1.7%	N/A	1.9%	1.5%	N/A

The increase in research and development expenses for the quarter and nine months ended September 30, 2010 was primarily due to the acquisition of Terex Mining, as well as further development of our electric mining shovels and draglines.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the Terex Mining acquisition was $7.5 million and $21.5 million for the quarter and nine months ended Sept 30, 2010 and is expected to be approximately $7 million in the fourth quarter of 2010 and approximately $7 million per quarter thereafter through December 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)
Surface mining	$78,946	$78,180	1.0%	$242,518	$224,417	8.1%
Underground mining	63,809	72,597	(12.1%)	125,766	165,113	(23.8%)

Total operations	142,755	150,777	(5.3%)	368,284	389,530	(5.5%)
Corporate	(10,153)	(14,211)	28.6%	(41,275)	(29,766)	(38.7%)

Consolidated total	$132,602	$136,566	(2.9%)	$327,009	$359,764	(9.1%)

Operating earnings for the quarter and nine months ended September 30, 2010 for the surface mining segment included Terex Mining earnings of $36.0 million and $86.7 million, respectively, before amortization of preliminary acquisition accounting adjustments. As a result of the acquisition of Terex Mining, operating earnings for the quarter and nine months ended September 30, 2010 were reduced by $22.0 million and $57.9 million of amortization of preliminary acquisition accounting adjustments, respectively, and $0.5 million and $16.3 million of acquisition costs, respectively. Operating earnings for the nine months ended September 30, 2010 were also negatively impacted by lower underground mining sales. Operating earnings for the quarter and nine months ended September 30, 2010 included a gain on the disposal of fixed assets of $0.7 million and a loss of $1.2 million, respectively, compared to losses of $3.3 million and $3.7 million, respectively, for the same periods of 2009 and was reduced by severance expense of $1.8 million and $2.7 million, respectively, compared to $1.5 million and $5.3 million for same periods of 2009. Severance expense was primarily the result of facility rationalizations.

Interest Expense

Interest expense was $21.0 million for the third quarter of 2010 compared to $6.8 million for the third quarter of 2009 and was $51.0 million for the nine months ended September 30, 2010 compared to $20.3 million for the nine months ended September 30, 2009. The increase in interest expense in 2010 was primarily due to the new $1.0 billion secured term loan which was used to acquire Terex Mining. Interest expense is expected to be approximately $20 million in the fourth quarter of 2010.

Other Expense

Other expense was $0.6 million for the third quarter of 2010 compared to $0.1 million for the third quarter of 2009 and was $4.9 million for the nine months ended September 30, 2010 compared to $5.7 million for the nine months ended September 30, 2009. Other expense for the quarter and nine months ended September 30, 2010 was reduced by $1.9 million of income related to the recovery of losses incurred in 2009 due to the discontinuance of cash flow hedges.

Income Tax Expense

The effective tax rate for the third quarter of 2010 was 30.9% compared to 29.6% for the third quarter of 2009 and was 32.4% for the nine months ended September 30, 2010 compared to 31.4% for the nine months ended September 30, 2009. The higher rate for the nine months ended September 30, 2010 was primarily due to non-deductible acquisition costs related to the Terex Mining acquisition. The effective tax rate for all of 2010 is expected to be between 32.5% and 33.0%.

Net Earnings

Net earnings were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands, except per share amounts)
Net earnings	$77,572	$92,067	(15.7%)	$185,797	$231,248	(19.7%)
Fully diluted net earnings per share	$0.94	$1.21	(22.3%)	$2.29	$3.05	(24.9%)

Net earnings were reduced (increased) by amortizations of preliminary acquisition accounting adjustments related to the acquisition of Terex Mining in 2010 as follows:

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Dollars in thousands)
Inventory fair value adjustment charged to cost of product sold	$15,223	$38,036
Amortization of intangible assets	7,475	21,471
Depreciation of fixed assets	(665)	(1,601)

Operating earnings	22,033	57,906
Income tax benefit	(7,177)	(18,730)

Total	$14,856	$39,176

Terex Mining

Additional Terex Mining information was as follows:

	Quarter Ended September 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Operations (1)	$246,565	$13,893	$8,948	$1,649	$1,730,586
Interest income		(53)	—
Interest expense		2	—

Earnings before income taxes		$13,944	$8,948

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $15.2 million. This amount is not included in the depreciation and amortization column.

	Nine Months Ended September 30, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Operations (1)	$615,885	$28,755	$26,073	$2,808	$1,730,586
Interest income		(183)	—
Interest expense		19	—

Earnings before income taxes		$28,919	$26,073

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $38.0 million. This amount is not included in the depreciation and amortization column.

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings, in each case compared to the prior year:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Increase (decrease) in sales	$1,051	($17,796)	$50,180	($100,801)
(Decrease) increase in gross profit	($2,071)	($5,921)	$8,957	($27,624)
(Decrease) increase in operating earnings	($1,721)	($3,329)	$4,526	($17,362)

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
EBITDA	$159,253	$152,129	$402,430	$400,298
Percent increase from prior year	4.7%	31.4%	0.5%	28.0%
EBITDA as a percent of sales	17.0%	22.5%	16.7%	20.0%
Adjusted EBITDA	$176,630	$158,052	$464,322	$411,587
Percent increase from prior year	11.8%	35.0%	12.8%	24.5%
Adjusted EBITDA as a percent of sales	18.8%	23.4%	19.2%	20.5%

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

The following table reconciles Net Earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided By (Used In) Operating Activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net earnings	$77,572	$92,067	$185,797	$231,248
Interest income	(1,277)	(1,109)	(3,694)	(3,539)
Interest expense	21,022	6,802	50,981	20,328
Income tax expense	34,710	38,750	89,009	106,028
Depreciation	12,933	10,241	38,838	29,434
Amortization (1)	14,293	5,378	41,499	16,799

EBITDA	159,253	152,129	402,430	400,298

Changes in assets and liabilities	(31,140)	14,117	67,158	(154,827)
Non-cash stock compensation expense	2,291	2,608	6,420	7,598
(Gain) loss on disposal of fixed assets (2)	(661)	3,315	1,173	3,691
Interest income	1,277	1,109	3,694	3,539
Interest expense	(21,022)	(6,802)	(50,981)	(20,328)
Income tax expense	(34,710)	(38,750)	(89,009)	(106,028)

Net cash provided by operating activities	$75,288	$127,726	$340,885	$133,943

Net cash used in investing activities	($13,271)	($7,865)	($1,050,857)	($42,128)

Net cash (used in) provided by financing activities	($459)	($86,016)	$955,565	($64,440)

(1)	Includes amortization of intangible assets and debt issuance costs. The $15.2 million and $38.0 million of inventory fair value adjustments charged to cost of products sold for the quarter and nine months ended September 30, 2010, respectively, are not included.
(2)	Reflects losses on the disposal of fixed assets in the ordinary course.

Adjusted EBITDA is a material term in our current credit agreement, which we believe is a material agreement, and is used in the calculation of our leverage ratio covenant. Also, our management uses Adjusted EBITDA when preparing our annual operating budget and financial projections. The following table reconciles EBITDA to Adjusted EBITDA:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
EBITDA	$159,253	$152,129	$402,430	$400,298
Non-cash stock compensation expense	2,291	2,608	6,420	7,598
(Gain) loss on disposal of fixed assets	(661)	3,315	1,173	3,691
Terex Mining acquisition costs (1)	524	—	16,263	—
Inventory fair value adjustment charged to cost of products sold (2)	15,223	—	38,036	—

Adjusted EBITDA	$176,630	$158,052	$464,322	$411,587

(1)	Reflects costs incurred to acquire Terex Mining.
(2)	In connection with the acquisition of Terex Mining, inventories acquired were adjusted to estimated fair value. This adjustment is being charged to cost of products sold as the inventory is sold.

Liquidity and Capital Resources

On February 19, 2010, we amended our credit facilities to finance the acquisition of Terex Mining. As of February 19, 2010, the new credit facilities included a secured revolving credit facility of $525.0 million and an unsecured German revolving credit facility of €65.0 million. As of February 19, 2010, the amended credit facilities also included a secured term loan facilities totaling $1,473.8 million consisting of (i) $1,280.0 million; (ii) A$124.0 million ($104.4 million); and (iii) €73.1 million ($89.4 million). We had no secured revolving or German revolving credit facility borrowings during the quarter ended September 30, 2010. The credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. At September 30, 2010, we were in compliance with these covenants. Refer to Note 8 of the Notes to Consolidated Condensed Financial Statements for a more detailed discussion of our current credit facilities and associated financial covenants.

Cash Requirements

Our cash balance increased to $352.8 million at September 30, 2010 from $279.5 million at June 30, 2010 and from $101.1 million at December 31, 2009. The increase from June 30, 2010 and December 31, 2010 was primarily due to cash generated from operations and strong collections of accounts receivable from original equipment orders.

A significant portion of our cash flows is generated outside of the United States. At September 30, 2010, $192.7 million of our $352.8 million cash and cash equivalents balance was located outside of the United States. We manage our global cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness through which those funds can be accessed. We continue to seek opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost effective manner. We have and will continue to transfer cash from international subsidiaries to the United States and other international subsidiaries when it is cost effective to do so.

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

Inventory increased to $1,214.6 million at September 30, 2010 from $627.3 million at December 31, 2009. The increase was primarily due to acquired Terex Mining inventory. Inventory turns were 2.2 at September 30, 2010. Excluding Terex Mining, inventory turns were 2.6 at September 30, 2010 compared to 2.8 at December 31, 2009. The decrease was primarily due to lower cost of products sold as a result of lower sales. We have implemented new initiatives to increase inventory turns. Total inventories increased approximately $66 million from June 30, 2010 due to the effect of exchange rates on balances denominated in foreign currencies.

Ordinary course capital expenditures for the nine months ended September 30, 2010 were $44.4 million compared to $34.5 million for the nine months ended September 30, 2009. Capital expenditures for the nine months ended September 30, 2010 include $21.6 million of facility and SAP implementation costs. We expect our ordinary course capital expenditures in 2010 to be between $70 million and $80 million. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected ordinary course capital expenditures during 2010.

At September 30, 2010, there were approximately $216.6 million of standby letters of credit outstanding under all of our bank facilities.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest and dividends of approximately $20 million and $2 million, respectively, and income taxes of between $40 million and $45 million during the remainder of 2010.

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

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or in some cases, before the customer is billed. At September 30, 2010, we had $834.5 million of accounts receivable compared to $741.8 million of accounts receivable at December 31, 2009. Receivables at September 30, 2010 and December 31, 2009 included $366.2 million and $384.5 million, respectively, of revenues from long-term contracts which were not billable at these dates. Total receivables increased approximately $51 million from June 30, 2010 due to the effect of exchange rates on balances denominated in foreign currencies. Billed receivables at September 30, 2010 increased from December 31, 2009 primarily due to the inclusion of Terex Mining billed receivables of $161.0 million and invoicing of longwall original equipment orders, partially offset by large collections of billed receivables on electric mining shovel orders.

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

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on its variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $745.6 million ($650.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of September 30, 2010. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of September 30, 2010 would have the effect of changing our interest expense on an annual basis by approximately $4 million.

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

Based on our derivative instruments outstanding at September 30, 2010, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the acquisition of Terex Mining, there were changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to the integration of Terex Mining that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into this recently acquired business and to augment our existing controls to reflect the risks inherent in an acquisition of this magnitude and complexity. Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, except for the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ MARK J. KNAPP
Mark J. Knapp
Corporate Controller
Date: November 8, 2010	Principal Accounting Officer

/s/ CRAIG R. MACKUS
Craig R. Mackus
Date: November 8, 2010	Chief Financial Officer and Secretary Principal Financial Officer

/s/ TIMOTHY W. SULLIVAN
Timothy W. Sullivan
Date: November 8, 2010	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarter and nine months ended September 30, 2010 and 2009, (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarter and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Condensed Balance Sheets as of September 30, 2010 and December 31, 2009, (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) Notes to Consolidated Condensed Financial Statements.