Form 10-K
period 2010-12-31
BUCYRUS INTERNATIONAL INC
filed 2011-03-01
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $3.8 billion as of June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 23, 2011, 81,449,954 shares of common stock of the Registrant were outstanding.

Documents Incorporated by Reference:

1) Portions of our 2010 Annual Report to Stockholders are incorporated by reference in Part II.

2) Portions of our Proxy Statement for our Annual Meeting of Stockholders to be held on April 21, 2011 are incorporated by reference in Part III.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of predictive, future tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “intends,” “may,” “will” or similar terms. You are cautioned that any such forward-looking statements are not guarantees of our future performance and involve significant risks and uncertainties, and that actual results may differ materially from those contained in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could cause our actual results to differ materially from those anticipated in such forward-looking statements and could adversely affect our actual results of operations and financial position include, without limitation:

•	events, regulatory factors or other circumstances related to the merger agreement with Caterpillar Inc.;

•

the cyclical nature of the sale of original equipment due to fluctuations in market prices for coal, copper, oil, iron ore and other minerals, changes in general economic conditions, changes in interest rates, changes in customers’ replacement or repair cycles, consolidation in the mining industry and competitive pressures;

•	changes in global financial markets and global economic conditions;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	our ability to attract and retain skilled labor;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	the availability of operating cash to service our indebtedness, including the substantial indebtedness incurred to acquire Terex Mining;

•	our customers’ inability to obtain loan guarantees or other credit enhancements or financing.

•	our reliance on local partners in foreign countries;

•	liabilities relating to Terex Mining which are unknown to us;

•	dependence on Terex Mining internal control systems for compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	our entering into a new line of business and new geographic markets in which certain of our competitors have substantially more experience than we do as a result of our acquisition of Terex Mining;

•	our ability to successfully implement a new enterprise resource planning (“ERP”) system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation; and

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule.

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

Pending Merger With Caterpillar Inc.

On November 14, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Caterpillar Inc., pursuant to which we will become a wholly owned subsidiary of Caterpillar Inc.

In connection with the merger, each outstanding share of our common stock, par value $0.01 per share (other than those held by us, Caterpillar Inc. or any subsidiary of Caterpillar Inc.) and other than those shares with respect to which appraisal rights are properly demanded and not waived, withdrawn or lost, will be converted into the right to receive $92 in cash, without interest.

The completion of the merger is subject to certain conditions, including, among others (i) the absence of certain legal restraints to the consummation of the merger or the other transactions contemplated by the Merger Agreement and (ii) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other antitrust approvals. On January 20, 2011, our stockholders approved the Merger Agreement.

Terex Mining Acquisition

On February 19, 2010, we completed the acquisition of the mining equipment business (“Terex Mining”) of Terex Corporation for $1.0 billion in cash and 5,809,731 shares of our common stock, subject to certain post-closing net assets, net debt and other adjustments. Terex Mining is a worldwide manufacturer of hydraulic excavators, off-highway haul trucks and drills, which are complementary to our existing product lines. As a result of this acquisition, we have significantly expanded our product portfolio, which allows us to compete in a larger portion of the mining machinery market. We believe that this expanded product portfolio has made us the premier supplier of mining equipment.

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

Terex Mining Acquisition Rationale

We believe that our acquisition of Terex Mining has made us the premier supplier of mining equipment. This acquisition allowed us to (i) expand our global geographic footprint since there was little geographic overlap between our current operations and the operations of Terex Mining; (ii) diversify our product portfolio across a broader range of commodities; (iii) increase our potential surface mining market to approximately $34 billion as of December 31, 2010; and (iv) utilize the services of an expanded team of approximately 10,700 employees and contract employees in nearly 100 locations around the world.

Certain Strategic and Financial Benefits of the Terex Mining Acquisition

Enhanced Scale and Scope. The products acquired in the Terex Mining acquisition consisted of the world’s largest hydraulic excavators, rugged haul trucks, advanced drilling machines and highwall mining systems. As of the acquisition date, Terex Mining had 38 facilities around the world with approximately 2,100 employees. As a result of this acquisition, we have expanded our product offering into the growing hydraulic excavator market, as well as the truck and hydraulic track drill product categories.

Diversified Customer, Commodities and Geographic End Markets. We have benefited from Terex Mining’s strong presence in the Asia Pacific (“APAC”) region. With this acquisition, our sales in the APAC region have increased. We diversified our overall commodity exposure by reducing our percentage of total sales generated by coal-related mining equipment and increased our percentage of total sales generated by iron ore related mining equipment.

Aftermarket Revenue Opportunities. The acquisition of Terex Mining has generated additional aftermarket revenue opportunities. As a result of this acquisition, our installed base of surface mining machinery has grown from approximately $20 billion at December 31, 2009 to approximately $34 billion at December 31, 2010. With a broader product portfolio, we have experienced an increase in opportunities for aftermarket parts and services.

Incremental Access to Growing Economies. The acquisition of Terex Mining has increased our access to growing economies. Our product lines are well positioned in the fast-growing, developing countries of Brazil, Russia, India and China.

Significant Synergy Potential. The acquisition of Terex Mining enhanced our earnings in 2010 and should allow us to benefit from synergies in future years. We expect to be able to realize over $100 million in annual run-rate operating synergies, which we believe may be achievable by the end of 2011. A substantial portion of these synergies are expected to result from the integration of our global manufacturing facilities and leveraging manufacturing centers of excellence, as well as the integration of market distribution, engineering and product development resources. Additional cost savings are expected to be realized through the integration of management functions and reducing purchasing expenses and raw material costs, similar to our successful integration of DBT GmbH following its acquisition in May 2007. We achieved approximately $40 million of synergy savings in 2010 and expect to reach $100 million in total synergies in 2011.

Cultural Similarities. The culture across the mining industry is both universal and unique. The established culture at Terex Mining facilitated the integration process, which was substantially complete as of December 31, 2010.

Company Overview

We are a leading designer and manufacturer of safe and highly productive mining equipment for the extraction of coal, copper, oil sands, iron ore and other minerals in major mining centers throughout the world. In addition to the manufacture of original equipment, we also provide the aftermarket replacement parts and service for this equipment. We operate in two business segments: surface mining (including the principal products of Terex Mining) and underground mining. Substantially all of our products and services are marketed under the

Bucyrus name. We have manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States, and service and sales centers in Australia, Brazil, Canada, Chile, China, India, Indonesia, Peru, Russia, South Africa, and the United States. The largest markets for our surface mining original equipment and aftermarket parts and service have historically been in Australia, Canada, China, India, South Africa, South America and the United States. We expect these markets to continue to be our largest surface mining equipment markets and we expect growth in the Russian and Asian markets. The largest markets for our underground mining original equipment and aftermarket parts and service have historically been in the United States, Australia and China. We expect these markets to continue to be our largest underground mining equipment markets, and we expect potential growth in the Russian, Eastern European and Indian markets in the next three to five years.

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Growth in demand for these commodities is a function of, among other things, economic activity, population increases and continuing improvements in standards of living in many areas of the world. In 2010, the market prices for the primary commodities mined by our equipment (coal, copper, iron ore and oil) increased significantly from the end of 2009.

Our aftermarket parts and service sales tend to be less cyclical than our original equipment sales. Our original equipment is typically kept in continuous operation by our customers for four to 40 years, requiring regular maintenance and repair throughout its productive life. The size of our installed base of surface mining and underground mining original equipment at December 31, 2010 was approximately $34 billion and $10 billion, respectively, based on estimated replacement value. This installed base of original equipment provides the foundation for our future aftermarket sales. Our ability to provide on-time delivery of reliable parts and prompt service are other important drivers of our aftermarket sales.

The mix of our original equipment and aftermarket sales was as follows:

	Year Ended December 31,
	2010	2009	2008
Surface Mining:
Original equipment	50.4%	41.6%	48.6%
Aftermarket parts and service	49.6%	58.4%	51.4%
Underground Mining:
Original equipment	53.8%	60.1%	60.3%
Aftermarket parts and service	46.2%	39.9%	39.7%
Total:
Original equipment	51.6%	51.1%	54.3%
Aftermarket parts and service	48.4%	48.9%	45.7%

A substantial portion of our sales and operating earnings is attributable to our operations located outside the United States. We generally sell our original equipment, including that sold directly to foreign customers, and most of our aftermarket parts in either United States dollars or euros. A portion of our aftermarket parts sales is denominated in the currency of the country in which our products are sold. Aftermarket services are paid for primarily in local currency, which is naturally hedged by our payment of local labor in local currency.

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

Commodity Markets

Coal. Coal is the world’s most abundant low-cost energy source and is a critical source of energy for many countries. There are two primary types of coal: steam or thermal coal, which is used to generate electricity, and coking or metallurgical coal, which is required to produce steel. Coal provides approximately 27% of global primary energy needs and generates approximately 41% of the world’s electricity. It has been estimated that there are over 847 billion tonnes of proven coal reserves worldwide, which means that there is enough coal to last approximately 119 years at current rates of production. Coal reserves are available in almost every country worldwide, with recoverable reserves in as many as 70 countries. The largest reserves are in the United States, Russia, China and India. The largest coal producing nations in 2009 were China, the United States, India, Australia, Indonesia, South Africa, Russia, Kazakhstan, Poland and Columbia according to the World Coal Association. We believe that large amounts of coal reserves, the relative price of coal and significant coal infrastructure make transitions from coal to other energy sources more difficult and financially challenging. Additionally, new clean coal technologies, flue gas desulphurization and carbon capture and storage help to mitigate environmental and regulatory concerns, and new technologies, such as gasification and liquefaction, create opportunities for future growth in the use of coal.

According to the International Energy Outlook by the United States Energy Information Administration, 75 percent of the increase in world coal production is expected to be attributable to China, with output expected to rise by 54.7 quadrillion Btu from 2007 through 2035. This outlook is based on the assumption that much of the demand for coal in China will continue to be met by domestic production. Other expected increases in regional coal production from 2007 through 2035 include 7.1 quadrillion Btu in Australia/New Zealand (representing 10 percent of the increase in world coal production), 4.0 quadrillion Btu in non-OECD Asia (excluding China), 3.0 quadrillion Btu in Africa, 2.8 quadrillion Btu in the United States and 2.4 quadrillion Btu in Central and South America.

Copper. Copper is a basic material used in residential and commercial construction, electrical equipment, transportation, industrial machinery and durable consumer goods. Demand for copper is driven by accelerating economic growth in the developing world and continued consumption in the developed world. According to the International Copper Study Group, worldwide mine production of copper was 15.9 million tons in 2009 and was projected to increase to 16.2 million tons in 2010 and 17.1 million tons in 2011.

Oil Sands. Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses. According to the Energy Resources Conservation Board, an independent quasi-judicial agency of the Government of Alberta, the oil sands in the Athabasca region of northern Alberta, Canada is believed to contain the second largest petroleum reserves in the world, second only to Saudi Arabia. Approximately 27.6 billion cubic meters (175 billion barrels) of bitumen are locked in these oil sands. Currently, industry extracts approximately 174,800 cubic meters (1.1 million barrels) of bitumen each day, a rate expected to rise to 429,000 cubic meters (2.7 million barrels) by 2015.

Iron Ore. Iron ore is one of the only sources of primary iron used to make steel and is mined in more than 50 countries. The seven largest iron ore producing countries account for approximately three-quarters of total global production. Australia and Brazil together account for approximately one-third of total exports. The market for iron ore is largely a function of the demand for steel. Worldwide production of iron ore in 2009 was 1.7 billion tons, was estimated to be 1.8 billion tons in 2010 and is forecasted to increase to 1.9 billion tons in 2011.

Other Minerals. We have also been successful in selling our equipment for use in the mining of various other minerals including gold, uranium, diamonds, molybdenum, phosphate, bauxite, potash and trona.

Surface Mining Segment

Overview

We design, manufacture and market draglines, electric mining shovels, hydraulic excavators, off-highway haul trucks, rotary blasthole drills, hydraulic track drills and highwall miners used for surface mining and provide the aftermarket replacement parts and service for these machines. Based on the assessment of original equipment estimated replacement value, we believe that we have the largest installed base of this original equipment in the world and are the leading market provider of draglines, large rotary blasthole drills and highwall miners. Our products are sold to customers throughout the world in nearly every market where surface mining is conducted with modern methods. Our products are continuously evolving as improvements in design and technology emerge, with the goal of providing our customers maximum productivity and cost effectiveness. We concentrate on producing technologically advanced machines that enable our customers to conduct cost-efficient operations. We utilize alternating current (“AC”) drive technology for draglines, electric mining shovels and off-highway haul trucks and offer advanced computer control systems which allow technicians at our headquarters to remotely monitor and adjust the operating parameters of suitably equipped machines.

Growth in the surface mining industry is driven by increased demand for surface mined commodities such as copper (especially in South America), oil sands (Canada), iron ore (China, Brazil and Australia) and coal (China, the United States, India, Australia, South Africa and Russia). We believe that the potential for increased surface mining of coal in China and India is promising.

Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our installed base of surface mining original equipment of approximately $34 billion, based on estimated replacement value, at December 31, 2010. Our installed base of original equipment provides the foundation for our surface mining aftermarket activities. Our aftermarket parts and service operations, which historically have been more stable and more profitable than our original equipment sales, have accounted for approximately 59% of our total sales over the last 10 years. Over that period and throughout various commodities cycles, our aftermarket sales have sustained a compound annual sales growth rate of 20.3% through December 31, 2010. Without the Terex Mining acquisition in 2010, the 10-year compound annual sales growth rate through December 31, 2010 was 13.3%. We have established a global presence with a network of sales and service centers located in all countries where major surface mining operations are located. We manufacture our original equipment and the majority of our aftermarket parts at our facilities in the United States, Germany, Mexico, the United Kingdom and Australia.

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

Electric Mining Shovels. Mining shovels are primarily used to load copper, coal, oil sands, iron ore, and other mineral bearing materials, overburden or rock into trucks. There are two basic types of mining shovels: electric and hydraulic. Electric mining shovels are able to handle a larger load, allowing them to move greater volumes of rock and minerals, while hydraulic shovels are diesel powered, generally smaller and more maneuverable. An electric mining shovel typically offers significantly lower cost per ton of mineral mined over a longer period of time as compared to a hydraulic shovel. Electric mining shovels are characterized in terms of hoisting capability and dipper or load capacity. We offer a full line of electric mining shovels, with available hoisting capability of up to 120 tons. Dipper capacities range from nine to 80 cubic yards and prices range from approximately $5 million to $25 million per shovel, with the selling price of our most popular shovels being in the upper part of this range. Our electric mining shovels have an average life of approximately 15 years.

In 2010, we introduced the 495HR² and 495HF² shovels that incorporate our newly designed operator’s cab featuring a state of the art operator’s control station and fully outfitted amenity area with built in cabinets, robust refrigerator and temperature controlled HVAC systems. The highlights of this series include an insulated gate bipolar transistor (“IGBT”) drive system with AC motors, planetary gear configuration and a third rail swing system to enhance shovel operation through increased efficiency and lower maintenance costs. A fully modularized electrical room ships directly to the field to facilitate the field assembly process.

Hydraulic Excavators. Hydraulic excavators in shovel or backhoe configuration are primarily used to dig overburden and minerals and load the material into trucks. These excavators are utilized in surface mines, quarries and large construction sites around the world. Our range of hydraulic excavators begins in the 100 ton size class and reaches up to a 1,000 ton size. Our hydraulic excavators feature patented TriPower technology for increased digging forces and greater productivity. In particular, our 1,000 ton RH 400 is the world’s largest hydraulic excavator and is capable of carrying up to 90 tons. Prices range from approximately $0.9 million to $15 million per excavator. Our hydraulic excavators have an average life of approximately seven to 15 years.

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

Off-Highway Haul Trucks. Our truck business consists of a series of rear dump trucks ranging in size from 150 tons to 400 tons. High capacity surface mining trucks are off-road dump trucks. They are powered by a diesel engine driving an electric alternator that provides power to individual electric motors in each of the rear wheels. Our trucks are engineered to minimize the cost of ownership for the customer. Prices can be up to $6 million per truck. Our trucks have an average life of approximately eight to 10 years.

Highwall Miners. Our highwall mining equipment is used for cost effective mining of residual coal seams from the surface. This equipment is comprised of a self-contained coal mining system that remotely mines underground coal from the surface of a surface mining operation to predetermined depths. Prices range up to $8 million per unit.

Aftermarket Parts and Services

We have a comprehensive aftermarket business that supplies replacement and upgrade parts and services for our installed base of original equipment. Customer purchases of aftermarket parts and services over the life of certain of our original equipment can exceed the initial purchase price of the original equipment. Our aftermarket offerings include engineered replacement parts, maintenance and repair labor, technical advice, refurbishment and relocation of machines, comprehensive structural and mechanical engineering, non-destructive testing, repairs and rebuilds of machine components, product and component upgrades, turnkey assembly and equipment operation. We also distribute less sophisticated components that are consumed in the normal course of machine operation. A substantial portion of our international repair and maintenance services are provided through our global network of wholly owned foreign subsidiaries and overseas offices operating in Australia, Brazil, Canada, Chile, China, India, Indonesia, Mexico, Peru and South Africa.

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

Aftermarket sales accounted for approximately 50%, 58% and 51% of our surface mining sales for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Over the past five years, our surface mining customers have conducted their most significant operations in South America, the United States, Canada, Australia, India and China. We expect China and India to experience the most growth in surface mining in the future. In the aggregate, sales of our surface mining original equipment were $1.2 billion, $534.5 million, and $622.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and sales of our surface mining aftermarket parts and services were $1.2 billion, $750.5 million and $659.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our customers purchase our aftermarket parts and services because they are high quality, reliable and durable products, and our services are well suited to the long productive lives of our original equipment.

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

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. Our top five customers in each of the years ended December 31, 2010, 2009 and 2008 collectively accounted for approximately 27%, 50%, and 43% respectively, of our total surface mining sales. We believe these relatively high percentages reflect the recent consolidation within the mining industry.

Competitors

Our electric mining shovels and draglines compete with similar products manufactured by one significant competitor. For certain applications, our small electric mining shovels also compete against the biggest hydraulic excavators made by several worldwide manufacturers and local and regional competitors, including quasi-governmental competitors. In hydraulic excavators, drills and off-highway haul trucks, we compete with several worldwide manufacturers. In China, India and Russia, we face competition from regional and domestic equipment manufacturers across our product portfolio. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. Long standing customer relationships are very important to us as well as our competition. These relationships can provide a strong incumbency advantage in retaining business and securing new orders.

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

Underground Mining Segment

Overview

We design, manufacture and market complete system solutions for underground coal mining worldwide. We are one of the world market leaders in longwall mining equipment, which is the result of comprehensive experience and know-how gained over decades of innovative, high-performance engineering. Original equipment sales are closely correlated with the strength of commodity markets and maintain and augment our underground mining original equipment installed based of approximately $10 billion, based on estimated replacement value, at December 31, 2010. This installed base provides the foundation for our aftermarket activities. We have established a global presence with a network of sales and service centers located in all countries where major underground mining operations are located. Our original equipment and aftermarket parts are manufactured in Germany, the United States and, to a lesser extent, in China, Australia and the Czech Republic.

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

Room and Pillar Mining

In room and pillar mining, hard coal or other mineral deposits such as potash are mined by cutting a network of “rooms” into the coal or mineral seam, leaving behind “pillars” of coal or other mineral to support the roof of the mine either temporarily or permanently. This mining method also requires several pieces of equipment that work together in a synchronized fashion; however, they are not mechanically connected to each other as in longwall mining. The process begins with the continuous miners cutting the coal or other mineral and conveying it through the machine’s conveyor. The coal or mineral is then discharged from the back of the continuous miner into haulage vehicles or mobile chain conveyors which transport it to a feeder (or feeder breaker if the material needs to be crushed or down-sized). The coal or mineral is then loaded on to a belt system, which takes the coal or mineral to the surface. As the continuous miner advances into the coal or mineral deposit, a roof bolter drills and installs roof bolts to secure the roof of the mine.

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

Continuous Miners. Continuous miners are electric, self-propelled machines that constantly cut material and simultaneously load that material onto an internal conveyor. We offer a “seamless” family of continuous miners for both soft and hard cutting applications for seams from 0.8 meters to 5.2 meters. Due to the severity of the operating environment and continuous usage, these products require extensive aftermarket parts, service and maintenance. Prices range from approximately $1.6 million to $5 million per continuous miner. Our continuous miners have an average life of approximately 8 to 12 years.

Continuous Haulage Systems. The continuous haulage system is used to efficiently remove cut coal or other mineral from the working face to the main mine belts on a continuous basis. The system is usually attached to the continuous miner or independently trammed behind the miner. Our systems can be implemented in new or existing operations with capacity of up to 38 tons per minute. Prices range from approximately $1.4 million to $4 million per continuous haulage system. Our continuous haulage systems have an average life of approximately 10 to 15 years.

Feeder Breakers. Feeder breakers are a crushing unit that breaks the coal or other mineral into a smaller size suitable for transportation by the belt conveyor systems or feeding into process facilities. Our underground feeder breakers have a production capacity of up to 1,800 tons per hour with a pick force of up to 45,400 kilograms. The units are custom designed to allow maximum discharge rates from the mobile haulers. Prices range from approximately $0.3 million to $0.8 million per feeder breaker. Our feeder breakers have an average life of approximately 10 to 20 years.

Underground Haulage and Utility Vehicles. Underground haulage vehicles are vehicles used to transport material from continuous miners to the main mine belt where the haulage vehicle has self-contained discharge capability to unload material onto the belt. We offer both battery-powered and diesel-powered haulage vehicles. Underground utility vehicles are self-loading vehicles used to clean roadways, haul supplies and perform other functions. Prices range from approximately $0.3 million to $1 million per underground utility haulage vehicle or underground utility vehicle, and each has an average life of approximately 10 to 15 years.

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

Aftermarket sales accounted for approximately 46%, 40% and 40% of our underground mining sales for the years ended December 31, 2010, 2009 and 2008, respectively.

Customers

Multinational coal mining corporations make up the majority of our customer base. In recent years, our large and efficient machines have enabled our customers to reduce their operating costs while enhancing their sophistication for the use and understanding of the employed technology.

Over the past five years, our customers have conducted their most significant operations in the United States, China, South Africa, Australia, Eastern Europe and Western Europe. In the aggregate, sales of our underground mining original equipment were $680.5 million, $821.0 million and $737.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and sales of our aftermarket parts and services were $584.6 million, $545.8 million, and $487.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We do not consider ourselves to be dependent upon any single customer, although on an annual basis a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. Our top five customers in each of the years ended December 31, 2010, 2009 and 2008 collectively accounted for approximately 29%, 41% and 43%, respectively, of our total underground mining sales. We believe this relatively high percentage reflects the recent consolidation within the mining industry.

Competitors

Our complete system solutions to the underground mining industry compete with similar products manufactured by one significant competitor. We are now facing increased competition from manufacturers based in low cost regions such as China, Russia, India and Poland. For example, in China there is significant pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. To better compete in these low-cost regions, we have two manufacturing facilities and a joint venture with a local partner in China, and we may consider further expansion in the future. Our other original equipment competitors in other parts of the world are small, regional manufacturers that typically serve the regions where they are located. Competition factors are diverse and include price, lead times, operating costs, machine productivity, technological enhancements, design and performance, reliability, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. Long standing customer relationships are very important to us as well as our competition. These relationships can provide a strong incumbency advantage in retaining business and securing new orders.

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

General

Marketing, Distribution and Sales

Our original equipment and aftermarket parts and services are sold directly by our personnel in the United States and in foreign markets as well as by independent dealership networks and joint venture partners. Sales outside the United States are made through our sales offices located in Australia, Brazil, Canada, Chile, China, France, Germany, India, Indonesia, Lebanon, Mongolia, the Netherlands, Peru, Poland, Russia, South Africa, Ukraine and, in some markets, by our independent sales representatives. We typically require a down payment when an agreement is reached for a new machine and customers generally then make progress payments throughout the construction of the machine. Lead times for our large surface mining machines generally vary from two to nine months, but a dragline’s lead time can be more than two years. Lead times for our large underground mining machines generally approximate nine months, but a roof support system’s lead time may be 12 months. In addition, our long lead time replacement part sales often call for prices in effect at the time of order.

International Operations

We have manufacturing facilities in Australia, China, the Czech Republic, Germany, Mexico, the United Kingdom and the United States and service and sales centers in Australia, Brazil, Canada, Chile, China, India, Indonesia, Peru, Russia, South Africa and the United States. Additionally, we employ direct marketing strategies in these markets as well as developing markets such as Jordan, Mauritania and Turkey. A substantial portion of our sales and operating earnings is attributable to operations located outside the United States.

Original equipment sales in foreign markets are supported by our network of foreign subsidiaries and overseas offices, as well as by independent dealership networks and joint venture partners that directly market our products and provide ongoing services and replacement parts for original equipment installed abroad. We believe that the availability and convenience of the services provided through our network ensure the efficient operation of our original equipment by our customers, promote higher gross margin aftermarket sales of parts and services, and provide us with a local presence to promote original equipment orders.

We sell most of our original equipment, including sales directly to foreign customers, in either United States dollars or euros. We sell most of our aftermarket parts in United States dollars and euros, with limited aftermarket parts sales denominated in the currency of the country in which our products are sold. Both surface mining and underground mining aftermarket services are paid primarily in local currency, with a natural partial currency hedge through payment for local labor in local currency. The value, in United States dollars, of our investments in our foreign subsidiaries and of dividends paid to us by those subsidiaries will be affected by changes in exchange rates. We enter into currency hedges to help mitigate currency exchange risks.

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

Manufacturing

The design, engineering and manufacturing of most of our surface mining original equipment and manufactured aftermarket parts is done in the United States, Germany, Mexico, the United Kingdom and Australia. The manufacturing of our underground mining original equipment and manufactured aftermarket parts is done primarily in Germany and the United States and, to a lesser extent, China, Australia and the Czech Republic. Most longwall mining equipment is manufactured in Germany and most of our room and pillar equipment is manufactured in the United States. In addition, all of our underground mining product lines are supported with sourcing and manufacturing capabilities in China.

Customers

We do not consider ourselves dependent upon any single customer, although on an annual basis, a single customer may account for a meaningful percentage of our sales, particularly original equipment sales. For the year ended December 31, 2010, no one customer accounted for more than 10% of our consolidated sales. For the year ended December 31, 2009, one customer, BHP Billiton, accounted for approximately 14% of our consolidated sales. For the year ended December 31, 2008, no one customer accounted for more than 10% of our consolidated sales.

Backlog

Backlog represents unfilled orders for our products and services. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods of time. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at December 31, 2010 and December 31, 2009, as well as the portion of our backlog which was expected to be recognized within 12 months of these dates, was as follows:

	December 31,
	2010	2009	% Change
	(Dollars in thousands)
Surface Mining:
Total	$1,708,877	$1,062,977	60.8%
Next 12 months	$1,134,105	$641,599	76.8%
Underground Mining:
Total	$997,388	$816,543	22.1%
Next 12 months	$752,424	$616,784	22.0%
Total:
Total	$2,706,265	$1,879,520	44.0%
Next 12 months	$1,886,529	$1,258,383	49.9%

Included in surface mining total and next 12 months backlogs at December 31, 2010 were $698.3 million and $500.2 million, respectively, for Terex Mining.

Patents, Licenses and Franchises

We have numerous United States and foreign patents, patent applications and patent licensing agreements. We do not consider our business to be materially dependent upon any patent, patent application, patent license agreement or group thereof.

Research and Development

Our expenditures for design and development of new products and improvements of existing mining machinery products, including overhead, for the years ended December 31, 2010, 2009 and 2008 totaled $62.5 million, $41.9 million and $36.6 million, respectively. The increase in 2010 was primarily due to the acquisition of Terex Mining as well as further development of our electric mining shovels and draglines. The increase in 2009 was primarily due to product enhancements in all of our product lines.

Employees

At December 31, 2010, we employed approximately 9,800 persons, approximately 6,300 of whom are located outside the United States. At December 31, 2010, approximately 1,000 of our United States employees were unionized and approximately 2,400 of our non-United States employees were unionized. We consider our relationship with our unionized and non-unionized workers to be good. In the United States, our five and one-half year contract with the United Steelworkers of America representing hourly workers at our South Milwaukee, Wisconsin facility expires in April 2013, our three-year contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011 and our five-year contract with the United Steelworkers at our Denison, Texas facility expires in May 2015. Also, one of our subsidiaries is a party to a contract with the United Mine Workers of America and the Association of Bituminous Contractors under which its employees’ employment is governed only if they are working at locations that are operated by the United Mine Workers.

Outside of the United States, all of our employees in Germany are covered by an unlimited contract with Manteltarifvertrag der IG Metall or a trade union agreement with IG Metall (Bezirksleitung Nordrhein-Westfalen), which are equivalent to union agreements in the United

States. Also, our three-year and two-year contracts with the Australian Manufacturers Workers Union representing certain of our hourly workers in Australia expire in July 2013 and March 2012, respectively, our three year contract with the Sindicato de Trabajadores Bucyrus Chile Ltda union representing certain of our hourly workers in Chile expires in 2011, and our one-year contract with Základní odborová organizace Bucyrus Czech Republic, a.s. representing certain of our hourly workers in the Czech Republic expired in December 2010. Agreement on a new one-year contract in the Czech Republic was reached in early 2011.

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

Financial Information

Financial information about our business segments and geographic areas of operation is contained in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA and ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

Risks Related to Our Being Acquired by Caterpillar Inc.

The announcement and pendency of our agreement to be acquired by Caterpillar Inc. may have an adverse impact on our business.

On November 14, 2010, we entered into a merger agreement pursuant to which we will be acquired by Caterpillar Inc. through the merger of us with a subsidiary of Caterpillar Inc. Under the terms of the transaction, our stockholders will receive $92 per share of our common stock, consisting of all cash. The transaction is expected to close in mid-2011. Various events, regulatory factors or other circumstances related to the merger agreement could have an impact on our results of operations, including:

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee;

•	the inability or the failure to satisfy conditions to complete the merger, including regulatory approvals;

•	the failure of the merger to close for any other reason;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	adverse outcomes of pending or threatened litigation or government investigations;

•	diversion of management’s attention from ongoing business concerns;

•	the effect of the announcement of the merger on our business relationships, operating results and business generally;

•	the inability to close the merger in a timely manner;

•	general competitive, economic, political and market conditions and fluctuations;

•	actions taken or conditions imposed by the governmental or regulatory authorities;

•	the impact of competition in the industries and in the specific markets in which we operate; and

•	the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events.

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

Because our customers’ purchasing patterns are affected by a variety of factors beyond our control, our sales and operating results may fluctuate significantly from period to period. Given the large sales prices of some of our equipment, one or a limited number of machines may account for a substantial portion of our sales in any particular quarter or other period. Although we recognize sales on a percentage-of-completion basis for most of our original equipment, the timing of one or a small number of contracts in any particular period may nevertheless affect our operating results. In addition, our sales and gross profit may fluctuate depending upon the sizes and the requirements of the particular contracts we enter into in that period.

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

We produce most of our surface mining original equipment and aftermarket parts at our manufacturing plants in the United States, Germany, Mexico, the United Kingdom and Australia, and most of our underground mining original equipment and aftermarket parts at our manufacturing plants in Germany and the United States and, to a lesser extent, in China, Australia and the Czech Republic. If operations at any of these facilities were to be disrupted as a result of equipment failures, natural disasters, work stoppages, power outages or other reasons, our business, financial position and results of operations could be materially adversely affected. Any of these significant events could require us to make large unanticipated capital expenditures. Interruptions in production could increase our costs and delay our delivery of original equipment and parts in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. All of our facilities are also subject to the risk of catastrophic loss due to fires, explosions or adverse weather conditions. Lost sales or increased costs that we may experience during the disruption of operations may not be recoverable under our insurance policies, and longer-term business disruptions could result in a loss of customers. If this were to occur, our future sales levels, and therefore our future financial position, results of operations and cash flow, could be materially adversely affected.

Our results of operations are dependent on the commodity price of coal and other conditions in the coal markets.

For the year ended December 31, 2010, substantially all of our underground mining sales and approximately 20% of our surface mining original equipment sales were to coal mining customers. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. Government regulation of electric utilities and greenhouse gas emissions may adversely impact the demand for coal to the extent that such regulations cause or require such utilities to select alternative energy sources a source of electric power. If a more economical form of electricity generation is discovered, developed or mandated, or if a current alternative source of energy such as nuclear, wind or solar power becomes more widely accepted or cost effective, or if diminished economic activity reduces demand for steel, the demand for our mining equipment could be adversely affected.

We operate in a highly competitive industry.

Methods of competition in our business are diverse and include price, customer relationships, lead times, operating costs, productivity of equipment, design and performance, technology, reliability, warranty, service, delivery and other commercial factors, as well as government mandates to purchase their mining equipment from local suppliers. In electric mining shovels and draglines, we have a major international competitor and for certain applications our small electric mining shovels may also compete against the biggest diesel hydraulic excavators made by several worldwide manufactures and local and regional competitors, including quasi-governmental competitors. In the hydraulic excavators, drill, and off-highway haul truck markets, we compete with several worldwide manufacturers. In the aftermarket business, we compete with several worldwide manufacturers and numerous independent firms that produce copies of the parts manufactured by us and other original equipment manufacturers. In our underground mining segment, we have a major international competitor for the sale of continuous miners, longwall shearers, powered roof supports, armored face conveyers (“AFC”) and other underground mining equipment, as well as with a number of both established and emerging worldwide manufacturers of such equipment. In China, India. Poland and Russia, we also face competition from regional and domestic equipment manufacturers, including manufacturers owned directly or indirectly by governmental entities. For example, in China there is much pressure to increase domestic purchases for roof supports and to reduce the cost of roof supports which are imported. This circumstance could make it more difficult for us to compete effectively in China for certain products. As those markets and markets in other industrialized countries continue to develop, this competition may increase.

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

Our business is dependent on securing and maintaining customers by promptly delivering reliable and high-performance products. We do not believe we are dependent upon any single customer; however, on an annual basis a single customer may account for a large percentage of our sales, particularly original equipment sales. Our top five surface mining customers in each of the years ended December 31, 2010, 2009 and 2008 collectively accounted for approximately 27%, 50% and 43%, respectively, of our total surface mining sales and our top five underground mining customers collectively accounted for approximately 29%, 41% and 43%, respectively, of our total underground mining sales for the years ended December 31, 2010, 2009 and 2008, respectively. We believe these relatively high percentages reflect the recent consolidation within the mining industry. In addition, key sectors of the mining industry are dominated by a few enterprises, most of which are our customers. The loss of one or more of our significant customers or significantly reduced sales orders from significant customers could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We derive the majority of our sales from foreign markets where we have substantial operations. For the year ended December 31, 2010, we generated $2.9 billion, or approximately 81%, of our sales outside the United States (exports from the United States and sales by our foreign subsidiaries) compared to $1.9 billion, or 71%, for the year ended December 31, 2009. Various political, regulatory or economic factors, or changes in those factors, have the potential to adversely affect our international operations and our financial results. These factors principally include:

•	tariffs and price controls;

•	trade sanctions and embargos;

•	reduction in government subsidies;

•	import or export licensing requirements;

•	economic downturns, civil disturbances or political instability;

•	employment regulations;

•	nationalism;

•	regulations regarding repatriation of earnings;

•	ability to enforce contract and intellectual property rights;

•	availability of credit;

•	natural disasters;

•	national and international conflicts, including terrorist acts;

•	nationalization and expropriation;

•	potentially burdensome taxation; and

•	government corruption.

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

At December 31, 2010, approximately 3,400 of our employees were unionized. Our contract with the United Steelworkers of America representing hourly workers at our South Milwaukee facility expires in April 2013, our contract with the United Steelworkers representing hourly workers at our Pulaski, Virginia facility expires in August 2011, and our contract with the United Steelworkers of America representing hourly workers at our Denison, Texas facility expires in May 2015. Many of the collective bargaining agreements relating to our underground mining non-United States employees may be terminated by either the union or the employer association with a one to three month notice period (although these agreements will remain in full force and effect until a new agreement has been reached). After expiration of these agreements, we are not assured of being able to reach new agreements without a work stoppage or strike, and any new agreements may not be reached on terms satisfactory to us, may be on substantially different terms from our current agreements and may result in increased direct and indirect labor costs. A dispute between our employees and us could divert significant management time and attention and disrupt our operations, and the resulting adverse impact on our relationships with customers could reduce our revenue. Also, a few of our mine site operations and production and other facilities are located in areas of high union concentration or in nations with laws favorable to unionization, and, as a result, such operations and facilities are susceptible to union organizing activity. Additionally, our obligations under underground mining business labor agreements may prevent us from taking actions that we might otherwise deem prudent in connection with the operation of our underground mining business, which could have a material adverse effect on our financial position and results of operations.

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

The acquisition of Terex Mining was financed, in large part, with a $1.0 billion term loan which substantially increased our debt service obligations. As a result, we may have less cash flow available for business operations, we could become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, and our ability to obtain future financing may be limited.

We entered into an amendment to our then existing credit agreement to provide for an additional new secured term loan of $1.0 billion and $167.5 million of revolving credit facilities to fund the cash portion of the purchase price for Terex Mining and to support our future working capital needs and capital expenditure plan.

Our ability to make required payments of principal and interest on our debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our amended credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

Our customers’ inability to obtain loan guarantees or other credit enhancements or financing from the Export-Import Bank of the United States, Hermes of Germany or other sources to support their purchase of our equipment could adversely impact our results of operations.

Many of our targeted customers operate in developing countries and markets. Some of our customers in these countries and markets may rely on loan guarantees, credit enhancements or other sources of financing to support their purchase orders for our equipment, including through the Export-Import Bank of the United States or Hermes of Germany. If these customers are unable to receive such loan guarantees, credit enhancements or financing from the Export-Import Bank, Hermes or other sources, or if they experience significant delays in the receipt of or are subjected to significant or burdensome terms and conditions in obtaining such loan guarantees, credit enhancements or financing, then they may place their equipment orders with other manufacturers, including foreign manufacturers. As a consequence, our results of operations could be materially adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies like ours to review and make certain disclosures regarding their internal controls over financial reporting. We are also required to maintain certain disclosure controls and procedures and to take certain other actions and implement certain other practices and procedures, in order to remain compliant with other sections of the Sarbanes-Oxley Act of 2002, as well as other rules and regulations of the SEC applicable to us. In the past, we have undertaken efforts, at substantial cost, to become compliant with these rules and regulations, including the documentation, testing and review of our internal controls over financial reporting under the direction of senior management and the implementation of a system of disclosure controls and procedures. We have not completed our testing and review of the internal controls over financial reporting currently maintained by Terex Mining and, as a result, do not know whether such internal controls are sufficient to allow us to identify significant deficiencies and material weaknesses in their design or operation which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information and/or detect fraud. If Terex Mining’s internal controls over financial reporting are not adequate or in conformity with the requirements of the Sarbanes-Oxley Act of 2002, we may be required to use significant financial and managerial resources to implement a compliant system or to disclose significant deficiencies or material weaknesses, which may subject us to penalties and other enforcement actions. Nevertheless, we have commenced this analytical process. We may also be required to use significant financial and managerial resources to implement a system of disclosure controls and procedures at Terex Mining to ensure that material information relating to Terex Mining is made known to us in a timely fashion. These actions may have a material adverse effect on our financial position and results of operations.

We have entered a new line of business and new geographic markets in which certain of our competitors have substantially more experience than we do.

Through the acquisition of Terex Mining, we have entered the market for the production, sale and service of original equipment and spare parts for additional equipment lines primarily used in surface mining including hydraulic shovels, off-highway haul trucks, highwall miners, hydraulic track drills and consumables. There can be no assurance that the business strategies applicable to our operations with respect to surface or underground mining, or the manner in which we have implemented those strategies, will be effective in the additional product lines or geographic markets, or that we will be able to develop and implement alternative successful strategies, including strategies used to increase aftermarket sales and services. If we are unable to effectively manage the acquired operations or compete against our competitors who are more established in their respective product lines, our operating results could be materially adversely affected.

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

A substantial portion of our United States employees participate in our defined benefit pension plans. At December 31, 2010, our unfunded pension liability for these plans totaled $14.0 million compared to $13.8 million at December 31, 2009. Declines in interest rates or the market values of the securities held by the plans, or other adverse changes, could materially increase the underfunded status of these plans and affect the level and timing of required cash contributions in 2010 and after. In addition, at December 31, 2010, we had $129.7 million in unfunded pension liabilities with respect to pension plans for certain non-United States employees, with minimal assets set aside to fund such obligations, compared to $119.0 million at December 31, 2009. Declines in interest rates or other adverse changes could materially increase the underfunded status of these plans.

Our mining production capacity may not be sufficient to meet customer demand.

Our backlog of firm orders was $2.7 billion at December 31, 2010. Production capacity at all of our manufacturing locations may not be sufficient to satisfy customer demand for our surface mining products from time to time. If we are unable to commit to producing products for customers within the timeframes they require, then these customers may seek to procure equipment from other sources to meet their project deadlines, which could adversely affect our future sales levels, profitability and cash flow.

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

We purchase most of our alternating current (“AC”) drives and certain electrical parts for our surface mining equipment pursuant to a 10-year agreement, which ends in February 2016, with Siemens Energy & Automation (“Siemens”). Delays, disruptions or other difficulties procuring parts from Siemens, or our inability to obtain parts from Siemens altogether could have a material adverse effect on our business and results of operations. We currently purchase motors, an important component of our room and pillar equipment, from one supplier. The loss of this supplier could cause a delay in manufacturing due to the time required to have motors of a new supplier approved and certified by the Mine Safety and Health Administration and other similar approval agencies around the world. The loss of this supplier could also result in a possible loss of sales, which could have a material adverse effect on our business and results of operations. We purchase components for our roof supports from three primary suppliers pursuant to written agreements. The loss of any of these three primary suppliers, or delays, disruptions or other difficulties procuring parts from these suppliers or from related raw material sources, could have a material adverse effect on our ability to timely produce our roof supports and other underground mining original equipment and, ultimately, could have a material adverse effect on our business and results of operations. We also purchase track links, castings and forgings from suppliers with whom we have longstanding relationships. Although these are not sole source suppliers, the loss of these suppliers could affect our ability to maintain costs.

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

South Milwaukee and Milwaukee, Wisconsin. Our South Milwaukee facility is located on approximately 66 acres of land and comprises several buildings totaling approximately 1,100,000 square feet of floor space, including approximately 852,000 square feet for manufacturing and manufacturing support. A portion of this facility houses our corporate headquarters and surface mining research and development facilities. The major buildings at this facility are constructed principally of structural steel, concrete and brick and have sprinkler systems and other devices for protection against fire. The buildings and equipment therein, which include specialized machine tools and equipment for fabrication, welding and assembly of our surface mining machinery, including draglines, electric mining shovels and rotary blasthole drills, are well-maintained, in good condition and in regular use. We lease the majority of the land and buildings at our South Milwaukee facility. The term of the lease is 20 years through 2021 with the option to renew the lease for up to five five-year terms at our option. Annual rent under the lease is $1.1 million through 2016. The lease is a net lease under which we are responsible for associated taxes, utilities and insurance. We continue to own the remainder of the land and buildings at our South Milwaukee facility.

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

Dortmund, Germany. This facility is located on approximately 20 acres of land and comprises a manufacturing plant, warehouse and office building. The facility totals approximately 628,000 square feet of floor space, including approximately 285,000 square feet for manufacturing, approximately 323,000 square feet for warehousing and approximately 20,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of hydraulic excavators, are well maintained, in good condition and in regular use. The lease for this facility expires in 2013.

Denison, Texas. This facility is located on approximately 120 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 244,000 square feet of floor space, including approximately 183,000 square feet for manufacturing, approximately 28,000 square feet for warehousing and approximately 33,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of rotary blasthole and hydraulic track drills, are well maintained, in good condition and in regular use We own this facility.

Acuna, Mexico. This facility is located on approximately 13 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 275,000 square feet of floor space, including approximately 197,000 square feet for manufacturing, approximately 65,000 square feet for warehousing and approximately 13,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of off-highway trucks, are well maintained, in good condition and in regular use. We own this facility.

Beckley, West Virginia. This facility is located on approximately 18 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 108,000 square feet of floor space, including approximately 55,000 square feet for manufacturing, approximately 38,000 square feet for warehousing and approximately 15,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of highwall miners, are well maintained, in good condition and in regular use. We own this facility.

Halifax, United Kingdom. This facility is located on approximately three acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 79,000 square feet of usable floor space, including approximately 59,000 square feet for manufacturing, approximately 10,000 square feet for warehousing and approximately 10,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel and concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of aftermarket parts, are well maintained, in good condition and in regular use. The lease for this facility expires in April 2011. We intend to extend the lease for a 12 month period with an option to extend for a further 12 months.

Perth, Australia. This facility is located on approximately 10 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 140,000 square feet of floor space, including approximately 85,000 square feet for manufacturing, approximately 32,000 square feet for warehousing and approximately 23,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, jigs and testing equipment for part repairs (e.g., gear boxes, wheel motors, cylinders, etc.), are well maintained, in good condition and in regular use. The lease for this facility expires in 2019.

Our principal underground mining manufacturing operations are located in Lünen, Germany, Houston, Pennsylvania, Pulaski, Virginia, Hillsville, Virginia and Ostrava, Czech Republic.

Lünen, Germany. This facility is located on approximately 54 acres of land and comprises a manufacturing plant and an office building totaling approximately 983,000 square feet of floor space, including approximately 753,000 square feet for manufacturing, approximately 213,000 square feet for manufacturing support and approximately 17,000 square feet for research and development. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools and equipment for the manufacture, assembly, welding, drilling, blasting, testing and transportation of our underground mining machinery, including longwalls, shearers and AFC plows, are well-maintained, in good condition and in regular use. We own this facility.

Houston, Pennsylvania. This facility is located on approximately 35 acres of land and comprises of a manufacturing plant and a three story office building. The manufacturing plant is one building totaling approximately 200,000 square feet of floor space, including approximately 132,000 square feet for manufacturing and approximately 68,000 square feet for manufacturing support and offices. The office building totals approximately 40,000 square feet of floor space. The manufacturing building at this facility is constructed principally of structural steel with outer walls of concrete block and sheet metal cladding. The office building is mainly constructed of concrete and exterior glass. The manufacturing building and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for the manufacture, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own this facility.

Pulaski, Virginia. This facility is located on approximately 17 acres of land including 14 acres for a manufacturing building and three acres for a warehouse. The building totals approximately 145,000 square feet of floor space, including approximately 126,000 square feet for manufacturing and approximately 19,000 square feet for manufacturing support and offices. The warehouse totals approximately 38,000 square feet of floor space for manufacturing support. Both buildings are constructed principally of structural steel framing with outer walls of concrete block and sheet metal cladding. The buildings and equipment therein, which include specialized machine tools, racking, forklifts, lift trucks, various sized cranes, and equipment for the manufacture, welding and assembly of our underground mining machinery, including longwall mining, room and pillar mining, and belt systems equipment are well-maintained, in good condition and in regular use. We own the manufacturing location. The warehouse location is leased through August 2011. We intend to renew the lease in 2011.

Hillsville, Virginia. This facility is located on approximately 14.5 acres of land and comprises a manufacturing plant, warehouse and office building totaling approximately 66,000 square feet of floor space, including approximately 54,000 square feet for manufacturing, approximately 11,000 square feet for warehousing and approximately 1,000 square feet for offices. The manufacturing building is constructed principally of structural steel. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for the manufacture of conveyor pulleys for our belt systems. We own this facility.

Ostrava, Czech Republic. This facility is located on approximately 48 acres of land and comprises a manufacturing plant and office building totaling approximately 493,000 square feet of floor space, including approximately 442,000 square feet for manufacturing and approximately 51,000 square feet for offices. The manufacturing building at this facility is constructed principally of structural steel, concrete and brick. The manufacturing building and equipment therein, which includes machines, machine tools, and equipment for primarily for the manufacture of longwall systems and aftermarket parts, are well maintained, in good condition and in regular use. We own this facility.

Other Facilities. Bucyrus Canada Limited, a wholly owned surface mining subsidiary, owns a facility in Edmonton, Alberta, Canada. We own or lease administrative and sales offices in Australia, Brazil, Canada, Chile, China, France, India, Indonesia, Lebanon, Mongolia, the Netherlands, Peru, Poland, Russia, South Africa, Ukraine and the United States and have repair facilities in the United States, Australia, Brazil, Canada, Chile and South Africa.

All of our domestic assets, as defined in our credit agreement, are pledged as collateral under our credit agreement.

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

Suits Alleging Exposure to Asbestos and Other Substances

We have been named as a co-defendant in numerous personal injury liability cases alleging damages due to exposure to asbestos and other substances. These cases are pending in courts in various states. In most of these cases, insurance carriers have accepted or are expected to accept defense. These cases are in various pre-trial stages. We do not believe that costs and/or final resolution of these claims will individually or in the aggregate have a material effect on our financial position, results of operations or cash flows, although no assurance to that effect can be given.

Other

In August 2010, we received letters from the U.S. Department of Justice and from the U.S. Securities and Exchange Commission (“SEC”) requesting certain documents and information and notifying us that the SEC is conducting a non-public, fact-finding inquiry of us. We are cooperating fully with this inquiry.

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

Litigation Relating to the Proposed Merger With Caterpillar Inc.

Between November 16, 2010 and December 30, 2010, six putative class actions – five in Wisconsin Circuit Court and one in Delaware Chancery Court – were filed concerning the proposed merger between Badger Merger Sub., a wholly owned subsidiary of Caterpillar Inc., and us.

On November 16, 2010, a lawsuit was filed against us and each of our directors, Caterpillar Inc., and Badger Merger Sub. The case is captioned Evelyn Greenberg, et al. v. Bucyrus International, Inc., et al. Wisconsin Circuit Court, Milwaukee County, Case No. 10CV19342. The lawsuit was filed by a person claiming she is a stockholder of ours and purporting to act on behalf of herself and a class of other similarly situated stockholders. Two other putative class actions were filed on the same date against the same defendants in the same court in Wisconsin; another putative class action was also filed in the same court on November 19, 2010. These cases have been removed to the United States District Court for the Eastern District of Wisconsin and are captioned Evelyn Greenberg, et al. v. Bucyrus International, Inc., et al., Case No. 10-CV-1103-CNC; Daniel Himmel, et al. v. Bucyrus International, Inc., et al., Case No. 10-CV-1104-CNC; Thomas Turberg, et al. v. Bucyrus International, Inc., et al., Case No. 10-CV-1105-CNC; and City of Sterling Heights Police & Fire Retirement System, et al. v. Bucyrus International, Inc., et al., Case No. 10-CV-1106-CNC. On December 30, 2010, a lawsuit was filed against us and each of our directors, Caterpillar Inc., and Badger Merger Sub Inc., in the United States District Court for the Eastern District of Wisconsin and is captioned Edmund J. Impens, et al. v. Sullivan, et. al., Case No. 10-CV-1179-CNC.

In addition, on November 17, 2010, a putative class action was filed in Delaware Chancery Court, captioned Margaret C. Richardson, et al. v. Bucyrus International, Inc., et al., Case No. 5998, against us and each of our directors and Caterpillar Inc.

In each of the actions, the plaintiffs allege that, by approving the merger agreement, our directors allegedly violated a fiduciary duty owed to our stockholders because the price to be paid pursuant to the merger agreement is allegedly inadequate and the process through which it was obtained was allegedly unfair. The plaintiffs further allege that Caterpillar Inc. aided and abetted such alleged violations. Plaintiffs allege that the class has and will be damaged by these breaches of duty, and that the class is entitled to an injunction preventing the consummation of the merger, monetary damages and attorneys’ fees.

On December 14, 2010, the plaintiffs in the Greenberg and Turberg actions amended their complaints, restating their claims of breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. They also added claims that we and the individual defendants violated Sections 14(a) and 14(e) of the Securities Exchange Act by allegedly issuing a misleading proxy statement, and that the individual defendants had “controlling person” liability under Section 20(a) of the Securities Exchange Act with respect to the proxy statement. On December 28, 2010, we filed motions to dismiss arguing that plaintiffs have failed to state a claim. A briefing schedule has been set.

On December 20, 2010, the plaintiffs in the City of Sterling Heights action amended their complaint, adding claims that the individual defendants and Caterpillar, Inc. violated Sections 14(a) and 20(a) of the Securities Exchange Act. On January 3, 2011, we filed a motion to dismiss asserting that plaintiffs have failed to state a claim. A briefing schedule has been set.

On December 21, 2010, the plaintiffs in Himmel, filed a motion for remand to state court instead of filing an amended complaint. A briefing schedule has been set.

Our directors and us, Caterpillar Inc. and Badger Merger Sub believe the actions are without merit and intend to defend them vigorously.

EXECUTIVE OFFICERS

The following table sets forth the names and ages, as of February 23, 2011, of our executive officers, as well as the positions and offices held by those persons.

Name	Age	Position

Timothy W. Sullivan	57	President, Chief Executive Officer and Director
William S. Tate	60	Executive Vice President
Luis de Leon	45	Chief Operating Officer
Craig R. Mackus	58	Chief Financial Officer and Secretary
John F. Bosbous	58	Treasurer

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Stock Market under the symbol “BUCY”. As of February 23, 2011, there were 50 stockholders of record. The following table sets forth the high and low sales prices and dividend payments for our stock for the periods indicated.

	Price		Dividends
	High	Low
2010
First Quarter	$71.30	$47.81	$.0250
Second Quarter	$74.16	$45.04	$.0250
Third Quarter	$72.50	$46.12	$.0250
Fourth Quarter	$90.21	$64.84	$.0250

2009
First Quarter	$23.46	$10.62	$.0250
Second Quarter	$34.34	$14.44	$.0250
Third Quarter	$37.70	$23.62	$.0250
Fourth Quarter	$59.95	$31.78	$.0250

2008
First Quarter	$57.00	$33.66	$.0250
Second Quarter	$79.50	$49.33	$.0250
Third Quarter	$75.99	$36.53	$.0250
Fourth Quarter	$44.50	$13.66	$.0250

We effected a two-for-one split of our common stock on May 27, 2008. Our common stock began trading on a split-adjusted basis on May 28, 2008. The above per share data has been adjusted to reflect this stock split.

We made no purchases of our common stock in the fourth quarter of 2010.

Information about our equity compensation plans at December 31, 2010 was as follows:

Plan category	Number of shares to be issued upon the exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)

Equity compensation plans approved by stockholders:

1998 Management Stock Option Plan	—		—	492,000

Omnibus Incentive Plan 2007	928,672	(1)	$28.17	2,996,978	(2)

Equity compensation plans not approved by stockholders	—		—	—

Total	928,672		—	3,488,978

(1)	Represents the number of shares of our Common Stock issuable upon the exercise of 1,471,347 outstanding stock appreciation rights (“SARs”) calculated using the $89.40 closing price of our common stock on December 31, 2010.
(2)	SARs reduce the number of shares remaining available for future issuance on a one-for-one basis.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated herein by reference from our 2010 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated herein by reference from our 2010 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated herein by reference from our 2010 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated herein by reference from our 2010 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management has excluded the Terex Mining business from its assessment of internal control over financial reporting as of December 31, 2010 because we acquired Terex Mining during 2010. The total assets and total revenues of the Terex Mining business represented approximately 39% and 28%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2010.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the attestation report of Deloitte & Touche LLP as required by Item 9A are incorporated herein by reference from our 2010 Annual Report to Stockholders.

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

The information required by Item 12 is incorporated herein by reference from the STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT section of our Proxy Statement. The tabular information regarding our equity compensation plans is contained in Part II, ITEM 5 of this Report and is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are incorporated herein by reference from this Annual Report on Form 10-K and our 2010 Annual Report to Stockholders:
			Form 10-K	Annual Report to Stockholders
	1.	FINANCIAL STATEMENTS
		Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008		X
		Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008		X
		Consolidated Balance Sheets as of December 31, 2010 and 2009		X
		Consolidated Statements of Common Stockholders’ Investment for the years ended December 31, 2010, 2009 and 2008		X
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008		X
		Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008		X
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP		X
	2.	FINANCIAL STATEMENT SCHEDULE
		Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	X
		Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2010, 2009 and 2008	X
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bucyrus International, Inc.:

We have audited the consolidated financial statements of Bucyrus International, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our report thereon dated March 1, 2011; such consolidated financial statements and report are included in your 2010 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin

March 1, 2011

Bucyrus International, Inc.

Schedule II – Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Charges (Credits) to Costs and Expenses	(Charges) Credits to Reserves (1)	Balance at End of Period
	(Dollars in thousands)
Allowances for possible losses on notes and accounts receivable:
Year ended December 31, 2010	$7,144	($2,724)	$434	$4,854
Year ended December 31, 2009	$8,413	($1,021)	($248)	$7,144
Year ended December 31, 2008	$8,146	$1,243	($976)	$8,413

(1)	Includes the effect of changes in foreign currency exchange rates and balances acquired in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUCYRUS INTERNATIONAL, INC. (Registrant)
By	/s/ Timothy W. Sullivan	March 1, 2011
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

Signature and Title	Date

/s/ Michelle L. Collins Michelle L. Collins, Director	March 1, 2011

/s/ Paul W. Jones Paul W. Jones, Director	March 1, 2011

/s/ Deepak T. Kapur Deepak T. Kapur, Director	March 1, 2011

/s/ Gene E. Little Gene E. Little, Director	March 1, 2011

/s/ Robert K. Ortberg Robert K. Ortberg, Director	March 1, 2011

/s/ Robert L. Purdum Robert L. Purdum, Director	March 1, 2011

/s/ Theodore C. Rogers Theodore C. Rogers, Director and Chairman	March 1, 2011

/s/ Robert C. Scharp Robert C. Scharp, Director	March 1, 2011

/s/ Timothy W. Sullivan Timothy W. Sullivan, Director and Chief Executive Officer	March 1, 2011

/s/ Craig R. Mackus Craig R. Mackus, Chief Financial Officer and Secretary (Principal Financial Officer)	March 1, 2011

/s/ Mark J. Knapp Mark J. Knapp, Corporate Controller (Principal Accounting Officer)	March 1, 2011

BUCYRUS INTERNATIONAL, INC.

EXHIBIT INDEX TO

2010 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated November 14, 2010, among Bucyrus International, Inc., Caterpillar Inc. and Badger Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 17, 2010).

2.2	Asset and Stock Purchase Agreement, dated as of December 20, 2009, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 22, 2010).

2.3	Equity Agreement, dated as of January 15, 2010, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 2.1.1 to the Company’s Form 8-K filed February 22, 2010.

3.1	Restated Certificate of Incorporation, dated April 30, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 30, 2008).

3.2	Amended and Restated Bylaws, as amended through April 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 30, 2008).

3.3	Certificate of Designations of the Board of Directors establishing the Series and fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 6, 2007).

4.1	Amended and Restated Credit Agreement, dated as of May 25, 2007, by and among Bucyrus International, Inc. as Borrower, certain subsidiaries of Borrower, as foreign borrowers, the several lenders from time to time parties thereto, Lehman Brothers, Inc. as Sole Lead Arranger and Sole Bookrunner, JPMorgan Chase Bank, N.A. and LaSalle Bank National Association as syndication Agents, National City Bank and M&I Marshall & Ilsley Bank as documentation agents, and JPMorgan Chase Bank, N.A. or related entity as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 6, 2007).

4.2	First Amendment dated August 7, 2007 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended September 30, 2007).

4.3	Rights Agreement, dated as of August 2, 2007, between Bucyrus International, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 6, 2007 (Commission File No. 0-50858)).

4.4	Second Amendment dated December 19, 2008 to Amended and Restated Credit Agreement, dated as of May 25, 2007 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the year ended December 31, 2008)

4.5	Third Amendment to Amended and Restated Credit Agreement and Incremental Amendment dated as of February 17, 2010 among Bucyrus International, Inc., each foreign borrower, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, J.P. Morgan Europe Limited as German agent for the lenders, each swing line lender and each issuing lender (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed February 22, 2010).

4.6	Stockholder Agreement, dated as of February 19, 2010, between Bucyrus International, Inc. and Terex Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed February 22, 2010.

10.1*	Bucyrus International, Inc. Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K for the year ended December 31, 2007).

10.2*	Bucyrus International, Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.3*	Bucyrus International, Inc. Supplemental Executive Retirement Plan effective October 20, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed October 24, 2006).

10.4*	Bucyrus International, Inc. Executive Deferred Compensation Plan, as amended and restated effective February 1, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2009).

10.5*	Bucyrus International, Inc. 1998 Management Stock Option Plan as adjusted to reflect the May 2008 stock split (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.6*	Bucyrus International, Inc. Amended and Restated 2004 Equity Incentive Plan effective October 18, 2006 (incorporated by reference to Exhibit 10.8 to Company’s Form 8-K, filed October 24, 2006).

10.7*	Form of Performance Share Award Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K, filed October 24, 2006).

10.8*	Form of Stock Appreciation Rights Agreement under Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K, filed October 24, 2006).

10.9*	Omnibus Incentive Plan 2007, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 2008).

10.10*	Form of 2007 Stock Appreciation Rights Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 22, 2007).

10.11*	Form of 2007 Restricted Share Award Agreement under Amended and Restated Omnibus Incentive Plan 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 22, 2007).

10.12*	Bucyrus International, Inc. Non-Employee Directors Stock Fee Guidelines under Omnibus Incentive Plan 2007 effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2007).

10.13*	Amended and Restated Letter Agreement between the Company and Timothy W. Sullivan dated July 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-Q for the quarter ended June 30, 2004).

10.14*	Amendment dated February 15, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on February 22, 2007).

10.15*	Amendment No. 2 dated December 31, 2007 to Letter Agreement, dated July 27, 2004, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2007).

10.16*	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and Timothy W. Sullivan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 1, 2010).

10.17*	Employment Agreement between the Company and Craig R. Mackus, dated as of May 21, 1997 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-Q for the quarter ended June 30, 1997).

10.18*	Amendment dated February 15, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on February 22, 2007).

10.19*	Amendment No. 2 dated December 14, 2007 to Employment Agreement, dated May 21, 1997, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2007).

10.20*	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and Craig R. Mackus (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed March 1, 2010).

10.21*	Employment offer letter, dated August 8, 2007, from the Company to William S. Tate (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 14, 2007).

10.22*	Noncompetition, Confidentiality and Intellectual Property Agreement of William S. Tate dated August 8, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on August 14, 2007).

10.23*	Amendment No. 1 dated December 31, 2007 to Letter Agreement dated August 8, 2007, by and between the Company and William S. Tate (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2007).

10.24*	Noncompetition, Confidentiality and Intellectual Property Agreement of Luis de Leon dated August 8, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on August 14, 2007).

10.25*	Key Executive Employment and Severance Agreement, effective February 24, 2010 by and between the Company and Luis de Leon (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed March 1, 2010).1

10.26*	Severance Agreement between Kenneth W. Krueger and Bucyrus International, Inc. dated September 3, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2009).

10.27*	Key Executive Employment and Severance Agreement, effective February 24, 2010, by and between the Company and John F. Bosbous (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 1, 2010).

10.28	Agreement to Purchase and Sell Industrial Property between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated October 25, 2001 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for year ended December 31, 2001).

10.29	Industrial Lease Agreement between the Company and OLP JV Milwaukee LLC (as successor to InSite South Milwaukee, L.L.C.), dated January 4, 2002 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for year ended December 31, 2001).

13	Portions of the 2010 Annual Report to Stockholders.

21	Subsidiaries of Registrant.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Balance Sheets at December 31, 2010 and 2009, (iv) the Consolidated Statements of Common Stockholders’ Investment at December 31, 2010, 2009 and 2008, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (vi) the Notes to Consolidated Financial Statements.