Form 10-Q
period 2011-03-31
BUCYRUS INTERNATIONAL INC
filed 2011-05-10
CIK 740761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2011
Common Stock, $.01 par value	81,454,916

Bucyrus International, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Bucyrus International, Inc.

Consolidated Condensed Statements of Earnings (Unaudited)

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands, except per share amounts)

Sales	$909,671	$607,525
Costs of products sold	650,018	432,243

Gross profit	259,653	175,282

Selling, general and administrative expenses	115,131	87,134
Research and development expenses	23,814	13,243
Amortization of intangible assets	11,550	8,990

Operating earnings	109,158	65,915
Interest income	(2,062)	(1,349)
Interest expense	19,743	11,059
Other expense	2,453	1,835

Earnings before income taxes	89,024	54,370
Income tax expense	32,690	19,356

Net earnings	$56,334	$35,014

Net earnings per share data
Basic:
Net earnings per share	$0.70	$0.45
Weighted average shares	80,923,776	77,299,009

Diluted:
Net earnings per share	$0.69	$0.45
Weighted average shares	82,125,915	78,661,173

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of

Comprehensive Income (Unaudited)

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Net earnings	$56,334	$35,014

Other comprehensive income (loss):
Currency translation adjustments	51,081	(21,706)
Change in pension and postretirement benefit unrecognized costs, net of income tax expense (benefit) of $598 and ($221), respectively	1,271	(2,356)
Derivative fair value changes, net of income tax expense (benefit) of $2,721 and ($3,828), respectively	5,301	(3,341)

Other comprehensive income (loss)	57,653	(27,403)

Comprehensive income	$113,987	$7,611

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited)

	March 31, 2011	December 31, 2010
	(Dollars in thousands, except per share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$484,371	$473,741
Receivables – net	880,066	918,828
Inventories	1,334,235	1,129,484
Deferred income taxes	75,940	80,358
Prepaid expenses and other	78,000	61,856

Total Current Assets	2,852,612	2,664,267

OTHER ASSETS:
Goodwill	949,007	927,882
Intangible assets – net	666,419	679,131
Other assets	133,169	122,397

Total Other Assets	1,748,595	1,729,410

PROPERTY, PLANT AND EQUIPMENT:
Cost	852,867	818,139
Less accumulated depreciation	(207,533)	(191,988)

Total Property, Plant and Equipment	645,334	626,151

TOTAL ASSETS	$5,246,541	$5,019,828

Bucyrus International, Inc.

Consolidated Condensed Balance Sheets (Unaudited) (Continued)

	March 31, 2011	December 31, 2010
	(Dollars in thousands, except per share amounts)
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Accounts payable	$382,144	$417,505
Accrued expenses	260,149	328,955
Liabilities to customers on uncompleted contracts and warranties	467,183	322,051
Income taxes	89,969	46,386
Current maturities of long-term debt and short-term obligations	37,553	28,113

Total Current Liabilities	1,236,998	1,143,010

LONG-TERM LIABILITIES:
Deferred income taxes	95,126	92,350
Pension and other	271,350	258,010

Total Long-Term Liabilities	366,476	350,360

LONG-TERM DEBT, less current maturities	1,490,038	1,487,344

COMMON STOCKHOLDERS’ INVESTMENT:
Common stock – par value $0.01 per share, authorized 200,000,000 shares, issued 81,667,154 shares and 81,303,881 shares, respectively	817	813
Additional paid-in capital	1,055,902	1,053,942
Treasury stock – 217,200 shares	(851)	(851)
Accumulated earnings	1,035,462	981,164
Accumulated other comprehensive income	61,699	4,046

Total Common Stockholders’ Investment	2,153,029	2,039,114

TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$5,246,541	$5,019,828

See notes to consolidated condensed financial statements.

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Net Cash Provided By Operating Activities	$24,604	$190,488

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(23,682)	(9,064)
Proceeds from disposal of property, plant and equipment	41	2,631
Purchases of investments	(950)	(743)
Proceeds from sale of investments	518	2,536
Acquisitions, including acquisition of Terex Mining	—	(1,004,143)
Other	(475)	(1,593)

Net cash used in investing activities	(24,548)	(1,010,376)

Cash Flows From Financing Activities
Borrowings from revolving credit facilities	—	205,900
Repayments of revolving credit facilities	—	(205,900)
Proceeds from term loan facility	—	1,000,000
Repayments of term loan facility	(320)	(1,269)
Proceeds from other long-term debt and other bank borrowings	11,423	1,465
Repayments of other long-term debt and other bank borrowings	(2,459)	(1,627)
Dividends paid	(2,034)	(2,026)
Payment of financing costs	—	(35,226)
Other	(8)	(35)

Net cash provided by financing activities	6,602	961,282

Effect of exchange rate changes on cash	3,972	(545)

Net increase in cash and cash equivalents	10,630	140,849
Cash and cash equivalents at beginning of period	473,741	101,084

Cash and cash equivalents at end of period	$484,371	$241,933

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$22,317	$9,219
Income taxes – net of refunds	$18,260	$12,565

Supplemental Disclosure of Non-Cash Investing Activities
Capital expenditures included in accounts payable	$10,338	$390

Bucyrus International, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities

On February 19, 2010, the Company completed its acquisition of Terex Corporation’s mining equipment business (“Terex Mining”). In conjunction with the acquisition, preliminary liabilities were assumed as follows:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Fair value of assets acquired	$—	$1,694,589
Cash consideration	—	(1,048,525)
Consideration paid in the form of the Company’s common shares, based on the February 19, 2010 per share closing price of $62.64	—	(363,922)

Liabilities assumed	$—	$282,142

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

Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

3. Derivative Financial Instruments

The Company enters into certain derivative financial instruments to mitigate foreign exchange rate risk of specific foreign currency denominated transactions and manage and preserve the economic value of cash flows in non-functional currencies. The Company also enters into certain derivative financial instruments to mitigate interest rate risk. The Company has designated several of these contracts as cash flow hedges. The Company does not use derivative financial instruments for trading or other speculative purposes.

The contractual amounts of the Company’s outstanding foreign currency forward contracts not designated as cash flow hedges, by currency, were as follows:

	March 31, 2011		December 31, 2010
	Buy	Sell	Buy	Sell
	(Dollars in thousands)

United States dollar	$1,915	$17,296	$2,703	$17,422
Australian dollar	11,954	157,961	1,838	136,003
Brazilian real	—	7,835	—	7,787
British pounds sterling	2,204	190	1,759	636
Canadian dollar	7,376	56,678	—	46,143
Chilean peso	—	—	2,014	—
Czech koruna	163	—	195	—
Euro	15,919	15,202	48,296	48,204
Indian rupee	—	2,461	—	2,128
Mexican peso	2,345	—	2,252	—
Peruvian sol	—	—	1,001	3,737
Russian ruble	—	7,654	—	6,248

	$41,876	$265,277	$60,058	$268,308

The contractual amounts of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges, by currency, were as follows:

	March 31, 2011		December 31, 2010
	Buy	Sell	Buy	Sell
	(Dollars in thousands)

United States dollar	$14,765	$56,768	$10,477	$65,335
Australian dollar	26,294	2,999	28,775	1,119
British pounds sterling	15,569	2,352	14,927	58
Canadian dollar	—	15,899	—	42,218
Czech koruna	—	—	1,508	—
Euro	25,206	383	27,764	307
Russian ruble	—	4,145	—	7,796

	$81,834	$82,546	$83,451	$116,833

Based upon March 31, 2011 exchange rates, all of the Company’s outstanding contracts were recorded at fair value.

The Company conducts its business on a multinational basis in a wide variety of foreign currencies and hedges foreign currency exposures arising from various receivables, liabilities and expected inventory purchases. Derivative instruments that are utilized to hedge the foreign currency risk associated with anticipated inventory purchases and cash collection of accounts receivable in foreign currencies are designated as cash flow hedges. Gains and losses on these instruments, to the extent that they have been effective, are deferred in accumulated other comprehensive income (loss) and recognized in earnings when the related inventory is sold or the accounts receivable is recorded. The ineffectiveness related to these hedge instruments that was recognized in the Consolidated Condensed Statements of Earnings consisted of losses of $0.1 million and $0.5 million for the quarters ended March 31, 2011 and 2010, respectively. The maturity of these instruments generally does not exceed 24 months. Accumulated other comprehensive income, net of tax, related to foreign currency forward contracts was $1.0 million at March 31, 2011, compared to a net loss of $0.8 million at December 31, 2010. The Company estimates that $1.2 million of income included in the $1.0 million of net accumulated other comprehensive income will be reclassified into earnings over the next 12 months.

To manage a portion of its exposure to changes in LIBOR-based interest rates on its variable rate debt, the Company has entered into interest rate swap agreements to effectively fix the interest payments on $749.1 million ($650.0 million plus €70.0 million) of its term loan. All of the swaps in place at March 31, 2011 have been designated as cash flow hedges of LIBOR-based interest payments. The effective portion of the change in fair value of the derivatives is recorded in accumulated other comprehensive income (loss), while any ineffective portion is recorded as an adjustment to interest expense. The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense. Interest rate swaps in place at March 31, 2011 were as follows:

Amount	Interest Rate (1)	Maturity Date
(Dollars in thousands)

$50,000	2.175%	January 30, 2012
50,000	2.40%	January 28, 2013
25,000	2.22%	February 19, 2013
25,000	2.25%	February 19, 2013
25,000	2.29%	May 20, 2013
25,000	2.41%	August 19, 2013
25,000	2.45%	November 19, 2013
50,000	2.5975%	January 28, 2014
25,000	2.58%	February 19, 2014
25,000	2.21%	April 1, 2014
50,000	2.99%	May 4, 2014
100,000	2.99%	May 4, 2014
50,000	2.99%	May 6, 2014
25,000	2.63%	May 19, 2014
25,000	2.7425%	August 19, 2014
25,000	2.82%	November 19, 2014
25,000	2.845%	February 19, 2015
25,000	2.97%	May 19, 2015
21,234	1.96%	March 30, 2012 (2)
14,156	2.28%	March 28, 2013 (2)
35,389	2.518%	March 31, 2014 (2)
21,234	2.49%	March 31, 2014 (2)
7,078	2.49%	April 1, 2014 (2)

$749,091

(1)	Excludes applicable spread of 1.50% to 3.00%.
(2)	This interest rate swap is denominated in euros.

The Company recognized interest expense of $3.4 million and $0.5 million for the quarters ended March 31, 2011 and 2010, respectively, related to the effective portion of its interest rate swaps. This interest expense combined with the interest paid to the Company’s lender based on the terms of its credit facility results in effective interest rates equal to the swap rates presented in the table above. Accumulated other comprehensive loss, net of tax, related to interest rate swaps was $11.6 million and $15.1 million at March 31, 2011 and December 31, 2010, respectively. The Company estimates that $7.8 million of the $11.6 million accumulated other comprehensive loss, net of tax, will be reclassified into earnings over the next 12 months.

The pre-tax fair value of the Company’s cash flow hedges related to foreign currency forward contracts and interest rate swaps and the accounts in the Consolidated Condensed Balance Sheets in which the amounts are included were as follows:

	March 31, 2011
	Prepaid Expenses and Other	Other Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)

Interest rate swaps	$—	$—	$12,373	$6,364
Foreign currency forward contracts	6,727	99	2,676	5

Total designated	$6,727	$99	$15,049	$6,369

	December 31, 2010
	Prepaid Expenses and Other	Other Assets	Accrued Expenses	Pension and Other
	(Dollars in thousands)

Interest rate swaps	$—	$—	$12,799	$11,166
Foreign currency forward contracts	7,953	146	2,948	307

Total designated	$7,953	$146	$15,747	$11,473

The pre-tax derivative gains and losses included in the Consolidated Condensed Statements of Comprehensive Income and the Consolidated Condensed Statements of Earnings related to cash flow hedges were as follows:

Gain (loss) recognized in other comprehensive income (loss):

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Interest rate swaps	$5,228	($5,312)
Foreign currency forward contracts	2,794	(1,857)

Total	$8,022	($7,169)

Gain (loss) reclassified from other comprehensive income to earnings:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2011	2010
	(Dollars in thousands)

Interest rate swaps	($3,376)	($530)	Interest expense
Foreign currency forward contracts	(694)	422	Sales
Foreign currency forward contracts	2,991	(962)	Cost of products sold
Foreign currency forward contracts	—	(17)	Selling, general and administrative expenses

Total	($1,079)	($1,087)

Gain (loss) recognized in earnings due to ineffectiveness and amounts excluded from effectiveness testing:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2011	2010
	(Dollars in thousands)

Foreign currency forward contracts	$1	($85)	Sales
Foreign currency forward contracts	(479)	(194)	Cost of products sold
Foreign currency forward contracts	389	(222)	Selling, general and administrative expenses

Total	($89)	($501)

The pre-tax gains (losses) from derivatives not designated as hedging instruments included in the Consolidated Condensed Statements of Earnings were as follows:

	Quarter Ended March 31,		Consolidated Condensed Statement of Earnings Line Item
	2011	2010
	(Dollars in thousands)

Foreign currency forward contracts	$2,083	$939	Cost of products sold
Foreign currency forward contracts	(238)	(5,897)	Selling, general and administrative expenses

Total	$1,845	($4,958)

Derivative instruments are subject to significant concentrations of credit risk to the banking industry. The Company manages counterparty credit risk by only entering into derivative contracts with large commercial financial institutions. The maximum amount of pre-tax loss, not considering netting arrangements, if any, which the Company would have incurred if counterparties to its derivative instruments failed to meet their obligations was $9.7 million at March 31, 2011 compared to $8.8 million at December 31, 2010. At March 31, 2011, the Company had no knowledge of any of counterparty default.

The Company also has cross-currency foreign currency-denominated debt obligations that are designated as hedges of the foreign currency exposure associated with its net investments in non-United States operations. The currency effects of the debt obligations are reflected in other comprehensive income (loss) where they offset translation gains and losses recorded on the Company’s net investments in Germany. The Company recognized a pre-tax loss of $5.5 million and a pre-tax gain of $6.7 million in other comprehensive income (loss) related to net investment hedges for the quarters ended March 31, 2011 and 2010, respectively.

The Company also uses natural hedges to mitigate risks associated with foreign currency exposures. For example, the Company often has non-functional currency denominated receivables from customers for which the exposure is partially mitigated by a corresponding non-functional currency payable to a vendor.

4. Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in addition to net earnings (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net earnings (loss). The Company reports comprehensive income (loss) and accumulated other comprehensive income (loss) in the Consolidated Statements of Common Stockholders’ Investment. Accumulated other comprehensive income, net of income taxes, was as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Currency translation adjustments	$105,969	$54,888
Pension and postretirement benefit unrecognized costs	(33,623)	(34,894)
Derivative fair value adjustments	(10,647)	(15,948)

Accumulated other comprehensive income	$61,699	$4,046

5. Inventories

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Raw materials and parts	$113,302	$117,919
Work in process	474,091	366,733
Finished products (primarily replacement parts)	746,842	644,832

	$1,334,235	$1,129,484

6. Goodwill and Intangible Assets

Intangible assets consisted of the following:

	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)

Amortized intangible assets:
Technology	$426,863	($60,449)	$421,396	($48,394)
Customer relationships	272,040	(32,106)	269,043	(28,213)
Trademarks and trade names	45,879	(17,854)	50,340	(16,322)
Engineering drawings	25,500	(17,237)	25,500	(16,919)
Other	12,952	(6,044)	11,663	(5,809)

	$783,234	($133,690)	$777,942	($115,657)

Unamortized intangible assets: Trademarks/Trade names	$16,875		$16,846

Changes in the carrying amount of goodwill were as follows:

	Surface Mining	Underground Mining
	(Dollars in thousands)

Balance at January 1, 2011	$636,215	$291,667
Currency translation	11,624	9,501

Balance at March 31, 2011	$647,839	$301,168

The estimated future amortization expense of intangible assets as of March 31, 2011 was as follows (dollars in thousands):

2011 (remaining nine months)	$34,105
2012	45,955
2013	45,955
2014	45,633
2015	45,409
2016	45,409
Future	387,078

$649,544

7. Long-Term Debt and Financing Arrangements

Long-term debt consisted of the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Term loan facility	$1,498,712	$1,495,715
Other	28,879	19,742

	1,527,591	1,515,457
Less current maturities of long-term debt and short-term obligations	(37,553)	(28,113)

	$1,490,038	$1,487,344

The Company’s credit facilities include a secured revolving credit facility of $525.0 million ($35.0 million has a maturity date of May 4, 2012 and $490.0 million has a maturity date of May 4, 2014), an unsecured German revolving credit facility of €65.0 million ($92.0 million at March 31, 2011) which matures on May 4, 2014 and a secured term loan facility. The secured term loan facility balance at March 31, 2011 was $1,498.7 million, consisting of (i) $1,269.4 million ($386.0 million matures on May 4, 2014 and $883.4 million matures on February 19, 2016); (ii) A$122.8 million ($126.8 million) with a maturity date of February 19, 2016; and (iii) €72.4 million ($102.5 million) with a maturity date of May 4, 2014. The entire secured revolving credit facility is eligible to be used for letters of credit.

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

The credit facilities contain operating and financial covenants that, among other things, could limit the Company’s ability to obtain additional sources of capital. The Company’s financial covenants require that it maintain, on a trailing four-quarter basis as of the end of each fiscal quarter, a total leverage ratio of not more than 3.50 to 1.00 and a consolidated interest coverage ratio of at least 3.0 to 1.0. At March 31, 2011, the Company’s total leverage ratio was 1.40 to 1.00 and its interest coverage ratio was 9.3 to 1.00. The Company was also in compliance with all operating covenants at March 31, 2011.

The credit facilities require the Company to prepay outstanding loans with 100% of the net proceeds of the incurrence of certain debt and certain asset sales and 50% (subject to reductions based on the Company’s total leverage ratio) of the Company’s annual excess cash flow, as defined in its credit facilities.

At March 31, 2011, the amount potentially available for borrowings under the secured revolving credit facility was $304.5 million, after taking into account $220.5 million of issued letters of credit. The amount potentially available for borrowings under the unsecured German credit facility at March 31, 2011 was $19.5 million (€13.8 million), after taking into account $72.5 million (€51.2 million) of issued letters of credit. To manage a portion of its exposure to changes in LIBOR-based and EURIBOR-based interest rates, the Company has entered into interest rate swap agreements that effectively fix the interest payments on $749.1 million ($650.0 million plus €70.0 million) of outstanding borrowings under its term loan facility at a weighted average interest rate of 2.6%, plus the applicable spread. The remaining $749.6 million of outstanding term loan borrowings at March 31, 2011 were at a weighted average interest rate of 4.8%, including the applicable spread.

8. Common Stockholders’ Investment

At March 31, 2011, the Company’s issued and outstanding shares consisted only of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the Company’s common stockholders.

9. Stock-Based Compensation

The Company recognizes compensation expense for nonvested shares and stock appreciation rights (“SARs”) over the requisite service period for vesting of the award. Total stock-based compensation expense included in the Company’s Consolidated Condensed Statements of Earnings was $2.0 million and $1.9 million for the quarters ended March 31, 2011 and 2010, respectively.

Nonvested Shares. The Company has granted nonvested shares to certain employees pursuant to the Bucyrus International, Inc. Omnibus Incentive Plan 2007 (the “Omnibus Plan”). These shares cliff vest in their entirety at the end of the fourth calendar year from the grant date (inclusive of the year of grant) provided the employee remains employed by the Company until such date or has a qualifying retirement prior to such date. Compensation expense related to nonvested shares was $0.6 million for each of the quarters ended March 31, 2011 and 2010, respectively. Nonvested share activity during the quarter ended March 31, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	383,050	$27.44
Granted	142,400	$91.04
Forfeited	—	—
Vested	—	—

Outstanding at March 31, 2011	525,450	$44.68

At March 31, 2011, there was $17.5 million of unrecognized compensation expense related to nonvested share grants. This cost is expected to be recognized over a weighted average period of 3.4 years. The grant date fair value was based on the fair market value of the Company’s common stock on the date of grant. At March 31, 2011, the Company expected approximately 494,000 shares to vest and these shares had an aggregate intrinsic value of $45.2 million and a weighted-average remaining contractual term of 2.4 years.

SARs. The Company has granted SARs to certain employees pursuant to the Omnibus Plan. The SARs vest incrementally and can be settled in shares only. Compensation expense related to SARs was $1.4 million and $1.3 million for the quarters ended March 31, 2011 and 2010, respectively. SAR activity during the quarter ended March 31, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	1,471,347	$15.03
Granted	—	—
Forfeited	—	—
Exercised	(6,601)	$14.52

Outstanding at March 31, 2011	1,464,746	$15.03

Vested and exercisable at March 31, 2011	287,311	$14.58

The 287,311 vested and exercisable shares at March 31, 2011 had a weighted average exercise price of $28.36 per share, an aggregate intrinsic value of $18.1 million and a weighted average remaining contractual term of 6.5 years.

At March 31, 2011, approximately 1,313,000 of the outstanding SARs were vested or were expected to vest and these SARs had a weighted average exercise price of $27.11 per share, an intrinsic value of $84.5 million and a weighted average remaining contractual life of 7.7 years.

At March 31, 2011, there was $10.2 million of unrecognized compensation expense related to SARs that were vested or were expected to vest. This cost is expected to be recognized over a weighted average period of 2.2 years.

10. Pension Benefits

Net pension periodic benefit cost consisted of the following:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Service cost	$1,748	$1,388
Interest cost	2,940	2,931
Expected return on assets	(1,542)	(1,378)
Amortization of:
Prior service cost	111	114
Actuarial loss	540	683

Net pension periodic benefit cost	$3,797	$3,738

11. Net Earnings Per Share

The reconciliation of the numerators and the denominators of the basic and diluted net earnings per share of common stock calculations were as follows:

	Quarter Ended March 31,
	2011	2010
	(Dollar in thousands, except per share amounts)

Net earnings	$56,334	$35,014

Weighted average shares outstanding	80,923,776	77,299,009

Basic net earnings per share	$0.70	$0.45

Weighted average shares outstanding	80,923,776	77,299,009
Effect of dilutive nonvested shares, stock appreciation rights and performance shares	1,202,139	1,362,164

Weighted average shares outstanding – diluted (1)	82,125,915	78,661,173

Diluted net earnings per share	$0.69	$0.45

(1)	Grants of nonvested shares and SARs representing approximately an additional 5,000 shares were outstanding for the quarter ended March 31, 2010, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive. There were no grants of nonvested shares or SARs that were antidilutive for the quarter ended March 31, 2011.

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

The accounting policies of the Company’s segments are the same as those described in Note A to the Company’s 2010 consolidated financial statements. Operating earnings for each segment do not include interest income, interest expense, other income, other expense and a provision for income taxes. Corporate expenses consist primarily of costs related to employees who provide services across both of the Company’s segments. Most costs incurred to acquire businesses are also classified as corporate expenses. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment.

Segment information was as follows:

	Quarter Ended March 31, 2011
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining	$640,027	$101,398	$14,746	$10,631	$3,549,865
Underground mining	269,644	22,123	8,483	5,929	1,665,015

Total operations	909,671	123,521	23,229	16,560	5,214,880
Corporate	—	(14,363)	—	12,837	31,661

Consolidated total	$909,671	109,158	23,229	$29,397	$5,246,541

Interest income		(2,062)	—
Interest expense		19,743	—
Other expense		2,453	2,453

Earnings before income taxes		$89,024	$25,682

	Quarter Ended March 31, 2010
	Sales	Operating Earnings	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)

Surface mining (1)	$397,571	$66,588	$13,393	$4,175	$2,878,288
Underground mining	209,954	21,268	8,558	2,549	1,470,987

Total operations	607,525	87,856	21,951	6,724	4,349,275
Corporate	—	(21,941)	—	—	—

Consolidated total	$607,525	65,915	21,951	$6,724	$4,349,275

Interest income		(1,349)	—
Interest expense		11,059	—
Other expense		1,835	1,836

Earnings before income taxes		$54,370	$23,787

(1)	Operating earnings include inventory fair value adjustments charged to cost of products sold of $7.0 million. This amount is not included in the depreciation and amortization column.

13. Contingencies

Environmental, product warranty and liability and legal matters as of March 31, 2011 were as follows:

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

Product Warranty

The Company recognizes the cost associated with its warranty policies on its products as revenue is recognized. The amount recognized is based on historical experience. The changes in accrued warranty costs for the quarters ended March 31, 2011 and 2010 were as follows:

	2011	2010
	(Dollars in thousands)

Balance at January 1	$166,867	$49,442
Acquired balance	—	39,099
Provisions	12,892	7,667
Settlements	(13,792)	(6,801)
Changes in liability for pre-existing warranties, net	176	(2,743)
Foreign currency translation	4,505	(1,831)

Balance at March 31	$170,648	$84,833

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

Other Litigation

In August 2010, the Company received letters from the U.S. Department of Justice and from the U.S. Securities and Exchange Commission (“SEC”) requesting certain documents and information and notifying the Company that the SEC is conducting a non-public, fact-finding inquiry of the Company. The Company is cooperating fully with this inquiry.

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

The Company has determined that its financial assets and liabilities are level 2 in the fair value hierarchy. The Company’s financial assets and liabilities that were accounted for at fair value were as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Foreign currency forward contracts (1)	$9,690	$8,802

Liabilities:
Foreign currency forward contracts (1)	$5,940	$14,609
Interest rate swaps (2)	18,737	23,965

Total liabilities at fair value	$24,677	$38,574

(1)	Based on observable market transactions of forward currency prices.
(2)	Based on observable market transactions of forward LIBOR or EURIBOR rates.

15. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new accounting guidance regarding the accounting for revenue in arrangements with multiple deliverables. This guidance addresses how the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable. This guidance became effective on a prospective basis for fiscal years beginning on or after June 15, 2010. The Company adopted the guidance effective January 1, 2011 and it did not have a material effect on its financial position or results of operations.

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

•	changes in global financial markets and global economic conditions;

•	our customers deferring, delaying or canceling capital investments due to volatility and tightening of credit markets, unprecedented financial market conditions and a global recession;

•	disruption of our plant operations due to equipment failures, natural disasters or other reasons;

•	our dependence on the commodity price of coal and other conditions in the coal market;

•	the highly competitive nature of the mining industry;

•	our reliance on significant customers;

•	the loss of key customers or key members of management;

•	the risks and uncertainties of doing business in foreign countries, including emerging markets, and foreign currency risks;

•	costs and risks associated with regulatory compliance and changing regulations affecting the mining industry and/or electric utilities;

•	our ability to attract and retain skilled labor;

•	our ability to continue to offer products containing innovative technology that meets the needs of our customers;

•	work stoppages at our company, our customers, our suppliers or providers of transportation;

•	our ability to protect intellectual property;

•	the availability of operating cash to service our indebtedness, including the substantial indebtedness incurred to acquire Terex Mining;

•	our customers’ inability to obtain loan guarantees or other credit enhancements or financing;

•	our reliance on local partners in foreign countries;

•	liabilities relating to Terex Mining which are unknown to us;

•	dependence on Terex Mining internal control systems for compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	our entering into a new line of business and new geographic markets in which certain of our competitors have substantially more experience than we do as a result of our acquisition of Terex Mining;

•	our ability to successfully implement a new enterprise resource planning (“ERP”) system in our surface segment;

•	our ability to satisfy underfunded pension and postretirement obligations;

•	our production capacity;

•	product liability, environmental and other potential litigation; and

•	our ability to purchase component parts or raw materials from key suppliers at acceptable prices and/or on the required time schedule.

The foregoing factors do not constitute an exhaustive list of factors that could cause actual results to differ materially from those anticipated in forward-looking statements, and should be read in conjunction with the other cautionary statements and risk factors included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011 and our subsequently filed Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Preamble

All references to “us,” “we” and “our” in the following discussion and analysis means, unless the context indicates otherwise, Bucyrus International, Inc. together with its consolidated subsidiaries.

Pending Merger with Caterpillar Inc.

The previously announced transaction with Caterpillar Inc. is expected to close in mid-2011, subject to the completion of certain competition agency reviews and the satisfaction of other customary conditions to closing.

Business

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

The market for our original equipment is closely correlated with customer expectations of sustained strength in prices of mined commodities. Copper and gold prices are at historically high levels, thermal and especially metallurgical coal prices have experienced significant price increases in recent periods, oil and iron ore prices have increased, and all other commodity prices are holding to positive long-term trend lines. As a result, demand for virtually all of our original equipment products is strong. All markets for our original equipment products currently are strong, particularly Australia (coal and iron ore), Canada (oil, copper and iron ore), China (coal), Eastern Europe (coal), India (coal), South Africa (coal), South America (copper and iron ore) and the United States iron ore market.

The size of our installed base of surface mining and underground mining original equipment (approximately $34 billion and $10 billion, respectively) provides the foundation for our aftermarket activities. In our surface mining segment, Australia and Canada remain strong markets for our aftermarket parts and services. Strong demand for iron ore and coal in Australia has resulted in increased spending by our customers for our aftermarket parts and services. In Canada, customers are increasing spending on maintenance and major overhauls that were postponed in 2009 and 2010. Sales growth is expected in the United States market as electric mining shovels are coming into the life cycle stage where orders for aftermarket parts and service are expected to increase.

In our underground segment, demand for aftermarket parts and services is expected to moderately increase from 2010 levels. Growth in room and pillar aftermarket in the United States is expected as rebuild activity remains steady. Demand for longwall aftermarket parts and services in Russia and China is strong and these markets are expected to grow in 2011 as the demand for coal remains at a high level.

Backlog

Our backlog level, which represents unfilled orders for our products and services, allows us to more accurately forecast our upcoming sales and plan our production accordingly. Our backlog also provides us with a relatively predictive level of expected sales and cash flows for the next 12 months. Due to the high cost of some of our original equipment, our backlog is subject to volatility, particularly over relatively short periods. A portion of our backlog is related to multi-year contracts that will generate revenue in future years. Our backlog at March 31, 2011 and December 31, 2010, as well as the portion of our backlog which is expected to be recognized within 12 months of these dates, was as follows:

	March 31, 2011	December 31, 2010	% Change
	(Dollars in thousands)
Surface Mining:
Total	$2,161,537	$1,708,877	26.5%
Next 12 months	$1,404,961	$1,134,105	23.9%
Underground Mining:
Total	$1,104,062	$997,388	10.7%
Next 12 months	$841,118	$752,424	11.8%
Total:
Total	$3,265,599	$2,706,265	20.7%
Next 12 months	$2,246,079	$1,886,529	19.1%

The increase in surface mining total backlog from December 31, 2010 was primarily due to the receipt of a large order for multiple off-highway haul trucks, electric mining shovels, draglines and aftermarket parts and services in the Indian market. The increase in the underground mining total backlog was primarily in aftermarket parts and services in the United States market.

New Orders

New orders were as follows:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$721,905	$168,213	329.2%
Aftermarket parts and service	387,782	171,197	126.5%

	1,109,687	339,410	226.9%

Underground Mining:
Original equipment	145,335	153,214	(5.1%)
Aftermarket parts and service	213,983	147,014	45.6%

	359,318	300,228	19.7%

Total:
Original equipment	867,240	321,427	169.8%
Aftermarket parts and service	601,765	318,211	89.1%

	$1,469,005	$639,638	129.7%

The increase in surface mining original equipment new orders for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased off-highway haul trucks, hydraulic excavators and dragline new orders. A large order for multiple off-highway haul trucks, electric mining shovels and draglines in the Indian market was received in the first quarter of 2011. Other new orders for off-highway haul trucks were received in the Mongolian and Australian markets. The increase in hydraulic excavator new orders was primarily in the Australian market.

The increase in surface mining aftermarket parts and service new orders for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to Terex Mining being included for a partial quarter in 2010 as well as increased new orders in the Canadian, Indian and Chilean markets. The increase in Canada was primarily due to dragline rebuild projects in the Alberta region and large electric mining shovel parts orders. The increase in India was primarily due to aftermarket orders received along with new original equipment orders, and the increase in Chile was primarily due to the receipt of a multi-year maintenance and repair contract in the first quarter of 2011. A multi-year maintenance and repair contract in the United States market was canceled in the first quarter of 2010, which reduced new orders for that period by $29 million.

Total surface mining new orders for the first quarter of 2011 were positively impacted by approximately $22 million due to the effect of the weaker U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

The decrease in underground mining original equipment new orders for the first quarter of 2011 compared to the first quarter of 2010 was primarily in the room and pillar product line and reflects the timing of new orders. This decrease was partially offset by an increase in the belt systems product line as a result of large projects in China.

The increase in underground mining aftermarket parts and service new orders for the first quarter of 2011 compared to the first quarter of 2010 was primarily in the United States market due to a large longwall rebuild order in the Central Appalachia region.

Total underground mining new orders for the first quarter of 2011 were positively impacted by approximately $31 million due to the effect of the weaker U.S. dollar on orders and beginning of period backlog denominated in foreign currencies.

Results of Operations

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

	Quarter Ended March 31,
	2011		2010
	Amount	% of Sales	Amount	% of Sales
	(Dollars in thousands, except per share amounts)

Sales	$909,671	—	$607,525	—
Gross profit	$259,653	28.5%	$175,282	28.9%
Selling, general and administrative expenses	$115,131	12.7%	$87,134	14.3%
Operating earnings	$109,158	12.0%	$65,915	10.8%
Net earnings	$56,334	6.2%	$35,014	5.8%
Fully diluted net earnings per share	$0.69	N/A	$0.45	N/A

Sales

Sales consisted of the following:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Surface Mining:
Original equipment	$324,545	$170,169	90.7%
Aftermarket parts and service	315,482	227,402	38.7%

	640,027	397,571	61.0%

Underground Mining:
Original equipment	134,733	97,826	37.7%
Aftermarket parts and service	134,911	112,128	20.3%

	269,644	209,954	28.4%

Total:
Original equipment	459,278	267,995	71.4%
Aftermarket parts and service	450,393	339,530	32.7%

	$909,671	$607,525	49.7%

Total sales for the first quarter of 2011 and 2010 were negatively impacted by the seasonality of aftermarket shipments in the mining industry in comparison to other quarters throughout the year. Typically, the first quarter is the slowest quarter in terms of aftermarket sales. In addition, the flooding in Australia negatively impacted first quarter 2011 sales.

Capacity utilization at Bucyrus’ manufacturing facilities was high during the first quarter of 2011 resulting in a build-up of work-in-progress inventory which is expected to be shipped in future periods.

The increase in surface mining original equipment sales for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to increased hydraulic excavator, off-highway haul truck and electric mining shovel sales. The increase in hydraulic excavator sales was in the Australian, Mongolian and North African markets as a result of the continued strength of coal, iron ore and gold prices. The increase in off-highway haul truck sales was in the Australian, Chinese and Brazilian markets as a result of higher demand for coal and iron ore in these markets. The increase in electric mining shovel sales was in the Indian, Canadian and Brazilian markets and was driven by continued strong commodity prices, customers returning to more sustainable levels of capital expenditures and new shovel technology.

The increase in surface mining aftermarket parts and service sales for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the inclusion of Terex Mining sales for a partial quarter in 2010. The increase was also due to higher electric mining shovel part sales in the oil sands region of the Canadian market.

The increase in underground mining original equipment sales for the first quarter of 2011 compared to the first quarter of 2010 was primarily in the longwall product line. This increase was due to increased sales in the Chinese, United States and Australian markets due to improving coal prices and growing steel production.

The increase in underground mining aftermarket parts and service sales for the first quarter of 2011 compared to the first quarter of 2010 was primarily in the United States market. The increase in longwall aftermarket parts and service sales was primarily due to increased demand as a result of numerous new systems put into production within the past two years. The increase in room and pillar aftermarket parts and service sales was primarily due to an increase in rebuilds and increased demand for transportation equipment.

Gross Profit

Gross profit and gross margin were as follows:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)

Gross profit	$259,653	$175,282	48.1%
Gross margin	28.5%	28.9%	N/A

Gross profit and gross margin were affected by amortization of acquisition accounting adjustments related to the acquisition of Terex Mining as follows:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Gross profit increase (reduction)	$178	($6,832)

Gross margin reduction (percentage points)	—	1.1

Gross margin was 28.5% and 30.0% for the first quarter of 2011 and 2010, respectively, after adjusting for amortization of Terex Mining acquisition accounting adjustments. Gross margin for the first quarter of 2011 decreased from the first quarter of 2010 primarily due to the mix of products sold. Raw material cost increases had a minimal impact on gross margin for the first quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows:

	Quarter Ended March 31,		% Change
	2011	2010
	(Dollars in thousands)

Selling, general and administrative expenses	$115,131	$87,134	32.1%
Percent of sales	12.7%	14.3%	N/A

The increase in selling, general and administrative expenses for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the inclusion of Terex Mining for a partial quarter in 2010 and a full quarter in 2011. Selling, general and administrative expense for the first quarter of 2011 included $1.1 million of acquisition costs compared to $14.6 million of acquisition costs for the first quarter of 2010. The acquisition costs for 2011 were primarily related to the pending merger with Caterpillar Inc. and the acquisition costs for 2010 were primarily related to the acquisition of Terex Mining. Selling, general and administrative expenses for the first quarter of 2010 included a loss on the disposal of fixed assets $1.9 million.

Research and Development Expenses

Research and development expenses were as follows:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)

Research and development expenses	$23,814	$13,243	79.8%
Percent of sales	2.6%	2.2%	N/A

The increase in research and development expenses for the first quarter of 2011 was primarily due to further development of our original equipment products and the inclusion of Terex Mining for a partial quarter in 2010 and a full quarter in 2011.

Amortization of Intangible Assets

Amortization of intangible assets acquired in the Terex Mining acquisition was $7.3 million for the first quarter of 2011 compared to $4.5 million for the first quarter of 2010. The amortization of Terex Mining intangible assets is expected to be approximately $7 million per quarter through December 2019.

Operating Earnings

Operating earnings were as follows:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)

Surface mining	$101,398	$66,588	52.3%
Underground mining	22,123	21,268	4.0%

Total operations	123,521	87,856	40.6%
Corporate	(14,363)	(21,941)	34.5%

Consolidated total	$109,158	$65,915	65.6%

The increase in operating earnings for the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the inclusion of Terex Mining for a partial quarter in 2010 and a full quarter in 2011 and reduced acquisition expense. Included in the first quarter of 2011 was $1.1 million of acquisition expense compared to $14.6 million for the first quarter of 2010. Operating earnings for the first quarter of 2011 and the first quarter of 2010 were reduced by $7.0 million and $11.2 million, respectively, as a result of amortization of acquisition accounting adjustments related to the acquisition of Terex Mining.

Interest Expense

Interest expense was $19.7 million for the first quarter of 2011 compared to $11.1 million for the first quarter of 2010. The increase in interest expense in 2011 was primarily due to the $1.0 billion secured term loan used to acquire Terex Mining being outstanding for a partial quarter in 2010 and a full quarter in 2011. Interest expense is expected to be approximately $59 million for the remaining nine months of 2011.

Income Tax Expense

The effective income tax rate for the first quarter of 2011 was 36.7% compared to 35.6% for the first quarter of 2010. The higher rate in 2011 was primarily due to non-deductible costs related to the pending merger with Caterpillar Inc. and the rate in 2010 was unfavorably impacted by non-deductible costs related to the acquisition of Terex Mining.

Net Earnings

Net earnings were as follows:

	Quarter Ended March 31,
	2011	2010	% Change
	(Dollars in thousands, except per share amounts)

Net earnings	$56,334	$35,014	60.9%
Fully diluted net earnings per share	$0.69	$0.45	53.3%

Net earnings were reduced (increased) by amortizations of preliminary acquisition accounting adjustments related to the acquisition of Terex Mining as follows:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Inventory fair value adjustment charged to cost of products sold	$—	$7,019
Amortization of intangible assets	7,276	4,462
Depreciation of fixed assets	(261)	(234)

Operating earnings	7,015	11,247
Income tax benefit	(2,445)	(3,618)

Total	$4,570	$7,629

Foreign Currency Fluctuations

The following table summarizes the approximate effect of changes in foreign currency exchange rates on our sales, gross profit and operating earnings, in each case compared to the prior year:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Increase in sales	$20,535	$34,636
Increase in gross profit	$4,047	$8,764
Increase in operating earnings	$2,268	$4,757

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA were as follows:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

EBITDA	$132,387	$87,867
Percent increase (decrease) from prior year	50.7%	(16.5%)
EBITDA as a percent of sales	14.6%	14.5%

Adjusted EBITDA	$135,502	$112,767
Percent increase from prior year	20.2%	4.8%
Adjusted EBITDA as a percent of sales	14.9%	18.6%

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

The following table reconciles net earnings as reported in our Consolidated Condensed Statements of Earnings to EBITDA and reconciles EBITDA to Net Cash Provided By Operating Activities as reported in our Consolidated Condensed Statements of Cash Flows:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

Net earnings	$56,334	$35,014
Interest income	(2,062)	(1,349)
Interest expense	19,743	11,059
Income tax expense	32,690	19,356
Depreciation	11,680	12,960
Amortization (1)	14,002	10,827

EBITDA	132,387	87,867
Changes in assets and liabilities	(59,386)	127,874
Non-cash stock compensation expense (2)	1,964	1,948
Loss on disposal of fixed assets (3)	10	1,865
Interest income	2,062	1,349
Interest expense	(19,743)	(11,059)
Income tax expense	(32,690)	(19,356)

Net cash provided by operating activities	$24,604	$190,488

Net cash used in investing activities	($24,548)	($1,010,376)

Net cash provided by financing activities	$6,602	$961,282

(1)	Includes amortization of intangible assets and debt issuance costs. The $7.0 million of inventory fair value adjustments charged to cost of products sold for the quarter ended March 31, 2010 are not included.
(2)	Reflects non-cash stock compensation expense related to equity incentive plans.
(3)	Reflects losses on the disposal of fixed assets in the ordinary course.

Adjusted EBITDA is a material term in our current credit agreement, which we believe is a material agreement, and is used in the calculation of our leverage ratio covenant. Also, our management uses Adjusted EBITDA when preparing our annual operating budget and financial projections. The following table reconciles EBITDA to Adjusted EBITDA:

	Quarter Ended March 31,
	2011	2010
	(Dollars in thousands)

EBITDA	$132,387	$87,867
Non-cash stock compensation expense	1,964	1,948
Loss on disposal of fixed assets (1)	10	1,865
Terex Mining acquisition costs (2)	—	14,068
Costs associated with the pending merger with Caterpillar Inc. (3)	1,141	—
Inventory fair value adjustment charged to cost of products sold (4)	—	7,019

Adjusted EBITDA	$135,502	$112,767

(1)	Reflects losses on the disposal of fixed assets in the ordinary course.
(2)	Reflects costs incurred to acquire Terex Mining.
(3)	Reflects costs related to the pending merger with Caterpillar Inc.
(4)	In connection with the acquisition of Terex Mining, inventories acquired were adjusted to estimated fair value. This adjustment is being charged to cost of products sold as the inventory is sold.

Liquidity and Capital Resources

Description of Current Credit Facility

Our credit facilities include a secured revolving credit facility of $525.0 million, an unsecured German revolving credit facility of €65.0 million ($92.0 million at March 31, 2011) and a secured term loan facility. Our secured term loan facility balance at March 31, 2011 was $1,498.7 million, consisting of (i) $1,269.4 million; (ii) A$122.8 million ($126.8 million); and (iii) €72.4 million ($102.5 million). We had no secured revolving credit facility or unsecured German revolving credit facility borrowings during the first quarter of 2011. Our credit facilities contain operating and financial covenants that, among other things, could limit our ability to obtain additional sources of capital. At March 31, 2011, we were in compliance with these covenants. Refer to Note 7 of the Notes to Consolidated Condensed Financial Statements for a more detailed discussion of our current credit facilities and associated financial covenants.

Cash Requirements

Our cash balance increased to $484.4 million at March 31, 2011 from $473.7 million at December 31, 2010.

A significant portion of our cash flows is generated outside of the United States. At March 31, 2011, $240.8 million of our $484.4 million cash and cash equivalents balance was located outside of the United States. We manage our global cash requirements considering available funds among the subsidiaries through which we conduct our business and the cost effectiveness through which those funds can be accessed. We continue to seek opportunities to access cash balances in excess of local operating requirements to meet global liquidity needs in a cost effective manner. We have and will continue to transfer cash from international subsidiaries to the United States and other international subsidiaries when it is cost effective to do so.

Our customers generally are contractually obligated to make progress payments under purchase contracts for machine orders and certain large parts orders. As a result, we do not anticipate significant outside financing requirements to fund production of our original equipment and do not believe that original equipment sales will have a material adverse effect on our liquidity, although the issuance of letters of credit reduces the amount available for borrowings under our revolving credit facilities. If additional borrowings are necessary during the remainder of 2011, we believe we have sufficient capacity under our existing revolving credit facilities.

Inventory increased to $1.3 billion at March 31, 2011 from $1.1 billion at December 31, 2010. The increase was primarily due to the build up of work-in-process inventory which is expected to be shipped in future periods. Inventory turns were 2.4 at March 31, 2011 compared to 2.4 at December 31, 2010. We expect improvement in inventory turns throughout the remainder of 2011 based on the initiatives we implemented in 2010 to increase inventory turns and anticipated increased sales levels.

Ordinary course capital expenditures for the first quarter of 2011 were $29.4 million compared to $6.7 million for the first quarter of 2010. Included in capital expenditures was approximately $7 million related to facility expansions and renovations and approximately $5 million for the implementation of a global SAP enterprise resource planning system. Capital expenditures for 2011 are expected to approximate $100 million. We are closely monitoring our capital spending in relation to current economic conditions and business levels. We believe cash flows from operating activities and funds available under our revolving credit facilities will be sufficient to fund our expected ordinary course capital expenditures during 2011.

At March 31, 2011, there were approximately $350.3 million of standby letters of credit outstanding under all of our bank facilities.

In addition to the obligations noted above, we currently anticipate estimated cash funding requirements for interest and dividends of approximately $55 million and $6 million, respectively, and income taxes of between $130 million and $140 million during the remainder of 2011.

During the remainder of 2011, we anticipate continued positive cash flows from operations and expect our cash balances to increase throughout the remainder of the year. We believe that cash flows from operations and our existing revolving credit facilities will be sufficient to fund our ordinary course cash requirements for the remainder of 2011. We also believe that cash flows from operations will be sufficient to repay any borrowings under our revolving credit facilities, as necessary, and all scheduled term loan payments.

Receivables

We recognize revenues on most original equipment orders using the percentage-of-completion method. Accordingly, accounts receivable are generated when revenue is recognized, which can be before the funds are collected or, in some cases, before the customer is billed. At March 31, 2011, we had $880.1 million of accounts receivable compared to $918.8 million of accounts receivable at December 31, 2010. Receivables at March 31, 2011 and December 31, 2010 included $427.8 million and $381.8 million, respectively, of revenues from long-term contracts which were not billable at these dates. Billed receivables at March 31, 2011 decreased from December 31, 2010 primarily due to large collections of original equipment billed receivables.

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

Critical Accounting Policies and Estimates

See Critical Accounting Policies and Estimates in the Management’s Discussion and Analysis section of our 2010 Annual Report to Stockholders. There have been no material changes to these policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk is impacted by changes in interest rates and foreign currency exchange rates.

Interest Rates

Our interest rate exposure relates primarily to floating rate debt obligations in the United States. We manage borrowings under our credit agreement through the selection of LIBOR based borrowings, EURIBOR based borrowings, or prime-rate based borrowings. To manage a portion of our exposure to changes in LIBOR-based interest rates on our variable rate debt, we have entered into interest rate swap agreements that effectively fix the interest payments on $749.1 million ($650.0 million plus €70.0 million) of our outstanding borrowings under our term loan facility. A sensitivity analysis was performed for our floating rate debt obligations as of March 31, 2011. Based on this analysis, we have determined that a 10% change in the weighted average interest rate as of March 31, 2011 would have the effect of changing our interest expense on an annual basis by approximately $4 million.

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

Based on our derivative instruments outstanding at March 31, 2011, a 10% change in foreign currency exchange rates would not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer and Secretary, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer and Secretary concluded that the disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management has excluded the Terex Mining business from its assessment of internal control over financial reporting as of March 31, 2011 because we acquired Terex Mining during 2010. The total assets and total revenues of the Terex Mining business represented approximately 41% and 30%, respectively, of our consolidated condensed financial statement amounts as of and for the quarter ended March 31, 2011. Terex Mining will be included in the assessment of internal control over financial reporting as of December 31, 2011.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes to the disclosures regarding risk factors made in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

BUCYRUS INTERNATIONAL, INC. (Registrant)

/s/ Mark J. Knapp
Mark J. Knapp
Corporate Controller
Date:	May 10, 2011	Principal Accounting Officer

/s/ Craig R. Mackus
Craig R. Mackus
Date:	May 10, 2011	Chief Financial Officer and Secretary Principal Financial Officer

/s/ Timothy W. Sullivan
Timothy W. Sullivan
Date:	May 10, 2011	President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Bucyrus International, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 2011.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a)/15d-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Condensed Statements of Earnings for the quarters ended March 31, 2011 and 2010; (ii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2011 and 2010; (iii) the Consolidated Condensed Balance Sheets as of March 31, 2011 and December 31, 2010; (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2011 and 2010; and (v) Notes to Consolidated Condensed Financial Statements.